Form 10-Q
period 2010-09-30
PROGAMING PLATFORMS CORP
filed 2010-12-09
CIK 1498067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to ____________

Commission file number:  333-168527
PROGAMING PLATORMS CORP.
(Exact name of Registrant as specified in its charter)
Delaware	98-0663823
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
60 Mazeh Street, Apartment 12, Tel Aviv, 65789, Israel
(Address of principal executive offices) (zip code)

+972-54-222-9702
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☐         No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐         No  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes  ☒        No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of December 7, 2010, there were 5,000,000 shares of the Registrant's common stock issued and outstanding.

PROGAMING PLATFORMS CORP.

TABLE OF CONTENTS
		Page
PART I	FINANCIAL INFORMATION	3

Item 1.	Financial Statements - Unaudited	3

	Balance Sheets as of September 30, 2010	3

	Statements of Operations and Comprehensive (Loss) for the Three Months Ended September 30, 2010, from Inception through September 30, 2010, and Cumulative from Inception	4

	Statements of Changes in Stockholders’ Equity for the Period from Inception through September 30, 2010	5

	Statements of Cash Flows for the Period ended September 30, 2010 and Cumulative from Inception	6

	Notes to Financial Statements September 30, 2010	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

PART II	OTHER INFORMATION	15

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults upon Senior Securities	15

Item 4.	(Removed and Reserved)	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

Signatures		16

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements – (Unaudited)

PROGAMING PLATFORMS CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
AS OF September 30, 2010
(Unaudited)

As of
September 30,
2010
ASSETS
Current Assets:
Deffered Offering Costs	$22,828

Total current assets	$22,828

Total Assets	$22,828

LIABILITY AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable and Other Current Liabilities	$26,735

Total current liabilities	$26,735

Total liabilities	$26,735

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $.0001 per share, 500,000,000 shares
authorized; 3,000,000 shares issued and outstanding	$300
Srock subscription receivable	$(300)
(Deficit) accumulated during the development stage	$(3,907)

Total stockholders' (deficit)	$(3,907)

Total Liabilities and Stockholders' (Deficit)	$22,828

The accompanying notes to financial statements
are an integral part of these financial statements.

PROGAMING PLATFORMS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE PERIOD ENDED September 30, 2010
AND CUMULATIVE FROM INCEPTION (May 26, 2010)
(Unaudited)

	Three Months Ended	Inception to	Cumulative
	September 30,	September 30,	From
	2010	2010	Inception

Revenues	$-	$-	$-

Expenses:
General and administrative	$2,907	$3,907	$3,907

Total expenses	$2,907	$3,907	$3,907

(Loss) from Operations	$(2,907)	$(3,907)	$(3,907)

Other Income (Expense)
		-	-
Provision for income taxes	-	-	-

Net (Loss)	$(2,907)	$(3,907)	$(3,907)

(Loss) Per Common Share:
(Loss) per common share -Basic
and Diluted	$(0.00)	$(0.00)

Weighted Average Number of
Common Shares Outstanding -
Basic and Diluted	3,000,000	2,718,750

The accompanying notes to financial statements are
an integral part of these financial statements.

PROGAMING PLATFORMS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (May 26, 2010)
THROUGH September 30, 2010
(Unaudited)

				(Deficit)
				Accumulated
			Stock	During the
	Common Stock		Subsricption	Development
	Shares	Amount	Receivable	Stage	Totals

Balance - at inception	-	$-	$-	$-	$-

Common stock issued for cash	3,000,000	$300	$(300)	$-	-

Net (loss) for the period	-	$-	$-	$(3,907)	$(3,907)

September 30, 2010	$3,000,000	$300	$(300)	$(3,907)	$(3,907)

The accompanying notes to financial statements are
an integral part of these financial statements.

PROGAMING PLATFORMS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE PERIOD ENDED September 30, 2010
AND CUMULATIVE FROM INCEPTION (May 26, 2010)
(Unaudited)

	Inception to	Cumulative
	September 30,	From
	2010	Inception

Operating Activities:
Net (loss)	$(3,907)	$(3,907)
Adjusted to reconcile net (loss) to net
cash (used in) operating activities:

Changes in net assets and liabilities-
Deferred Offering Costs	$(22,828)	$(22,828)
Accounts payable and accrued liabilities	26,735	26,735

Net Cash Used in Operating Activities	$-	$-

Investing Activities	$-	$-

Net Cash Used in Investing Activities	$-	$-

Financing Activities:

Net Cash Provided by Financing Activities:	$-	$-

Net (Decrease) Increase in Cash	$-	$-

Cash - Beginning of Period	$-	$-

Cash - End of Period	$-	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes to financial statements are
an integral part of these financial statements.

PROGAMING PLATFORMS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

(1)Summary of Significant Accounting Policies

Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2010, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2010, and the results of its operations and its cash flows for the periods ended September 30, 2010, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2010. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of June 30, 2010, filed with the SEC, for additional information, including significant accounting policies.

Basis of Presentation and Organization

ProGaming Platforms Corp. (“ProGaming Platforms” or the “Company”) is a Delaware corporation in the development stage and has not commenced operations. The Company was incorporated under the laws of the State of Delaware on May 26, 2010. The business plan of the Company is to engage in the development of an online gaming platform and to enter into licensing agreements with game servers in the United States in order to allow them to offer games of skill on our platform as part of their member services.

The accompanying financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents. As of September 30, 2010 the company has no cash or cash equivalents.

Revenue Recognition

The Company is in the development stage and has yet to realize revenues from operations. Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended September 30, 2010.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2010, the carrying value of accounts payable and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended September 30, 2010, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are expensed as incurred.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2010, and expenses for the period ended September 30, 2010, and cumulative from inception. Actual results could differ from those estimates made by management.

Fiscal Year End

The Company has adopted a fiscal year end of December 31.

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), codified in FASB ASC 820-10-65, which provides additional guidance for estimating fair value in accordance with ASC 820-10 when the volume and level of activity for an asset or liability have significantly decreased. ASC 820-10-65 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10-65 did not have an impact on the Company's results of operations or financial condition.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165") codified in FASB ASC 855-10-05, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 855-10-05 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. FASB ASC 855-10-05 is effective for interim and annual periods ending after June 15, 2009. FASB ASC 855-10-05 requires that public entities evaluate subsequent events through the date that the financial statements are issued.

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140" ("SFAS 166"), codified as FASB ASC 860, which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. FASB ASC 860 eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets and requires additional disclosures. FASB ASC 860 is effective for fiscal years beginning after November 15, 2009. The adoption of FASB ASC 860 did not have an impact on the Company's financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)" ("SFAS 167"), codified as FASB ASC 810-10, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. FASB ASC 810-10 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. FASB ASC 810-10 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. FASB ASC 810-10 also requires additional disclosures about a company's involvement in variable interest entities and any significant changes in risk exposure due to that involvement. FASB ASC 810-10 is effective for fiscal years beginning after November 15, 2009. The adoption of FASB ASC 810-10 did not have an impact on the Company's financial condition, results of operations or cash flows.

In June 2009, the FASB issued FASB ASC 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles. Pursuant to the provisions of FASB ASC 105, we have updated references to GAAP in our financial statements. The adoption of FASB ASC 105 did not impact the Company's financial position or results of operations.

(2)Development Stage Activities and Going Concern

The Company is currently in the development stage, and has no operations. The business plan of the Company is to engage in the development of an online gaming platform and to enter into licensing agreements with game servers in the United States in order to allow them to offer games of skill on our platform as part of their member services.

The Company commenced a capital formation activity by filing a Registration Statement on Form S-1 with the SEC to register and sell in a self-directed offering 2,000,000 shares of newly issued common stock at an offering price of $0.05 per share for proceeds of up to $100,000.  The aforementioned registration statement has been approved by the SEC, with an effective date of October 25, 2010 and the shares registered pursuant to this Registration Statement were sold by the Company as described in Note 6 below.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2010, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)Common Stock

On June 7, 2010, the Company issued 1,525,000 shares of its common stock to individuals who are Directors and officers of the company for $153 subscriptions receivable.

On June 7, 2010, the Company issued 1,475,000 shares of its common stock to individuals who are founders of the company for $147 subscriptions receivable.

The Company commenced a capital formation activity by filing a Registration Statement on Form S-1 with the SEC to register and sell in a self-directed offering 2,000,000 shares of newly issued common stock at an offering price of $0.05 per share for proceeds of up to $100,000.  As of September 30, 2010, the Company accrued $22,828 of deferred offering costs related to this capital formation activity. The aforementioned registration statement has been approved by the SEC, with an effective date of October 25, 2010. Please refer to note 6 (Subsequent events) for further details

(4)Income Taxes

The provision (benefit) for income taxes for the period ended September 30, 2010, was as follows (assuming a 23% effective tax rate):

2010
Current Tax Provision:
Federal-
Taxable income	$-

Total current tax provision	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$899
Change in valuation allowance	(899)

Total deferred tax provision	$-

The Company had deferred income tax assets as of September 30, 2010, as follows:

2010

Loss carryforwards	$899
Less - Valuation allowance	(899)

Total net deferred tax assets	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended September 30, 2010, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of September 30, 2010, the Company had approximately $3,907 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2030.

(5)Related Party Transactions

As described in Note 3, on June 7, 2010, the Company issued 1,525,000 shares of its common stock to Directors and officers for $153 subscriptions receivable.

(6)Subsequent Events

As described in Note 2 and Note 3, the Company commenced a capital formation activity by filing a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 2,000,000 shares of newly issued common stock at an offering price of $0.05 per share for proceeds of up to $100,000. The aforementioned registration statement has been approved by the SEC, with an effective date of October 25, 2010.  From October 30, 2010 through December 6, 2010 the Company has raised pursuant to the public offering $100,000 from 40  private investors, in accordance with the aforementioned offering terms.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements that the Company may make from time to time, including all statements contained in this report that are not statements of historical fact, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and the safe harbour provisions set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by words such as “plans,” “expects,” “believes,” “anticipates,” “estimates,” “projects,” “will,” “should,” and other words of similar meaning used in conjunction with, among other things, discussions of future operations, financial performance, product development and new product launches, market position and expenditures. The Company assumes no obligation to update any forward-looking statements.Additional information concerning factors which could cause differences between forward-looking statements and future actual results is discussed under the heading “Risk Factors” in the Company’s Registration Statement on Form S-1, as filed with the SEC on October 19, 2010 (“Registration Statement”).

Executive Overview

We are a development stage company with limited operations and no revenues from our business operations. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. We do not anticipate that we will generate significant revenues until we have completed development of our online gaming platform and enter into licensing agreements with online gaming servers to permit them to offer games of skill on our platform as part of their member services. Accordingly, we must raise cash from sources other than our operations in order to implement our marketing plan.

In our management’s opinion, there is a potential demand for our technology which will enable online game service providers to provide a platform offering financial rewards to winners of online competitive games of skill.

To meet our need for cash, as of December 6, 2010, we have sold 2,000,000 shares of our common stock through the Registration Statement and have raised $100,000 in gross proceeds.  We believe that this will allow us to complete development of our online gaming platform, market our online gaming platform to third party online game service providers, and remain in business for the next twelve months. If we are unable to generate revenues after ten months for any reason, or if we are unable to make a reasonable profit after twelve months, we may have to suspend or cease operations. At the present time, we have not made any arrangements to raise additional cash, other than through the offering described in the Registration Statement. Other than as described in this paragraph, we have no other financing plans at this time.

Our goal in the next twelve months is to complete development of our online gaming platform and license our online gaming platform to third party licensees to permit them to offer games of skill on our platform as part of their member services.

We initially intend to focus on the following activities:

●	Completing development of our online gaming platform.
●
Securing licensing agreements with online game service providers in the United States who, as part of the services offered by such online game service providers, will offer their member players the opportunity to utilize our online gaming platform to play games of skill.

●	Advertising our online gaming platform online on gamers’ portals, blogs and forums with a view to achieving maximum exposure to the online gaming community.
●	Hosting annual public relations events to raise awareness of our online gaming platform and the opportunity it offers to online game service providers to expand their business.

Results of Operations

During the period from May 26, 2010 (date of inception) through September 30, 2010, we incurred a net loss of $3,907. This loss consisted primarily of incorporation costs and administrative expenses. Additional $22,828 of offering costs have been incurred during the same period, comprised mostly of professional fees and filing fees related to the filing of the Registration Statement. Such offering costs have been deferred as an asset on our Financial Statement as of September 30, 2010, and are expected to be charged against capital raised in our next period’s financial statements. Since inception, we have sold 1,525,000 shares of common stock to our Directors and officers and 1,475,000 to our founders.

Revenues

We had no revenues for the period from May 26, 2010 (date of inception) through September 30, 2010.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2010 reflects assets of $22,828. Cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to operate to date.  We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Going Concern Consideration

Our independent auditors included an explanatory paragraph in their report on the financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors in the financial statements attached to our Registration Statement on Form S-1.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60, published by the SEC, recommends that all companies include a discussion of critical accounting policies used in the preparation of their financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates.

The accounting policies identified as critical are as follows:

Development Stage Company

We are considered a development stage company as defined by ASC 915 “Development Stage Entities,” as we have no principal operations or revenue from any source. Operations from the inception of the development stage have been devoted primarily to strategic planning, raising capital and research and development activities.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4.  Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of September 30, 2010, the end of the  period covered by this Quarterly Report (from inception through September 30), we carried out an evaluation, under the supervision and with the participation of our management, including our president and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our president and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.  However, from time to time, we may become a party to certain legal proceedings in the ordinary course of business.

Item 1A.  Risk Factors.

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item3.   Defaults Upon Senior Securities.

None.

Item4.   (Removed and Reserved).

Not applicable.

Item5.   Other Information.

None.

Item 6.  Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (Incorporated by reference from our Registration Statement on Form S-1 filed on October 19, 2010).
3.2	Bylaws (Incorporated by reference from our Registration Statement on Form S-1 filed on October 19, 2010).
4.1	Specimen ordinary share certificate (Incorporated by reference from our Registration Statement on Form S-1 filed on October 19, 2010).
31.1*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Tamir Levinas.
31.2*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Doron Uziel.
32.1*	Section 906 Certification of the Sarbanes-Oxley Act of 2002 of Tamir Levinas.
32.2*	Section 906 Certification of the Sarbanes-Oxley Act of 2002 of Doron Uziel.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  December 8, 2010

PROGAMING PLATFORMS CORP.

/s/ Tamir Levinas Tamir Levinas President, Chief Executive Officer and a member of the Board of Directors (who also performs as the Principal Executive Officer) December 8, 2010
/s/ Doron Uziel Doron Uziel Chief Financial Officer, Treasurer and Secretary (who also performs as Principal Financial Officer and Principal Accounting Officer) December 8, 2010