Form 10-K
period 2010-12-31
PROGAMING PLATFORMS CORP
filed 2011-03-22
CIK 1498067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ________________

Commission file number 333-168527

PROGAMING PLATORMS CORP.
(Exact name of Registrant as specified in its charter)
Delaware	98-0663823
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
60 Mazeh Street, Apartment 12, Tel Aviv, Israel	65789
(Address of principal executive offices)	(Zip Code)
+ 972 (54) 2229702
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

N/A	N/A
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Shares of Common Stock, $0.0001 par value
Title of Class

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐         Accelerated filer ☐         Non-accelerated filer ☐        Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $145,625 based upon the price of our common stock as sold by us pursuant to our registration statement on Form S-1 from October 30, 2010 through December 6, 2010, which was $0.05 per share. Shares of common stock held by each officer and director and by each person or group who owns 10% or more of them outstanding common stock amounting to 2,087,500 shares have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 21, 2011, there were 5,000,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred to in Part IV.

FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or
“continue” or the negative of these terms or other comparable terminology.  These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set out in the section hereof entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

These risks include, by way of example and not in limitation:

•	risks related to our ability to continue as a going concern;
•	the uncertainty of profitability based upon our history of losses;
•	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned development projects;
•	risks related to our ability to continue to fund research and development costs;
•	risks related to conducting business internationally due to our operations in Israel;
•	risks related to our ability to successfully develop our technology into commercial products,
•	risks related to our ability to successfully prosecute and protect our intellectual property;
•	risks related to tax assessments; and
•	other risks and uncertainties related to our prospects, properties, and business strategy.

The above list is not an exhaustive list of the factors that may affect any of our forward-looking statements.  These and other risks described in this report should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward-looking statements are made based on management’s beliefs, estimates and opinions on the date the forward-looking statements are made, and we undertake no obligation to update forward-looking statements should these beliefs, estimates, and opinions or other circumstances change.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these forward-looking statements to actual results.

Our financial statements are stated in United States dollars (“US$”) and are prepared in accordance with United States generally accepted accounting principles (“GAAP”).

In this Annual Report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the shares of our common stock.

As used in this Annual Report, the terms "we," "us," "our," "ProGaming Platforms," and “Issuer” mean ProGaming Platforms, Corp. unless the context clearly requires otherwise.

PART I

ITEM 1.    BUSINESS

Formation and year of organization

We were incorporated on May 26, 2010, in the State of Delaware. Our authorized capital consists of 500,000,000 shares of our common stock (the “Common Shares”) with a par value of $0.0001 per common share.

Our principal executive offices are currently located in Israel at the following address: 60 Mazeh Street, Apartment 12, Tel Aviv, 65789, Israel.  Our telephone number is +972 (54) 2229702.  We do not currently have a website; however, we have reserved a domain name.

Bankruptcy, Receivership or Similar Proceeding

We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal actions or proceedings.

Recent Corporate Developments

From October 30, 2010 through December 6, 2010, we raised pursuant to a public offering, $100,000 from 40 individual investors, in accordance with the offering terms set forth in our registration statement on Form S-1 (“Registration Statement”).

Business of Issuer

We are engaged in the development of an online gaming platform and intend to enter into licensing agreements with online game service providers in the United States in order to allow them to offer games of skill on our platform as part of their member services.

The Online Gaming Market

The online gaming market is the market for games played over the internet. Online games can range from simple text-based games to games incorporating complex graphics and virtual worlds populated by many players simultaneously. Online games include single-player online games and multiplayer online games. Multiplayer online games appeal to online gaming communities, for whom online gaming is a form of social activity.

The Market Opportunity

The online gaming market is one of the fastest growing global markets today.  According to the CNBC.com article entitled “Rivals Square Off in $15 Billion Online Gaming Market” dated March 26, 2010, the online gaming market is currently estimated to be worth $15 billion. With regard to North America, according to a report by BBC News dated March 24, 2009, the findings of analysts Screen Digest suggested that the multiplayer online gaming market in Europe and North America had grown by 22% and was worth $1.4 billion.

According to a press release issued on July 10, 2009 by comScore, Inc. (NASDAQ: SCOR), a leader in measuring the digital world, there were 87 million U.S. visitors at online game websites in May 2009, an increase of 22 percent from the prior year. comScore noted a significant increase in the size of its audience during the past year as consumers increasingly opted for cheaper entertainment alternatives, driven in part by the reality of economic challenges. According to comScore, Yahoo! Games ranked No. 1 in the online gaming category with 19.4 million visitors, representing a 6-percent increase over the past year, followed by EA Online with 18 million visitors (up 34 percent), Nickelodeon Casual Games with 14.8 million visitors, and WildTangent Network with 13.8 million visitors (up 16 percent).

Edward Hunter, comScore director of gaming solutions, concluded that “Online gaming continues to be one of the top gaining categories over the past year growing at ten times the rate of the total U.S. Internet population and reaching nearly one out of every two Internet users.” He added that “the growth in the category is occurring not only at the top gaming destination sites, but also through viral distribution platforms, including widgets and applications. In fact, some online gaming companies that distributed their games across sites are reaching as many people as the top online gaming sites.” (source: comScore, Inc. July 10, 2009 press release) .

Similarly, in 2009, 21.3 million PC Game full-game digital downloads were purchased in the United States (source: the website of NPD Group).

Today, a gamer wishing to play online must purchase a client account from a game service provider and then he can either play online with friends connected to a private game server or subscribe to a commercial game server and play with other subscribers. The leading business model for the online gaming market that we are aware of is "pay per access," whereby a gamer pays the online game service provider a fee (typically a monthly fee) for the right to access the game service provider’s online games.

Our Software Product

We are developing a proprietary online gaming platform which will enable gamers to play games of skill against each other (either one-to-one or many-to-many), with the winner collecting prize money. All games, scores and statistics will be maintained within the server only. The system’s billing method will be proprietary and configured to commercial billing systems.

We plan to design our online gaming platform to allow online game service providers to protect novice gamers from entering games with high stakes by restricting such gamers to low entry amount games with players of their own level. Our online gaming platform will create a statistical gamer rank data file on each participating gamer and, based on rank, will allow him to enter games up to his maximum allowed amount. The software we are developing will have the ability to detect if any gamer tries to abuse the level system by opening an account with a new name by ranking him according to his actual game performance.

In addition, our online gaming platform is based on a model that is not dependent on user self-reporting. Unlike other systems that depend on self-reporting by users, we plan for our technology to include a reliable accounting mechanism; to be easy to implement on third party servers and billing systems; to be highly secured (no middleware); and to be capable of operation in a variety of game billing scenarios (DM, TDM, CTF, etc.).

Our software product will enable a business model that combines traditional online gaming (“pay per access”) with the potential for monetary reward for the winner. Each player who has an account with a game service provider that licenses our platform will be able to pay for the right to compete in games of skill with other players, with the winner of the game to receive his money back plus his competitor’s payments.  We intend to finish the development of the prototype of our software product by the end of April 2011.

We intend to license our online gaming platform to online game service providers in the United States.  We hope to license our online gaming platform to at least four (4) online game service providers in the United States by the end of fiscal year 2011; however, we cannot provide any assurances that we will be able to meet this goal.

Target Market

Our target market is the online gaming market and the online game service providers in this market. There are hundreds of such game service providers in the United States alone. We intend to offer our online gaming platform to the leading online game service providers as well as to niche providers to enable these game service providers to enhance the gaming experience that they offer their customers, thereby generating additional revenues.

Pricing Model

We plan to enter into licensing agreements with online game service providers for the use of our online gaming platform to offer games of skill as part of their member services. Our proposed business model is to charge both one-time license fees for the right to license our software, as well as royalties linked to usage, as measured by the number of games of skill played on our online gaming platform. For example, a player wishing to compete with other players in games of skill on the platform will be required to make a per game payment to the game server based on the player’s level of performance and experience.

Our Competition

While there are a minority of online game service providers that offer gamers the opportunity to play competitive games with a potential for the winners to earn financial rewards, these games service providers do not offer independent, credible results determination, but rather rely on the users self-reporting their game results. The game service providers then act as mediators in the event of a dispute between users. (See, for example, the website of gamebattles.com and the website of VirginGaming.com).

To our knowledge, there are no other online gaming platforms that allow the kind of competitive online gaming that is capable of being offered by our online gaming platform, namely, an online gaming platform that can provide independent and objective results determination without the need for any self-reporting.

However, we anticipate that our business model may be replicated or adapted by our competitors over time.

Competitive Advantages

Our business model and technology have three main competitive advantage compared with existing online gaming offerings:

•
Our business model is based on the successful and operating business model employed by the online gambling industry, even though our platform will be designed to host rings of paying members who stand to win rewards in online games of skill such as chess or checker games.

•	The “reward for winning” model that we intend to follow offers an adrenalin rush to experienced online players looking for new thrills.
•
Our system and technology will operate independently from user feedback, and all the reports and scores will be generated from the server itself, thus removing the possibility of fraud by or disputes between users.

Sources and Availability of Products and Supplies

There are no constraints on the sources or availability of products and supplies related to our business. We will be developing our online gaming platform, and we will license our online gaming platform to online game service providers.

Dependence on One or a Few Major Customers

The nature of our product offering does not mandate any dependence on one or a few major customers, as we expect that our platform will be used by online game service providers and “rings” of online players.

Patent, Trademark, License & Franchise Restrictions and Contractual Obligations & Concessions

We have not entered into any revenue share agreements or other contracts that have given, or could give rise to, obligations or concessions. We are developing an online gaming platform and intend to protect our online gaming platform on the basis of applicable copyright, trade secrecy, trademark and trade name laws. We have researched the availability of the trademark “ProGaming Platforms,” and we did not locate any trademark registrations with the USPTO that included the term “ProGaming Platforms.” We may also effect a “new method of business” type of patent, although we anticipate that our business model may be replicated or adapted by our competitors over time. Beyond the current version of our online gaming platform and our trade name, we do not hold any other intellectual property.

Existing or Probable Government Regulations

Generally, in the U.S., games of skill are distinguished at law from games of chance by the predominant role of skill in determining the outcome of the game. Thus, while wagering on games of chance is prohibited by the laws of the United States and practically all U.S. states, in most U.S. states, a participant in a game of skill is permitted to wager on his own performance in a game of skill. Our business model is directed toward the legal online gaming market, and our software product is intended to facilitate the entirely legal activity of wagering on games of skill by the participants in such games of skill. Nevertheless, there can be no assurance that state regulators will not choose to interpret applicable state anti-gambling statutes to restrict the use of our proposed online gaming platform even when used for the wagering on games of skill. Whether a particular use of our online gaming platform would run afoul of a state’s internet gambling statute is a determination that can differ from state to state. We believe that the use of our online gaming platform to offer games of skill is not gambling under U.S. federal law nor under the laws of a majority of states. Nevertheless, should a particular state or the federal government change or interpret its laws to restrict the use of our online gaming platform, we may no longer be able to offer our software product in such locality or at all. We plan to include in our licensing agreements with game service providers a provision precluding the offering of games of skill for a cash reward in those states which prohibit the wagering on one’s own performance in a game of skill.

Research and Development Activities and Costs

Over the last four months, we have been engaged in the development of a software prototype, intended mainly to demonstrate our technological capabilities to potential investors and potential strategic partners.  Product development has been carried out mainly in-house by our CEO and CTO, assisted by an outsourced system designer at a cost of $4,000 to be paid upon completion of the development.  We expect to have the aforementioned prototype ready for display within the next month. We expect  to complete development of our product during the third quarter of 2011.

Costs and Effects of Compliance with Environmental Laws and Regulations

We are not in a business that involves the use of materials in a manufacturing stage where such materials are likely to result in the violation of any existing environmental rules and/or regulations. Further, we do not own any real property that could lead to liability as a landowner. Therefore, we do not anticipate that there will be any substantial costs associated with the compliance with environmental laws and regulations.

Employees

We have commenced only limited operations; therefore, we have no employees. Our officers and Directors provide service to us on an as-needed basis. Currently our research and development efforts are carried out mainly by our CEO and CTO, assisted by outsourced developers.  When we commence full operations, we will need to hire additional support staff as well as software developers.  We plan to hire a sales representative during the second quarter of 2011, subject to progress being made in  our product development and business development efforts, to assist in promoting our online gaming platform.

ITEM 1A.    RISK FACTORS

Risks Relating to Our Lack of Operating History

Our business is at an early stage of development and we may not develop an online gaming platform that can be commercialized.

The success of our business is dependent on our ability to develop successfully our online gaming platform, and to secure licensing agreements with existing online game service providers in the United States. Our ability to achieve these goals is unproven, and the lack of operating history makes it difficult to validate our business plan. In addition, the success of our business plan is dependent upon acceptance of our platform by the online gaming community. Should the target market not be as responsive as we anticipate, we will not have in place alternate services or products that we can offer to ensure our continuing as a going concern.

Management believes that it currently has sufficient funds to complete development of our online gaming platform, commence sales, and continue our planned activities at least through the end of fiscal year 2011.  However, we also expect to continue to incur operating losses in future periods. These losses will occur because we do not yet have any revenues to offset the expenses associated with the development and marketing of our online platform. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations.

We have a history of operating losses and we may not achieve future revenues or operating profits.

We have a history of operating losses and we anticipate generating losses until we are able to generate revenues. While we expect that our operations will yield some revenues during 2011, we do not anticipate generating significant revenues before the second half of 2012. Therefore, we may be unable to continue operations in the future as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should we be unable to continue as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

We have a going concern opinion from our auditors indicating the possibility that we may not be able to continue to operate.

Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. As a result, we may face difficulty in obtaining additional necessary funding.  There can be no assurance that we will ever achieve any revenues or profitability. The revenue and income potential of our proposed business and operations are unproven, and the lack of operating history makes it difficult to evaluate the future prospects of our business.

We have a limited operating history on which investors may evaluate our operations and prospects for profitable operations.

We were incorporated on May 26, 2010. We currently have no agreements with online game service providers nor any revenues. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

Our business plan may be unsuccessful.

The success of our business plan is dependent on our ability to develop successfully our online gaming platform and to secure licensing agreements with existing online game service providers in the United States. Our ability to develop software for this market is unproven, and the lack of operating history makes it difficult to validate our business plan. In addition, the success of our business plan is dependent upon acceptance of our platform by the online gaming community. Should the target market not be as responsive as we anticipate, we will not have in place alternate services or products that we can offer to ensure our continuing as a going concern.

Our officers have no experience in operating an online gaming platform.

Since our officers and Directors have no experience in operating an online gaming platform, they may make inexperienced or uninformed decisions regarding the development of software for this market, the operation of our business, or the marketing of our platform, which could harm our business and result in our having to suspend or cease operations, which could cause investors to lose their entire investment.

Risks Relating to Our Business

Our executive officers and Directors have significant voting power and may take actions that may be different than actions sought by our other stockholders.

Our officers and Directors will own approximately 30.5% of the outstanding shares of our common stock. These stockholders will be able to exercise significant influence over all matters requiring stockholder approval. This influence over our affairs might be adverse to the interest of our other stockholders. In addition, this concentration of ownership could delay or prevent a change in control and might have an adverse effect on the market price of our common stock.

Our officers and Directors are located in Israel and our assets may also be held from time to time outside of the United States.

Since all of our officers and Directors are located in Israel, any attempt to enforce liabilities upon such individuals under the U.S. securities and bankruptcy laws may be difficult.

In accordance with the Israeli Law on Enforcement of Foreign Judgments, 5718-1958, and subject to certain time limitations (the application to enforce the judgment must be made within five years of the date of judgment or such other period as might be agreed between Israel and the United States), an Israeli court may declare a foreign civil judgment enforceable if it finds that:

•	the judgment was rendered by a court which was, according to the laws of the State in which the court is located, competent to render the judgment;

•	the judgment may no longer be appealed;

•
the obligation imposed by the judgment is enforceable according to the rules relating to the enforceability of judgments in Israel and the substance of the judgment is not contrary to public policy; and

•	the judgment is executory in the State in which it was given.

An Israeli court will not declare a foreign judgment enforceable if:

•	the judgment was obtained by fraud;

•	there is a finding of lack of due process;

•	the judgment was rendered by a court not competent to render it according to the laws of private international law in Israel;

•	the judgment is in conflict with another judgment that was given in the same matter between the same parties and that is still valid; or

•	the time the action was instituted in the foreign court, a suit in the same matter and between the same parties was pending before a court or tribunal in Israel.

Furthermore, Israeli courts may not adjudicate a claim based on a violation of U.S. securities laws if the court determines that Israel is not the most appropriate forum in which to bring such a claim. Even if an Israeli court agrees to hear such a claim, it may determine that Israeli law, not U.S. law, is applicable to the claim. If U.S. law is found to be applicable, the content of applicable U.S. law must be proven as a fact, which can be a time-consuming and costly process.

Our assets may also be held from time to time outside of the United States. Currently, the only asset of ours that is held outside of the United States is a proof of concept server that will be used to test our online gaming platform. Since our Directors and executive officers are foreign citizens and do not reside in the United States, it may be difficult for courts in the United States to obtain jurisdiction over our foreign assets or persons, and as a result, it may be difficult or impossible for you to enforce judgments rendered against us or our Directors or executive officers in United States courts. Thus, investing in us may pose a greater risk because should any situation arise in the future in which you would have a cause of action against these persons or against us, you may face potential difficulties in bringing lawsuits or, if successful, in collecting judgments against these persons or against the Company.

We may not be able to raise the required capital to conduct our operations and develop and commercialize our product.

We were incorporated on May 26, 2010. We currently have not completed development of our online gaming platform and we have no agreements with online game service providers, nor any revenues. Although we have begun development and initial planning for the marketing of our online gaming platform, we may not be able to execute our business plan.  If we do not generate any revenues during our first year of operations, we may require additional financing in order to establish profitable operations. Such additional financing, if required, may not be forthcoming. Even if additional financing is available, it may not be available on terms we find favorable. Failure to secure any needed additional financing may have a serious effect on our company's ability to survive. At this time, there are no anticipated additional sources of funds in place.

If we continue to suffer losses, investors may not receive any return on their investment and may lose their entire investment. Our prospects must be considered speculative in light of the risks, expenses, and difficulties frequently encountered by companies in their early stages of development, particularly in light of the uncertainties relating to the new, competitive and rapidly evolving markets in which we anticipate we will operate. To attempt to address these risks, we must, among other things, further develop our technology and product, successfully implement our development, marketing and commercialization strategies, respond to competitive developments, and attract, retain, and motivate qualified personnel. A substantial risk is involved in investing in us because, as an early stage company we have fewer resources than an established company, our management may be more likely to make mistakes at such an early stage, and we may be more vulnerable operationally and financially to any mistakes that may be made as well as to external factors beyond our control.

We expect to continue to incur operating losses in future periods. These losses will occur because we do not yet have any revenues to offset the expenses associated with the development and promotion of our platform. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations.

Our lack of business diversification could result in the loss of your investment if revenues from our primary product decrease.

Currently, our business is focused on the development and marketing of an online gaming platform. We do not have any other lines of business or other sources of revenue if we are unable to successfully implement our business plan. Our lack of business diversification could cause you to lose all or some of your investment if we are unable to generate revenues by the operation of the gaming platform since we do not have any other lines of business or alternative revenue sources.

We need to retain key personnel to support our activities and ongoing operations, and a loss of certain key personnel could significantly hinder our ability to move forward with our business plan.

The development, promotion, and operation of our online gaming platform will continue to place a significant strain on our limited personnel, management, and other resources. Our future success depends upon the continued services of our executive officers and other needed key employees and contractors who have critical industry experience and relationships that we will rely on to implement our business plan. The loss of the services of any of our officers or the lack of availability of other skilled personnel would negatively impact our ability to market and sell our products, which could adversely affect our financial results and impair our growth.

Since our officers and Directors may work or consult for other companies, their other activities could slow down our operations.

Our officers and Directors are not required to work exclusively for us and do not devote all of their time to our operations. Presently, our officers and Directors allocate only a portion of their time to the operation of our business. Since our officers and Directors are currently employed full-time elsewhere, they are each able to commit to us only up to 20-25 hours a week. Therefore, it is possible that their pursuit of other activities may slow our operations and reduce our financial results because of the slow-down in operations.

The commercialization of our online gaming platform will be delayed if third parties fail to enter into licensing agreements with us.

We intend to enter into licensing agreements with existing online game service providers to host our platform, and therefore will be dependent on those third parties to make our platform available to online gamers. We have not yet entered into any licensing agreements with existing online game service providers. There is no history upon which to base any assumption as to the likelihood that we will prove successful in selecting suitable online game service providers or in negotiating any agreements with them. If we are unable to enter into relationships with existing online game service providers on acceptable commercial terms, we may not be able to commercialize our software product, and our revenue may decrease and our business may fail.

We depend on market acceptance of our online gaming platform. If ourplatform does not gain market acceptance, our ability to compete will beadversely affected.

Our success will depend in large part on our ability successfully to market our online gaming platform to third party online game service providers. Although we intend to highlight the distinction between our software, which is based on a model of “competition for reward,” from our competitors’ model of “pay per access,” no assurances can be given that we will be able successfully to promote our platform or achieve acceptance from the online gaming community. Moreover, failure successfully to commercialize our platform to third party online game service providers on a timely and cost-effective basis will have a material adverse effect on our ability to compete in our targeted market.

We are a small company with limited resources compared to some of our current and potential competitors and we may not be able to compete effectively and increase market share.

Most of our current and potential competitors have longer operating histories, significantly greater resources, and name recognition, and a larger base of customers than we have. As a result, these competitors have greater credibility with our potential customers. They also may be able to adopt more aggressive licensing policies and devote greater resources to the development, promotion, and sale of their products and services than we can to ours.

Failure to meet customers’ expectations or deliver expected performance could result in losses and negative publicity, which would harm our business.

If our online gaming platform fails to perform in the manner expected by our licensees, then our revenues may be delayed or lost due to adverse customer reaction. In addition, negative publicity about us and our software product could adversely affect our ability to attract or retain licensees. Furthermore, disappointed customers may initiate claims for damages against our licensees and us, regardless of our responsibility for their disappointment.

Risks Relating to Technology and Intellectual Property

We need to complete development of our online gaming platform.

We have not yet completed the development of our online gaming platform. We intend to rely both on employees and on third party independent contractors for software development. These third party developers may not dedicate sufficient resources or give sufficient priority to developing our required resources. There is no history upon which to base any assumption as to the likelihood that we will prove successful in selecting qualified software development contractor s. We can provide investors with no assurance that our online gaming platform will be developed according to the specifications that we require. If we are unsuccessful in addressing the risks associated with software development, our business will most likely fail.

We may lose licensees if we experience system failures that significantly disrupt the availability and quality of our online gaming platform.

The operation of our online gaming platform will depend on our ability to avoid and mitigate any interruptions in service or reduced capacity for customers. Interruptions in service or performance problems, for whatever reason, could undermine confidence in our platform and cause us to lose licensees or make it more difficult to attract new ones.

The online gaming market is subject to rapid technological change.

Our business is in an emerging market that is characterized by rapid changes in customer requirements, frequent introductions of new and enhanced products and services, and continuing and rapid technological advancement. To compete successfully in software development for the online gaming market, we must continue to design, develop and sell new and enhanced products and services that provide increasingly higher levels of performance and reliability at lower cost. These new and enhanced products and services must take advantage of technological advancements and changes, and respond to new customer requirements. Our success in designing, developing, and selling such products and services will depend on a variety of factors, including:

•	Identifying and responding to market demand for new products and services;

•	Keeping abreast of technological changes;

•	Timely developing and implementing new product/service offerings and features;

•	Maintaining quality of performance;

•	Providing cost-effective service and support; and

•	Promoting our products and services and expanding our market share.

If we are unable, due to resource constraints or technological or other reasons, to develop and introduce new or enhanced products and services in a timely manner, if such new or enhanced products and services do not achieve sufficient market acceptance, or if such new product and service introductions decrease demand for existing products/services, our operating results would decline and our business would not grow.

If a third party asserts that we infringe upon its proprietary rights, we could be required to redesign our product, pay significant royalties, or enter into license agreements.

Although presently we are not aware of any such claims, a third party may assert that our online gaming platform violates its intellectual property rights. As the number of online gaming platforms in our market increases, we believe that infringement claims will become more common. Any claims against us, regardless of their merit, could:

•	Be expensive and time-consuming to defend;
•	Result in negative publicity;
•	Force us to stop operating our platform;
•	Divert management’s attention and our other resources; or
•	Require us to enter into royalty or licensing agreements in order to obtain the right to operate our platform, which right may not be available on terms acceptable to us, if at all.

In addition, we believe that any successful challenge to our use of a trademark or domain name could substantially diminish our ability to conduct business in a particular market or jurisdiction and thus could decrease our revenues and/or result in losses to our business.

Our online gaming platform will employ proprietary technology, which will be difficult to protect.

Our success and ability to compete are dependent to a significant degree on our proprietary technology. We intend to rely on a combination of patent, trade secret, copyright and trademark laws, together with non-disclosure agreements and technological measures to establish and protect proprietary rights in our online gaming platform. We cannot assure investors that these efforts will provide meaningful protection for our technology because:

•	some foreign countries may not protect our proprietary rights as fully as do the laws of the United States;
•	if a competitor were to infringe on our proprietary rights, enforcing our rights may be time consuming and costly, diverting management’s attention and our resources;
•	measures like entering into non-disclosure and non-competition agreements afford only limited protection;
•	unauthorized and/or unidentifiable parties may attempt to copy aspects of our products and develop similar software or to obtain and use information that we regard as proprietary; and
•	our competitors may be able to design around our intellectual property rights or independently develop products that are substantially equivalent or superior to our products.

Regulatory Risks

We face risks related to compliance with corporate governance laws and financial reporting standards.

The Sarbanes-Oxley Act of 2002, as well as related new rules and regulations implemented by the Securities and Exchange Commission and the Public Company Accounting Oversight Board, require changes in the corporate governance practices and financial reporting standards for public companies. These new laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 relating to internal control over financial reporting, have materially increased the legal and financial compliance costs of small companies and have made some activities more time-consuming and more burdensome.

We may not have effective internal controls.

In connection with Section 404 of the Sarbanes-Oxley Act of 2002, we need to assess the adequacy of our internal control, remedy any weaknesses that may be identified, validate that controls are functioning as documented and implement a continuous reporting and improvement process for internal controls. We may discover deficiencies that require us to improve our procedures, processes and systems in order to ensure that our internal controls are adequate and effective and that we are in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. If the deficiencies are not adequately addressed, or if we are unable to complete all of our testing and any remediation in time for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the SEC rules under it, we would be unable to conclude that our internal controls over financial reporting are designed and operating effectively, which could adversely affect investor confidence in our internal controls over financial reporting.

Our online gaming platform may be subject to government regulation, and failure to comply with applicable regulations could result in fines, suspensions, seizure actions, injunctions and criminal prosecutions.

Although our software product is directed toward the online gaming market and not the online gambling market, there can be no assurance that state regulators will not choose to interpret applicable state anti-gambling statutes to restrict the use of our proposed online gaming platform. Generally, wagering on skill-based games by the participants in such games is excluded from federal prohibitions against online gambling, as well as the prohibitions found in a majority of state laws. Nevertheless, whether a particular use of our online gaming platform would run afoul of a state’s internet gambling statute is a determination that can differ from state to state. We believe that the use of our online gaming platform to offer games of skill is not gambling under U.S. federal law nor the laws of a majority of states. However, should a particular state or the federal government interpret or change its laws to restrict the use of our online gaming platform, we may no longer be able to offer our software product in such locality or at all, which could have a material adverse effect on our business and operating results.

Future regulation of online gaming could restrict our business, prevent us or our licensees from operating our platform, and/or increase our cost of doing business.

The laws, regulations, or rulings that specifically address the online gaming industry are subject to change. We are unable to predict the impact, if any, that future legislation, judicial precedents, or regulations relating to online gaming may have on our business, financial condition, and results of operations. The increasing growth in popularity of the online gaming market heightens the risk that the United States Government will seek to increase the regulation of such market, which could have a material adverse effect on our business, financial condition, and operating results.

ITEM 2.    PROPERTIES

Our Principal Executive Offices

We do not own any real property. We currently maintain our corporate office at 60 Mazeh Street, Apartment 12, Tel Aviv, 65789, Israel. This space has been provided to us by on of our Directors and we do not pay monthly rent for use of this space. This space is sufficient until we complete the development of our platform.

ITEM 3.    LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against our Company, nor of any proceedings that a governmental authority is contemplating against us.

We know of no material proceedings to which any of our Directors, officers, affiliates, owner of record or beneficially of more than 5 percent of our voting securities or security holders is an adverse party or has a material interest adverse to our interest.

ITEM 4.    (REMOVED AND RESERVED)

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no established public trading market for our common equity; however, a market maker has filed an application with the Financial Industry Regulatory Authority (“FINRA”) to have our common stock quoted on the OTC Bulletin Board.

Holders of our Common Shares

As of March 21, 2011, there were 47 registered stockholders holding 5,000,000 common shares issued and outstanding.

Dividends

Since our inception, we have not declared nor paid any cash dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future.  Our current policy is to retain any earnings in order to finance our operations.  Our Board of Directors will determine future declarations and payments of dividends, if any, in light of the then-current conditions it deems relevant and in accordance with applicable corporate law.

Securities Authorized for Issuance under Equity Compensation Plans

We have no existing equity compensation plan.

Recent Sales of Unregistered Securities; Use of Proceeds from Sale of Registered Securities

During the fiscal year ended December 31, 2010, except as included in our Registration Statement, we have not sold any equity securities not registered under the Securities Act.

Pursuant to the Registration Statement, we registered 2,000,000 shares of our common stock. All 2,000,000 shares of our common stock registered under the Registration Statement were sold at a price to the public of $0.05 per share. The offering closed on December 6, 2010. There were no underwriters involved.

The offering did not terminate until after the sale of all of the shares registered on the Registration Statement. The aggregate gross proceeds from the shares of our common stock sold by us were $100,000. The aggregate net proceeds to us from the offering were approximately $77,000, after deducting expenses incurred in connection with the offering. We invested the net proceeds in interest bearing instruments, pending their use to fund working capital and capital expenditures.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

During each month within the fourth quarter of the fiscal year ended December 31, 2010, neither we nor any “affiliated purchaser,” as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

ITEM 6.    SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our historical results of operations during the periods presented and our financial condition.  This MD&A should be read in conjunction with our consolidated financial statements and the accompanying notes to consolidated financial statements, and contains forward-looking statements that involve risks and uncertainties.  See section entitled “Forward-Looking Statements” above.

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

To meet our need for cash, we raised $100,000 through the sale of shares registered pursuant to the Registration Statement. We believe that this will allow us to complete development of our online gaming platform, market our online gaming platform to third party online game service providers, and remain in business until the end of 2011. If after that we are unable to generate revenues for any reason, or if we are unable to make a reasonable profit, we may have to suspend or cease operations. At the present time, we have not made any arrangements to raise additional cash.  Other than as described in this paragraph, we have no financing plans at this time.

Over the next twelve months, we plan to complete development of our online gaming platform and license our online gaming platform to third party licensees to permit them to offer games of skill on our platform as part of their member services.  We initially intend to focus on the following activities:

•	Completing development of our online gaming platform.
•
Securing licensing agreements with online game service providers in the United States who, as part of the services offered by such online game service providers, will offer their member players the opportunity to utilize our online gaming platform to play games of skill.

•	Advertising our online gaming platform online on gamers’ portals, blogs and forums with a view to achieving maximum exposure to the online gaming community.
•	Hosting annual public relations events to raise awareness of our online gaming platform and the opportunity it offers to online game service providers to expand their business.

Marketing/Advertising Strategy

In addition to advertising our online gaming platform on gamers’ portals, blogs and forums with a view to achieving maximum exposure to the online gaming community, we currently plan to market our technology and services through a select sales and marketing strategy whereby we identify key potential online game service providers that meet our licensee profile, and then contact such prospects directly. We also plan to attend industry trade shows around the world to generate new prospects, and respond to referrals from online game service providers and other industry participants. We will seek licensees with an established brand, a robust subscriber base, and sufficient resources and commitment to successfully market games of skill offered on our platform.

Results of Operations

During the period from May 26, 2010 (date of inception) through December 31, 2010, we incurred a net loss of $14,302. This loss consisted primarily of incorporation costs and administrative expenses. Furthermore, during the same period we have incurred a total of $23,014 as offering costs related to our recent initial public offering. Since inception, we have sold 1,525,000 shares of common stock to our Directors and officers.

Purchase or Sale of Equipment

Other than the purchase of access servers, work stations and relevant literature, we do not expect to purchase or sell any plant or significant equipment.

Revenues

We had no revenues for the period from May 26, 2010 (date of inception) through December 31, 2010.

Liquidity and Capital Resources

Our balance sheet as of December 31, 2010 reflects assets of $70,328, and total of cash and cash equivalents of $68,868.  Working Capital as of December 31, 2010 has been $62,684. Such working capital has been sufficient to sustain our operations to date.

Over the period between May 26, 2010 and December 31, 2010 we had a minimal cash usage of approximately  $8,000 related to our operations.  However, in 2011, we expect our cash burn rate to increase to an approximate average of $7,500 per month.  This rate is based on our Plan of Operation for 2011, which involves increased activity in the fields of R&D and Marketing.  Taking into account such cash burn rate, we have sufficient liquidity until October 31, 2011. During such period we expect to finish our product development and engage in marketing activities.

While we believe that our marketing activities will enable us to sign several licensing agreements already in 2011 and realize some revenues, there is no guarantee that such agreements will provide us with sufficient cash flow to compensate for the aforementioned cash burn rate. Our ability to create sufficient working capital to sustain us over the next twelve month period, and beyond, is dependent our success in issuing additional debt or equity, or entering into strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Going Concern Consideration

Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

ITEM 7A.                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
of Progaming Platforms Corp.:

We have audited the accompanying balance sheet of Progaming Platforms Corp. (a Delaware corporation in the development stage) as of December 31, 2010, and the related statements of operations, stockholders’ equity, and cash flows for the period ended December 31, 2010, and from inception (May 26, 2010) through December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Progaming Platforms Corp. as of December 31, 2010, and the results of its operations and its cash flows for the period ended December 31, 2010, and from inception (May 26, 2010) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of as December 31, 2010, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Weinberg & Baer LLC
Weinberg & Baer LLC
Baltimore, Maryland
March 2, 2011

PROGAMING PLATFORMS CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
AS OF DECEMBER 31, 2010

ASSETS
As of
December 31,
2010

Current Assets:
Cash & Cash Equivalents	$68,868
Prepaid Expenses	$1,460
Total current assets	$70,328

Total Assets	$70,328

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable and Other Current Liabilities	7,644

Total current liabilities	$7,644

Total liabilities	$7,644

Commitments and Contingencies

Stockholders' Equity
Common stock, par value $.0001 per share, 500,000,000 shares
authorized; 5,000,000 shares issued and outstanding	500
Stock subscription receivable	(300)
Additional Paid in Capital (net of offering cost)	76,786
(Deficit) accumulated during the development stage	$(14,302)

Total stockholders' equity	$62,684

Total Liabilities and Stockholders' Equity	$70,328

The accompanying notes to financial statements
are an integral part of these financial statements.

PROGAMING PLATFORMS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE PERIOD ENDED DECEMBER 31, 2010
AND CUMULATIVE FROM INCEPTION (May 26, 2010)

	Inception To	Cumulative
	December 31,	From
	2010	Inception

Revenues	$-	$-

Expenses:
General and administrative	$14,302	$14,302

Total expenses	$14,302	$14,302

(Loss) from Operations	$(14,302)	$(14,302)

Gain(Loss From Financing Activities)	$-	-

Provision for income taxes	-	-

Net (Loss)	$(14,302)	$(14,302)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	2,936,364

The accompanying notes to financial statements are
an integral part of these financial statements.

PROGAMING PLATFORMS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (May 26, 2010)
THROUGH DECEMBER 31, 2010

					(Deficit)
					Accumulated
				Stock	During the
	Common stock			Subscription	Development
	Shares	Amount	Additional Paid In Capital	Receivable	Stage	Totals

Balance - at inception	-	$-		$-	$-	$-

Common stock issued for cash on June 7, 2010	3,000,000	$300		$(300)	-	-
Common stock issued for cash on December 21, 2010	2,000,000	$200	$76,786	$-	-	76,986

Net (loss) for the period	-	$-	$-	$-	$(14,302)	$14,302

December 31, 2010	$5,000,000	$500	$76,786	$(300)	$(14,302)	$62,684

The accompanying notes to financial statements are
an integral part of these financial statements.

PROGAMING PLATFORMS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE PERIOD ENDED DECEMBER 31, 2010
AND CUMULATIVE FROM INCEPTION (May 26, 2010)

	Inception to	Cumulative
	December 31,	From
	2010	Inception

Operating Activities:
Net (loss)	$(14,302)	$(14,302)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:

Changes in net assets and liabilities-
Prepaid Expenses	$(1,460)	(1,460)

Accounts payable and accrued liabilities	$7,644	$7,644

Net Cash Used in Operating Activities	$(8,118)	$(8,118)

Investing Activities:	$-	$-

Net Cash Used in Investing Activities	$-	$-

Financing Activities:
Proceeds From Public Offerings(Net Of Issuance Expenses)	$76,986	$76,986

Net Cash Provided by Financing Activities	$76,986	$76,986

Net (Decrease) Increase in Cash	$68,868	$68,868

Cash - Beginning of Period	$-	$-

Cash - End of Period	$68,868	$68,868

The accompanying notes to financial statements are
an integral part of these financial statements.

PROGAMING PLATFORMS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended December 31, 2010.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2010, the carrying value of accounts payable and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended December 31, 2010, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are expensed as incurred.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2010, and expenses for the period ended December 31, 2010, and cumulative from inception. Actual results could differ from those estimates made by management.

Fiscal Year End

The Company has adopted a fiscal year end of December 31.

Recent Accounting Pronouncements

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition—Milestone Method (ASU 2010-017). ASU 2010-017 provides guidance in applying the milestone method of revenue recognition to research or development arrangements. This guidance concludes that the milestone method is a valid application of the proportional performance model when applied to research or development arrangements. Accordingly, an entity can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The guidance is effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The adoption of this accounting standard had no impact on the Company's financial position or results of operations.

In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and the Company adopted these new requirements upon issuance of this guidance.

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements (ASU No. 2010-06). ASU No. 2010-06 requires: (1) fair value disclosures of assets and liabilities by class; (2) disclosures about significant transfers in and out of Levels 1 and 2 on the fair value hierarchy, in addition to Level 3; (3) purchases, sales, issuances, and settlements be disclosed on gross basis on the reconciliation of beginning and ending balances of Level 3 assets and liabilities; and (4) disclosures about valuation methods and inputs used to measure the fair value of Level 2 assets and liabilities. ASU No. 2010-06 becomes effective for the first financial reporting period beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements of Level 3 assets and liabilities which will be effective for fiscal years beginning after December 15, 2010. The adoption of this accounting standard had no impact on the Company's financial position or results of operations.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements: a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). ASU 2009-13 establishes a selling-price hierarchy for determining the selling price of each element within a multiple-deliverable arrangement. Specifically, the selling price assigned to each deliverable is to be based on vendor-specific objective evidence (VSOE) if available, third-party evidence, if VSOE is unavailable, and estimated selling prices if neither VSOE or third-party evidence is available. In addition, ASU 2009-13 eliminates the residual method of allocating arrangement consideration and instead requires allocation using the relative selling price method. ASU 2009-13 will be effective prospectively for multiple-deliverable revenue arrangements entered into, or materially modified, in fiscal years beginning on or after June 15, 2010The adoption of this accounting standard had no impact on the Company's financial position or results of operations.

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value (ASU 2009-05). ASU 2009-05 provides guidance in measuring the fair value of a liability when a quoted price in an active market does not exist for an identical liability or when a liability is subject to restrictions on its transfer. ASU 2009-15 was effective for the Company beginning with the quarter ended December 31, 2009. The adoption of this accounting standard had no impact on the Company's financial position or results of operations.

(2) Development Stage Activities and Going Concern

The Company is currently in the development stage, and has no operations. The business plan of the Company is to engage in the development of an online gaming platform and to enter into licensing agreements with game servers in the United States in order to allow them to offer games of skill on our platform as part of their member services.

The Company commenced a capital formation activity by filing a Registration Statement on Form S-1 with the SEC (the "Registration Statement") to register and sell in a self-directed offering 2,000,000 shares of newly issued common stock at an offering price of $0.05 per share for proceeds of up to $100,000.  The aforementioned registration statement has been approved by the SEC, with an effective date of October 25, 2010 and the shares registered pursuant to this Registration Statement were sold by the Company as described in Note 6 below.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2010, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3) Common Stock

On June 7, 2010, the Company issued 1,525,000 shares of its common stock to individuals who are Directors and officers of the company for $153 subscriptions receivable.

On June 7, 2010, the Company issued 1,475,000 shares of its common stock to individuals who are founders of the company for $147 subscriptions receivable.

On December 21, 2010 the Company issued 2,000,000 shares of its common stock to various individuals, for $100,000 in cash. Such funds were raised through public offering, in accordance with the terms and conditions of the Registration Statement.

(4)Income Taxes

The provision (benefit) for income taxes for the period ended December 31, 2010, was as follows (assuming a 23% effective tax rate):

2010

Current Tax Provision:
Federal-
Taxable income	$-

Total current tax provision	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$3,290
Change in valuation allowance	(3,290)

Total deferred tax provision	$-

The Company had deferred income tax assets as of December 31, 2010, as follows:

2010

Loss carryforwards	$3,290
Less - Valuation allowance	(3,290)

Total net deferred tax assets	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended December 31, 2010, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2010, the Company had approximately $14,302 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2030.

The Company did not identify any material uncertain tax positions that will be filed.  The Company did not recognize any interest or penalties for unrecognized tax benefits during the years ended December 31, 2010.

The Company will file income tax returns in the United States. All tax years are closed by expiration of the statute of limitations. The year ended December 31, 2010 is open for examination.

(5) Related Party Transactions

As described in Note 3, on June 7, 2010, the Company issued 1,525,000 shares of its common stock to Directors and officers for $153 subscriptions receivable.

As of December 31, 2010, the Company received R&D services, related to the development of a prototype of the Company's Platform, from its CTO, Mr. Boaz Lowenstein, and from its CEO, Mr Tamir Levinas, who together own 15.5% of the Company’s outstanding shares of Common Stock. Such services have been provided at no expense to the Company, and are not reflected in the Company's Income Statement. This arrangement was terminated on February 1, and has been replaced by consulting agreements between the Company and the two officers (see note 7 for further details).  In addition, during the fourth quarter of 2010, the Company received certain computing services and resources at no charge to the Company from Oasis Communication Technologies Ltd., a company in which Mr. Tamir Levinas holds a 27% ownership interest.

(6) Shareholder's Equity

On December 21, 2010, the Company completed a public offering of 2,000,000 shares of its common stock, par value $0.0001 each, as described in note 3. Shares were issued for aggregate purchase price of $100,000. Such funds, net of $23,014 of offering costs, were credited in the Company's Balance Sheet as of December 31, 2010 to Shareholder's Equity.

(7) Subsequent Events

On February 28, 2011, the Company executed consulting agreements (the "Agreements") with its three officers (the "Officers"), effective for one year from February 1, 2011. In consideration of their consulting services, pursuant to the Agreements, the Company shall pay each officer an amount of One Thousand U.S. Dollars (US$1,000) per month. The Officers will also be entitled to stock based compensation, in accordance with a   stock option plan to be adopted by the Company in the future.

On March 11, 2011, the Company signed a non-binding Memorandum Of Understanding (the “MOU”) with Viumbe LLC ("Viumbe"), a limited liability company organized under the state laws of Delaware. This non-binding MOU sets the guidelines for a future license agreement to be negotiated between the Company and Viumbe. Such agreement will grant Viumbe an exclusive license to use the Company's propriety platform in North America, limited to the field of Flash Games, in consideration for 35% of related revenues, and provides as well for the Company to receive a share of the revenues realized from advertising on selected internet sites on which the Company's platform shall be assimilated.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.         CONTROLS AND PROCEDURES

 (a) Disclosure Controls and Procedures

Disclosure controls and procedures are the controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the principal executive and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

We have carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the fiscal year covered by this Annual Report.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal year covered by this Annual Report on Form 10-K.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f).  Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP.  This annual report does not include a report of management's assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

(c) Change in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter, that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.          OTHER INFORMATION

None.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Directors hold office until the next annual general meeting of the stockholders or until their successors are elected and qualified. Our officers are appointed by our Board of Directors and hold office until the earlier of their death, retirement, resignation, or removal.

Our officers and Directors and their ages and positions are as follows:

Name	Age	Position

Mr. Tamir Levinas	37	Chief Executive Officer and Director
Mr. Boaz Lowenstein	35	Chief Technical Officer and Director
Mr. Doron Uziel	39	Chief Financial Officer and Secretary

Mr. Tamir Levinas

Mr. Levinas has been our Chief Executive Officer and a Director since we were incorporated on May 26, 2010. Mr. Levinas intends to devote approximately 20-25 hours per week to our affairs. From 1998 until 2004, Mr. Levinas held several positions at Internet Gold (Nasdaq: IGLD), including from 2002 until 2004 as head of technical development of Internet Gold, where he was responsible for managing all aspects of the technical department activities, project management and engineering, as well as being responsible for technical vendor relations and procurement. In 2004, Mr. Levinas co-founded Oasis Communication Technologies, a leading network integrator in the service provider market, and serves as the company’s director of business development. In addition, from 2004 to present, Mr. Levinas has also been the head of research and development and a member of the Board of Directors of Smart Energy Solutions, Inc. (OTCBB: SMGY). Mr. Levinas is not an officer or Director of any reporting company other than Smart Energy Solutions, Inc.

In 2004, Mr. Levinas earned his Bachelors of Arts degree in Business and IT Management at IDC Herzliya, Israel, and has studied computer science at the New Jersey Institute of Technology.

The Board has concluded that Mr. Levinas should serve as director of the Company because of his technical, management, and entrepreneurial experience.

Mr. Boaz Lowenstein

Mr. Lowenstein has been our Chief Technical Officer and a Director since we were incorporated on May 26, 2010.

Since 1999, Mr. Lowenstein has been a Unix manager at Internet Gold (Nasdaq: IGLD), and since 2007 he has been a computing infrastructure and ISP services manager at its affiliate, 012 Smile.Communications Ltd. He has over a decade of experience in large scale system management and development.

From 1998 to 2001, Mr. Lowenstein studied computer science at the Open University of Israel.

Mr. Lowenstein is not an officer or Director of any other reporting company. Mr. Lowenstein intends to devote approximately 20-25 hours per week to our affairs .

The Board has concluded that Mr. Lowenstein should serve as director of the Company because of his technical know-how and his experience in system management and development.

Mr. Doron Uziel

Mr. Uziel has been our Chief Financial Officer and Secretary since we were incorporated on May 26, 2010.

From 2009 until 2010, Mr. Uziel served as the Chief Operating Officer of Saar Paz Insurance Agency. From 2008 until 2009, Mr. Uziel served as the Treasurer of Energtek Inc. (EGTK.OB), a public company engaged in the development and distribution of clean energy solutions. Mr. Uziel also served as director of Energtek Inc. between May 2006 and March 2008, and served as Chief Executive Officer of that company on a part-time basis from May 2006 to October 2007. From 2005 to 2007, Mr. Uziel was employed as the Controller of TraceGuard Technologies Inc. (TCGD.OB), a public company engaged in the development of homeland security technology.

Mr. Uziel earned his Bachelor of Arts degree (with Honors) in Economics at Tel Aviv University’s School of Economics in 1992, and his Masters of Economics (with Honors) at the same institution in 1993.

Mr. Uziel is not an officer or Director of any reporting company. Mr. Uziel intends to devote approximately 20-25 hours per week to our affairs.

Committees of the Board of Directors

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our Board of Directors. As such, our entire Board of Directors acts as our audit committee.

Audit Committee Financial Expert

Our Board of Directors does not currently have any member who qualifies as an audit committee financial expert. We believe that the cost related to retaining such a financial expert at this time is prohibitive. Further, because we are in the start-up stage of our business operations, we believe the services of an audit committee financial expert are not warranted at this time.

Involvement in Legal Proceedings

None of our Directors, nominee for Directors, or officers has appeared as a party during the past ten years in any legal proceedings that may bear on his ability or integrity to serve as a Director or officer of the Company.

Board Leadership Structure

The Company has chosen to combine the principal executive officer and Board chairman positions. The Company believes that this Board leadership structure is the most appropriate for the Company for the following reasons. First, the Company is a development stage company and at this early stage it is more efficient to have the leadership of the Board in the same hands as the principal executive officer of the Company. The challenges faced by the Company at this stage – obtaining financing and performing research and development activities – are most efficiently dealt with by having one person intimately familiar with both the operational aspects as well as the strategic aspects of the Company’s business. Second, Mr. Levinas is uniquely suited to fulfill both positions of responsibility because he possesses management experience, technical experience, and experience with start-up companies.

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers; however, we are considering whether to implement such a code in 2011.

Potential Conflict of Interest

Since we do not have an audit or compensation committee comprised of independent Directors, the functions that would have been performed by such committees are performed by our Board of Directors. Thus, there is a potential conflict of interest in that our Directors have the authority to determine issues concerning management compensation, in essence their own, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executives or Directors.

Board’s Role in Risk Oversight

The Board assesses on an ongoing basis the risks faced by the Company. These risks include financial, technological, competitive, and operational risks. The Board dedicates time at each of its meetings to review and consider the relevant risks faced by the Company at that time. In addition, since the Company does not have an Audit Committee, the Board is also responsible for the assessment and oversight of the Company’s financial risk exposures.

ITEM 11.          EXECUTIVE COMPENSATION

We have not paid, nor do we owe, any compensation to our executive officers for the year ending December 31, 2010. From inception through December 31, 2010, we have not paid any compensation to our officers.

As of December 31, 2010, we had no employment agreements with any of our executive officers or employees.

Option/SAR Grants

We do not currently have a stock option plan. No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or any Director since our inception; accordingly, no stock options have been granted or exercised by any of the officers or Directors since we were founded.

Long-Term Incentive Plans and Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any Director or any employee or consultant since our inception; accordingly, no future payouts under non-stock price-based plans or agreements have been granted or entered into or exercised by any of the officers or Directors or employees or consultants since we were founded.

Compensation of Directors

There are no current arrangements pursuant to which Directors are or will be compensated in the future for any services provided as a Director.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

As of December 31, 2010, there were no employment or other contracts or arrangements with officers or Directors. There are no compensation plans or arrangements, including payments to be made by us, with respect to our officers, Directors or consultants that would result from the resignation, retirement or any other termination of such Directors, officers or consultants from us. There are no arrangements for Directors, officers, employees or consultants that would result from a change-in-control.

Effective as of February 1, 2011, we entered into consulting agreements with our three officers.  Each of these consulting agreements is for a term of 12 months; however, either party may terminate the consulting agreement by providing one month’s notice. In consideration of each officer’s consulting services, pursuant to the consulting agreements, the Company shall pay each officer an amount of One Thousand U.S. Dollars (US$1,000) per month. Each officer will also be entitled to stock based compensation in accordance with a stock option plan to be adopted by the Company in the future.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Holdings

The following table sets forth, as of December 31, 2010, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5 percent of our common stock, as well as by each of our current Directors and executive officers as a group.  Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated.  Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

The percentages below are calculated based on 5,000,000 shares of our common stock issued and outstanding as of December 31, 2010. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner (²)	Position	Amount and Nature of Beneficial Ownership	Percentage of Class(¹)

Common Stock	Tamir Levinas	CEO and Director	375,000	7.50%
Common Stock	Boaz Lowenstein	CTO and Director	400,000	8.00%
Common Stock	Doron Uziel	CFO	750,000	15.00%
Common Stock	Sagi Levinas	Principal Stockholder	375,000	7.50%
Common Stock	Yoav Lowenstein	Principal Stockholder	350,000	7.00%
Common Stock	Erez Zino	Principal Stockholder	562,500	11.25%
All Directors and officers as a Group (3 people)			1,525,000	30.50%

(¹)	Based on 5,000,000 shares of our common stock outstanding.
(²)
The address for Mr. Uziel is 12 Max Shaine Street, Rehovot, Israel.
The address for Mr. Levinas is 60 Mazeh Street, Apartment 12, Tel Aviv, Israel.
The address for Mr. Lowenstein is 1 Hashizaf Street, Kadima, Israel.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our Company.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	0	0	0
Total	0	0	0

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as disclosed below, since the beginning of the fiscal year preceding the last fiscal year none of the following persons has had any direct or indirect material interest in any transaction to which our Company was or is a party, or in any proposed transaction to which our Company proposes to be a party:

•	any Director or officer of our Company;

•	any proposed Director of officer of our Company;

•	any person who beneficially owns, directly or indirectly, shares carrying more than 5 percent of the voting rights attached to our common stock; or

•	any member of the immediate family of any of the foregoing persons (including a spouse, parents, children, siblings, and in-laws).

During the fourth quarter of 2010, we received certain computing services and resources at no charge to us from Oasis Communication Technologies Ltd., a company in which Mr. Tamir Levinas holds a 27% ownership interest.

On June 7, 2010, we issued 375,000 shares of our common stock to Mr. Tamir Levinas, our President, Chief Executive Officer and a Director, for a cash payment of their par value. We believe this issuance was deemed to be exempt under Regulation S of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offering and sale were made only to a non-U.S. citizen, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933.

On June 7, 2010, we issued 750,000 shares of our common stock to Mr. Doron Uziel, our Treasurer, Chief Financial Officer and Secretary, for a cash payment of their par value. We believe this issuance was deemed to be exempt under Regulation S of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offering and sale were made only to a non-U.S. citizen, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933.

On June 7, 2010, we issued 400,000 shares of our common stock to Mr. Boaz Lowenstein, our Chief Technical Officer and a Director, for a cash payment of their par value. We believe this issuance was deemed to be exempt under Regulation S of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offering and sale were made only to a non-U.S. citizen, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933.

On June 7, 2010, we issued 350,000 shares of our common stock to Mr. Yoav Lowenstein, a relative of one of our officers and Directors, for a cash payment of their par value. We believe this issuance was deemed to be exempt under Regulation S of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offering and sale were made only to a non-U.S. citizen, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933.

On June 7, 2010, we issued 375,000 shares of our common stock to Mr. Sagiv Levinas, a relative of one of our officers and Directors, for a cash payment of their par value. We believe this issuance was deemed to be exempt under Regulation S of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offering and sale were made only to a non-U.S. citizen, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933.

On June 7, 2010, we issued 562,500 shares of our common stock to Mr. Erez Zino for a cash payment of their par value. We believe this issuance was deemed to be exempt under Regulation S of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offering and sale were made only to a non-U.S. citizen, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent Directors.” We do not believe that either of our directors currently meets the definition of “independent” as promulgated by the rules and regulations of NASDAQ.

ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed since incorporation for professional services rendered by the principal accountant for the audit of our financial statements and review of financial statements included in our quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

December 31, 2010(1)
Audit Fees	$11,000
Audit Related Fees	0
Tax Fees	0
All Other Fees	0

Notes:
(1)	For the year ended December 31, 2010, principal accountants of the Company were Weinberg & Baer LLC.

Since incorporation and as of the fiscal year ended December 31, 2010, there were no fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item 9(e)(1) of Schedule 14A, for professional services rendered by the principal account for tax compliance, tax advice, and tax planning, for products and services provided by the principal accountant, other than the services reported in Item 9(e)(1) through 9(d)(3) of Schedule 14A.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Given the small size of our Board as well as the limited activities of our Company, our Board of Directors acts as our Audit Committee.  Our Board pre-approves all audit and permissible non-audit services.  These services may include audit services, audit-related services, tax services, and other services.  Our Board approves these services on a case-by-case basis.

PART IV

ITEM 15.                 EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and financial statement schedules

(1) and (2) The financial statements and financial statement schedules required to be filed as part of this report are set forth in Item 8 of Part II of this report.

(3) Exhibits.  See Item 15(b) below.

(b)	Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporated by reference from our Registration Statement on Form S-1 filed on August 4, 2010).
3.2	Bylaws (incorporated by reference from our Registration Statement on Form S-1 filed on August 4, 2010).
10.1*	Consulting Agreement with CEO dated February 28, 2011.
10.2*	Consulting Agreement with CFO dated February 28, 2011.
10.3*	Consulting Agreement with CTO dated February 28, 2011.
31.1*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Tamir Levinas
31.2*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Doron Uziel
32*	Section 906 Certification of the Sarbanes-Oxley Act of 2002 of Tamir Levinas and Doron Uziel

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROGAMING PLATFORMS CORP. (Registrant)
By:	/s/ Tamir Levinas
Name: Tamir Levinas
Title: President, Chief Executive Officer (Principal Executive Officer) and Director

Dated: March 22, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Tamir Levinas	By:	/s/ Doron Uziel
	Name: Tamir Levinas		Name: Doron Uziel
	Title: President, Chief Executive Officer (Principal Executive Officer) and Director		Title: Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: March 22, 2011

By:	/s/ Boaz Lowenstein
Name: Boaz Lowenstein
Title: Director and Chief Technical Officer

Dated: March 22, 2011