Form 10-Q
period 2011-03-31
PROGAMING PLATFORMS CORP
filed 2011-05-16
CIK 1498067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)
        ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

  ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission file number:  333-168527

PROGAMING PLATFORMS CORP.
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

☐ Yes      x No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐ Yes      ☐    No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes     ☒ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of May 12, 2011, there were 5,040,000 shares of the Registrant's common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

PROGAMING PLATFORMS CORP
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	March 31,
	2011	December 31,
	(Unaudited)	2010
ASSETS
Current assets:
Cash and cash equivalents	$59,608	$68,868
Other current assets	1,625	1,460
Total current assets	61,233	70,328

Total assets	$61,233	$70,328

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$18,988	$7,644
Total current liabilities	18,988	7,644

Commitments and Contingencies

Stockholders' equity
Common stock, par value $.0001 per share, 500,000,000 shares
authorized; 5,000,000 shares issued and outstanding	500	500
Stock subscription receivable	(300)	(300)
Additional paid in capital	76,786	76,786
(Deficit) accumulated during the development stage	(34,741)	(14,302)

Total stockholders' equity	42,245	62,684

Total liabilities and stockholders' equity	$61,233	$70,328

The accompanying notes are an integral part of these financial statements.

PROGAMING PLATFORMS CORP
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(UNAUDITED)

For the three	From May 26, 2010
months ended	date of inception
March 31, 2011	March 31, 2011
Revenues	$-	$-

Expenses:
Research and development	(3,000)	(3,000)
General and administrative	(17,681)	(31,983)
Total operating expenses	(20,681)	(34,983)

(Loss) from operations	(20,681)	(34,983)

Financial income	242	242

Net (loss)	$(20,439)	$(34,741)

(Loss) per common share - basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	5,000,000	3,535,484

The accompanying notes are an integral part of these financial statements.

PROGAMING PLATFORMS CORP
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the three	From May 26, 2010,
months ended	date of inception
March 31, 2011	through March 31, 2011
Operating Activities:
Net (loss)	$(20,439)	$(34,741)
Adjustments to reconcile net (loss) to net cash (used in)
operating activities:

Changes in net assets and liabilities-
Other current assets	(165)	(1,625)
Accounts payable and other current liabilities	11,344	18,988

Net cash (used) in operating activities	(9,260)	(17,378)

Investing activities:	-	-

Net cash (used in) investing activities	-	-

Financing activities:
Proceeds from issuance of shares (net of issuance expenses)	-	76,986

Net cash provided by financing activities	-	76,986

(Decrease) increase in cash and cash equivalents	(9,260)	59,608

Cash and cash equivalents at beginning of period	68,868	-

Cash and cash equivalents at end of period	$59,608	$59,608

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

PROGAMING PLATFORMS CORP
(A DEVELOPMENT STAGE COMPANY)

(1)General

ProGaming Platforms Corp. (“ProGaming Platforms” or the “Company”) is a Delaware corporation in the development stage and has not commenced operations. The Company was incorporated under the laws of the State of Delaware on May 26, 2010. The business plan of the Company is to engage in the development of an online gaming platform and to enter into licensing agreements with game servers in the United States in order to allow them to offer games of skill on the Company's platform as part of their member services.

The accompanying unaudited financial statements of the Company are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2010 and the notes thereto included in the Company’s Report on Form 10-K filed with the SEC on March 22, 2011.

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

(2)Summary of Significant Accounting Policies

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended March 31, 2011.

PROGAMING PLATFORMS CORP
(A DEVELOPMENT STAGE COMPANY)
Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2011, and expenses for the three month period ended March 31, 2011, and cumulative from inception. Actual results could differ from those estimates made by management.

Recent Accounting Pronouncements

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

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries.  None of the updates are expected to a have a material impact on the Company's financial position, results of operations or cash flows.

(3)Development Stage Activities and Going Concern

The Company is currently in the development stage, and has no operations. The business plan of the Company is to engage in the development of an online gaming platform and to enter into licensing agreements with game servers in the United States in order to allow them to offer games of skill on our platform as part of their member services.

During 2010, the Company raised $76,986, net  in cash through public offering of 2,000,000 shares of newly issued common stock, at an offering price of $0.05 per share. Such capital was raised in connection with Registration Statement on Form S-1 filed with SEC (the "Registration Statement"), and approved with effective date of October 25,2010.

On April 1, 2011, the Company commenced a private offering of shares of its restricted common stock. As of May 15, 2011, the Company has raised $40,000 in such offering. See Note 5 (Subsequent Events) for further information.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of March 31, 2011, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(4)Agreements with Related Parties

On February 28, 2011, the Company executed consulting agreements (the "Agreements") with its three officers (the "Officers") , who are also owners of 1,525,000 shares of its common stock, effective for one year from February 1, 2011. In consideration of their consulting services, pursuant to the Agreements, the Company shall pay each officer an amount of one thousand U.S. dollars (US$1,000) per month. The Officers will also be entitled to stock based compensation, in accordance with a   stock option plan to be adopted by the Company in the future.

PROGAMING PLATFORMS CORP
(A DEVELOPMENT STAGE COMPANY)

(5)  Subsequent Events

On March 30, 2011 the Company's Board of Directors has approved the commencement of capital raise of up to $500,000 through private offering of its shares of its common stock, at a price per share of $1.00. The Company's Board of Directors has further approved issuance to potential finders compensation for introducing the Company of investors, of up to 20,000 shares (in aggregate) of its common stock, or two year warrants to purchase shares of the Company's common stock at price of $1.00 per share, for an amount of shares equivalent to the number of shares that are issued to the investors introduced by such finder.  As of May 12, 2011  the Company has raised  $40,000, through such private offering . No finder's fees has been paid or accrued in connection of such funds.

On May 1, 2011 the Company uploaded to its website a demonstration prototype of its online gaming platform. Currently this prototype is mainly aimed as a demonstration platform for testing its product. The demonstration platform does not enable real monetary transactions. Depending on the success of such prototype, the Company plans to develop a version of this prototype which will support monetary transactions. Such action could yield the Company minimal revenues.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements that the Company may make from time to time, including all statements contained in this report that are not statements of historical fact, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and the safe harbour provisions set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by words such as “plans,” “expects,” “believes,” “anticipates,” “estimates,” “projects,” “will,” “should,” and other words of similar meaning used in conjunction with, among other things, discussions of future operations, financial performance, product development and new product launches, market position and expenditures. The Company assumes no obligation to update any forward-looking statements.Additional information concerning factors which could cause differences between forward-looking statements and future actual results is discussed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 22, 2011.

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

In the period from October 2010 to December, 2010, we sold 2,000,000 shares of our common stock through our public offering and raised $76,986 in net proceeds.

In April 2011, we raised $40,000 and issued 40,000 shares of our common stock to two non–US investors.  These transactions did not involve any underwriters, underwriting discounts or commissions, nor any public offering.  We believe these transactions were exempt from registration under Regulation S under the Securities Act. We intend to continue such fund raising activity and sell up to an additional 460,000 shares of our common stock for $460,000, through similar private offering. There is no guarantee that such activity will be successful.

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

We believe that current funds will allow us to complete development of a minimal version of our online gaming platform, carry out limited marketing efforts of this  platform to third party online game service providers, and remain in business for at least until the first quarter of 2012. Thereafter, if we are unable to generate revenues for any reason, or if we are unable to make a reasonable profit after twelve months, or if we are unsuccessful with our equity offering, we may have to suspend or cease operations.

Success of aforementioned private offering activities, will enable us to complete development of a full version of our online gaming platform, carry out extensive marketing efforts, and remain in business for at least another 12 months.

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

Results of Operations

During the period from May 26, 2010 (date of inception) through March 31, 2011, we incurred a net loss of $34,741. This loss consisted primarily of incorporation costs and administrative expenses. Additional $23,014 of offering costs have been incurred during the same period, comprised mostly of professional fees and filing fees related to our public offering. Since inception, we have sold 1,525,000 shares of common stock to our Directors.

Purchase or Sale of Equipment

Other than the purchase of access servers, work stations and relevant literature, we do not expect to purchase or sell any plant or significant equipment.

Revenues

We had no revenues for the period from May 26, 2010 (date of inception) through March 31, 2011.

Liquidity and Capital Resources

Our balance sheet as of March 31, 2011 reflects assets of $61,233, and total of cash and cash equivalents of $59,608.  Working Capital as of March 31, 2011 has been $42,245. Such working capital has been sufficient to sustain our operations to date.

In April 2011 we raised an additional $40,000 through a private placement of our restricted common stock to two non-us investors.

Over the period between May 26, 2010 and March 31, 2011 we had a minimal cash usage of approximately $17,378 related to our operations.  However, during the remaining of 2011 and beginning of 2012 we expect our cash burn rate to increase to an approximate average of $9,000 per month.  This rate is based on our Plan of Operation for the next 12 months, which involves increased activity in the fields of R&D and marketing. Such Plan of Operation is subject to changes, depending on success in our financing activities, which will enable us to increase our marketing and R&D effort, thus maximizing our potential of success.  Taking into account such cash burn rate, we have sufficient liquidity until February 2012. During such period we expect to finish our product development and engage in marketing activities.

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

As of March 31, 2011, the end of the  period covered by this Quarterly Report (from inception through March 31, 2011), we carried out an evaluation, under the supervision and with the participation of our management, including our president and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our president and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.  Risk Factors.

Not Applicable.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds.

In April 2011, we raised $40,000 and issued 40,000 shares of our common stock to two non–US investors.  These transactions did not involve any underwriters, underwriting discounts or commissions, nor any public offering.  We believe these transactions were exempt from registration under Regulation S under the Securities Act.

The offer and sale of all shares of our common stock listed above were affected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Regulation S promulgated under the Securities Act. The investor acknowledged the following: subscriber is not a United States Person, nor is the subscriber acquiring the shares directly or indirectly for the account or benefit of a United States Person.

Item5.                  Other Information.

On May 1, 2011 we commenced testing of an initial prototype of our online gaming platforms. The prototype is currently available for testing and demonstration purposes and does not enable real monetary transactions.

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
10.1 10.2 10.3 10.4 31.1*
Form of Subscription Agreement

Consulting Agreement with CEO dated February 28, 2011 (Incorporated by reference from our Annual Report on Form 10-K filed on March 22, 2011)

Consulting Agreement with CFO dated February 28, 2011 (Incorporated by reference from our Annual Report on Form 10-K filed on March 22, 2011)

Consulting Agreement with CTO dated February 28, 2011 (Incorporated by reference from our Annual Report on Form 10-K filed on March 22, 2011)

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

Dated:  May 16, 2011

PROGAMING PLATFORMS CORP.

/s/Tamir Levinas	/s/ Doron Uziel
Name: Tamir Levinas	Name: Doron Uziel
Title: President, Chief Executive Officer and a member of the Board of Directors	Title: Chief Financial Officer, Treasurer and Secretary
(who also performs as the Principal Executive Officer)	(who also performs as Principal Financial Officer and Principal Accounting Officer)