Form 10-Q
period 2011-06-30
PROGAMING PLATFORMS CORP
filed 2011-08-12
CIK 1498067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐    No ☐

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

Yes  ☐   No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of Augutst 12, 2011, there were 5,040,000 shares of the Registrant's common stock issued and outstanding.

TABLE OF CONTENTS

Pg.
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements - Unaudited	2
• Balance Sheets	2
• Statements of Operations	3
• Statements of Cash Flows	4
• Notes to Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3. Quantitative and Qualitative Disclosures About Market Risk	11
Item 4. Controls and Procedures	11

PART II – OTHER INFORMATION
Item 1. Legal Proceedings	12
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 6. Exhibits	13

Signatures	14

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
PROGAMING PLATFORMS CORP.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$73,853	$68,868
Other current assets	4,396	1,460
Total current assets	78,249	70,328

Total assets	$78,249	$70,328

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$24,099	$7,644
Total current liabilities	24,099	7,644

Commitments and Contingencies

Stockholders' equity
Common stock, par value $.0001 per share, 500,000,000 shares
authorized; 5,040,000 and 5,000,000 shares issued and outstanding	504	500
Stock subscription receivable	(300)	(300)
Additional paid in capital	116,782	76,786
(Deficit) accumulated during the development stage	(62,836)	(14,302)

Total stockholders' equity	54,150	62,684

Total liabilities and stockholders' equity	$78,249	$70,328

The accompanying notes are an integral part of these financial statements.

PROGAMING PLATFORMS CORP.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three	For the six	Period from May 26, 2010	Period from May 26, 2010
	months ended	months ended	date of inception	date of inception
	June 30, 2011	June 30, 2011	to June 30, 2010	to June 30, 2011
Revenues	$-	$-	$-	$-

Expenses:
Research and development	(5,780)	(8,780)	-	(8,780)
General and administrative	(22,849)	(40,530)	(1,000)	(54,832)
Total operating expenses	(28,629)	(49,310)	(1,000)	(63,612)

(Loss) from operations	(28,629)	(49,310)	(1,000)	(63,612)

Financial income	534	776	-	776

Net (loss)	$(28,095)	$(48,534)	$(1,000)	$(62,836)

(Loss) per common share - basic and diluted	$(0.01)	$(0.01)	$(0.00)	$(0.02)

Weighted average number of common shares outstanding	5,023,736	5,011,934	2,000,000	3,992,699

The accompanying notes are an integral part of these financial statements.

PROGAMING PLATFORMS CORP.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended June 30, 2011	From May 26, 2010, date of inception through June 30, 2010	From May 26, 2010, date of inception through June 30, 2011

Operating Activities:
Net (loss)	$(48,534)	$(1,000)	$(62,836)
Adjustments to reconcile net (loss) to net cash (used in)
operating activities:

Changes in net assets and liabilities-
Other current assets	(2,936)	(19,500)	(4,396)
Accounts payable and other current liabilities	16,455	20,500	24,099

Net cash (used) in operating activities	(35,015)	-	(43,133)

Investing activities:	-	-	-

Net cash (used in) investing activities	-	-	-

Financing activities:
Proceeds from issuance of shares (net of issuance expenses)	40,000	-	116,986

Net cash provided by financing activities	40,000	-	116,986

Increase in cash and cash equivalents	4,985	-	73,853

Cash and cash equivalents at beginning of period	68,868	-	-

Cash and cash equivalents at end of period	$73,853	$-	$73,853

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

PROGAMING PLATFORMS CORP.
(A DEVELOPMENT STAGE COMPANY)
JUNE 30, 2011 (UNAUDITED)

(1)  General

ProGaming Platforms Corp. (“ProGaming Platforms” or the “Company”) is a Delaware corporation in the development stage. The Company was incorporated under the laws of the State of Delaware on May 26, 2010. The business plan of the Company is to engage in the development of an online gaming platform and to enter into licensing agreements with game servers in the United States and worldwide to allow them to offer games of skill on the Company's platform as part of their member services.

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

On May 1, 2011 the Company uploaded to its website a demonstration prototype of its online gaming platform. Currently this prototype is mainly aimed as a demonstration platform for testing its product. The demonstration platform does not enable real monetary transactions. Depending on the success of this prototype, the Company plans to develop a version of this prototype which will support monetary transactions, which could yield the Company minimal revenues.

(2)  Summary of Significant Accounting Policies

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended June 30, 2011.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2011, and expenses for the three month period ended June 30, 2011, and cumulative from inception. Actual results could differ from those estimates made by management.

PROGAMING PLATFORMS CORP.
(A DEVELOPMENT STAGE COMPANY)

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRSs")." Under ASU 2011-04, the guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in U.S. GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. ASU 2011-03 is effective for public entities during interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not believe that the adoption of ASU 2011-04 will have a material impact on the Company's results of operation and financial condition.

In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income," ("ASU 2011-05") which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after Dec. 15, 2011 with early adoption permitted. The Company does not believe that the adoption of ASU 2011-05 will have a material impact on the Company's results of operation and financial condition.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries.  None of the updates are expected to a have a material impact on the Company's financial position, results of operations or cash flows.

(3)  Development Stage Activities and Going Concern

The Company is currently in the development stage, and has no significant operations. The business plan of the Company is to engage in the development of an online gaming platform and to enter into licensing agreements with game servers in the United States and worldwide to allow them to offer games of skill on our platform as part of their member services.

During July 2011 the Company earned $119,000 in revenues, by selling license rights for its gaming platforms to two different non-US customers. See Note 5 (Subsequent Events) for further details. We do not believe that such agreements reflect our potential to realize additional revenues, at least not until we finish the development of the next stage of our product, and validate the potential market for it.

During 2010, the Company raised $76,986, net in cash through a public offering of 2,000,000 shares of newly issued common stock, at an offering price of $0.05 per share. Such capital was raised in connection with a Registration Statement on Form S-1 filed with the SEC (the "Registration Statement"), with an effective date of October 25, 2010.

During the second quarter of 2011, the Company raised $40,000 through the private offering of shares of its restricted common stock. The Company sold 40,000 shares at $1.00 per share.
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any significant source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of June 30, 2011, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

PROGAMING PLATFORMS CORP.
(A DEVELOPMENT STAGE COMPANY)

(4)  Agreements with Related Parties

On February 28, 2011, the Company executed consulting agreements (the "Agreements") with its three officers (the "Officers"), who are also owners of 1,525,000 shares of its common stock, effective for one year from February 1, 2011. In consideration of their consulting services, pursuant to the Agreements, the Company shall pay each officer an amount of one thousand U.S. dollars (US$1,000) per month. The Officers will also be entitled to stock based compensation, in accordance with a stock option plan to be adopted by the Company in the future.

(5)  Subsequent Events

During July, 2011 the Company executed two license agreements with two separate licensees, pursuant to which the Company granted a territory-based license to use the Company 's proprietary technology in Europe and in Asia, respectively. In consideration of such rights, the licensees agreed to pay a total of $119,000 in non-refundable one time license fees.

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

Executive Overview

We are a development stage company with limited operations and no significant revenues from our business operations. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. Except for the potential revenues we accrued in July 2011, we do not anticipate that we will generate additional significant revenues until we have completed development of the next version of our online gaming platform and enter into licensing agreements with online gaming servers to permit them to offer games of skill on our platform as part of their member services. Accordingly, we must raise cash from sources other than our operations in order to implement our marketing plan.

In our management’s opinion, there is a potential demand for our technology which will enable online game service providers to provide a platform offering financial rewards to winners of online competitive games of skill.

In the period from October 2010 to December, 2010, we sold 2,000,000 shares of our common stock through our public offering and raised $76,986 in net proceeds.

In April 2011, we raised $40,000 and issued 40,000 shares of our common stock to two non–US investors.  These transactions did not involve any underwriters, underwriting discounts or commissions, nor any public offering.  We believe these transactions were exempt from registration pursuant to Regulation S of the Securities Act of 1933 (the "Securities Act"). We intend to continue such fund raising activity and plan to sell up to an additional 460,000 shares of our common stock for $460,000, through similar private offerings. To date  we have been unsuccessful in such activity, and there is no guarantee that such efforts will be successful in the future.

Recent Developments

On July 1, 2011, we executed a license agreement with Yanir Levin Ltd., an Israeli corporation. Such license agreement grants the licensee a non-exclusive right to develop websites and offer online games based on our proprietary gaming platform in Asia, with an exclusive license to develop websites and offer online games based on our proprietary gaming platform in Israel. In consideration of the license granted to the licensee, the licensee has made an upfront payment of $29,000 and has agreed to pay us royalties on future revenues.

On July 10, 2011, we executed a license agreement with GT-SAT International S.A.R.L ('GT-SAT'), a corporation organized under the laws of Luxemburg. Such license agreement grants GT-SAT a non-exclusive right to develop websites and offer online games based on our proprietary gaming platform in Europe, with an exclusive license to develop websites and offer online games based on our proprietary gaming platform in Luxembourg, Belgium, and Holland. In consideration of such license, GT-SAT has made an upfront payment  of $90,000 and agreed to pay us royalties on future revenues.

Plan of Operation

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

We believe that current funds will allow us to complete development of a minimal version of our online gaming platform, carry out limited marketing efforts of this platform to third party online game service providers, and remain in business for at least until the second quarter of 2012. Thereafter, if we are unable to generate further significant revenues for any reason, or if we are unable to make a reasonable profit after twelve months, or if we are unsuccessful with raising additional funds, we may have to suspend or cease operations.

Success of the aforementioned planned private offering activities, will enable us to complete development of a full version of our online gaming platform, carry out extensive marketing efforts, and remain in business for at least another 12 months.

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

Results of Operations

During the period from May 26, 2010 (date of inception) through June 30, 2011, we incurred a net loss of $62,836. This loss consisted primarily of incorporation costs, administrative expenses and R&D expenses. Additional $23,014 of offering costs have been incurred during the same period, comprised mostly of professional fees and filing fees related to our public offering. Since inception, we have sold 1,525,000 shares of common stock to our Directors.

Purchase or Sale of Equipment

Other than the purchase of access servers, work stations and relevant literature, we do not expect to purchase or sell any plant or significant equipment.

Revenues

We had no revenues for the period from May 26, 2010 (date of inception) through June 30, 2011.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2011 reflects assets of $78,249, and total of cash and cash equivalents of $73,853.  Working Capital as of June 30, 2011 was $54,150. Such working capital has been sufficient to sustain our operations to date.

In April 2011 we raised an additional $40,000 through a private placement of our restricted common stock to two non-US investors.

40,000 shares were sold at a price of $1.00 per share.

During the period from May 26, 2010 (inception) to June 30, 2011 we had a cash usage of $43,133 related to our operations.  However, during the remainder of 2011, we expect our cash burn rate to increase gradually to an approximate average of up to $30,000 per month, depending on our ability to ensure sufficient working capital to sustain such rate.  This rate is based on our Plan of Operation for the next 12 months, which involves increased activity in the fields of R&D and marketing. To date we do not have sufficient resources to support such plan of operation for a full year.

Our marketing activities have enabled us to sign several licensing agreements during July 2011 and realize some revenues. We intend to continue with such activities throughout 2011 however, there is no guarantee that such agreements will provide us with sufficient cash flow to compensate for the aforementioned cash burn rate. Our ability to create sufficient working capital to sustain us over the next twelve month period, and beyond, is dependent on our success in issuing additional debt or equity, or entering into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Going Concern Consideration

The Company has not established any significant source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of June 30, 2011, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern

Off-Balance Sheet Arrangements

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

As of June 30, 2011, the end of the  period covered by this quarterly report (from inception through June 30, 2011), we carried out an evaluation, under the supervision and with the participation of our management, including our president and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our president and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.  However, from time to time, we may become a party to certain legal proceedings in the ordinary course of business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In April 2011, we raised $40,000 through the issuance of 40,000 shares of our common stock to two non–U.S. investors.  These transactions did not involve any underwriters, underwriting discounts or commissions, nor any public offering.  We believe these transactions were exempt from registration pursuant to Regulation S of the Securities Act.

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

Dated:  August 12, 2011

PROGAMING PLATFORMS CORP.

By:	/s/ Tamir Levinas
President, Chief Executive Officer and a member of the Board of Directors (who also performs as the Principal Executive Officer)
August 12, 2011

By:	/s/ Doron Uziel
Doron Uziel
Chief Financial Officer, Treasurer and Secretary (who also performs as Principal Financial Officer and Principal Accounting Officer)
August 12, 2011