Form 10-Q
period 2011-09-30
PROGAMING PLATFORMS CORP
filed 2011-11-14
CIK 1498067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Yes  ☒    No  ☐

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

As of November 14, 2011, there were 5,040,000 shares of the Registrant's common stock issued and outstanding.

TABLE OF CONTENTS

Pg.
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements - Unaudited	2
• Balance Sheets	2
• Statements of Operations	3
• Statements of Cash Flows	4
• Notes to Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3. Quantitative and Qualitative Disclosures About Market Risk	11
Item 4. Controls and Procedures	11

PART II – OTHER INFORMATION
Item 1. Legal Proceedings	12

Item 6. Exhibits	12

Signatures	13

PROGAMING PLATFORMS CORP.
(A DEVELOPMENT STAGE COMPANY)

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$147,402	$68,868
Other current assets	4,050	1,460
Total current assets	151,452	70,328

Property and equipment (net)	$880	$-

Total assets	$152,332	$70,328

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$33,146	$7,644
Deferred Revenue	23,800	-
Total current liabilities	56,946	7,644

Long Term Deferred Revenue	89,710	-

Commitments and Contingencies

Stockholders' equity
Common stock, par value $.0001 per share, 500,000,000 shares
authorized; 5,040,000 and 5,000,000 shares issued and outstanding	504	500
Stock subscription receivable	(300)	(300)
Additional paid in capital	116,782	76,786
(Deficit) accumulated during the development stage	(111,310)	(14,302)

Total stockholders' equity	5,676	62,684

Total liabilities and stockholders' equity	$152,332	$70,328

The accompanying notes are an integral part of these financial statements.

PROGAMING PLATFORMS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three		For the three	For the nine	Period from May 26, 2010	Period from May 26, 2010
	months ended		months ended	months ended	date of inception	date of inception
	September 30, 2011		September 30, 2010	September 30, 2011	to September 30, 2010	to September 30, 2011
Revenues	$5,490		$-	$5,490	$-	$5,490

Expenses:
Research and development	(20,767)		-	(29,547)	-	(29,547)
General and administrative	(25,743)		(2,907)	(66,273)	(3,907)	(80,575)
Total operating expenses	(46,510)		(2,907)	(95,820)	(3,907)	(110,122)

(Loss) from operations	(41,020)		(2,907)	(90,330)	(3,907)	(104,632)

Financial income (expenses)	(7,454)		-	(6,678)	-	(6,678)

Net (loss)	$(48,474)		$(2,907)	$(97,008)	$(3,907)	$(111,310)

(Loss) per common share - basic and diluted	$0.01	) )	$(0.00)	$(0.02)	$(0.00)	$(0.03)

Weighted average number of common shares outstanding	5,040,000		3,000,000	5,021,392	3,000,000	4,193,015

The accompanying notes are an integral part of these financial statements.

PROGAMING PLATFORMS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

		From May 26, 2010,	From May 26, 2010,
	For the nine	date of inception	date of inception
	months ended	through	through
	September 30, 2011	September 30, 2010	September 30, 2011
Operating Activities:
Net profit (loss)	$(97,008)	$(3,907)	$(111,310)
Adjustments to reconcile net (loss) to net cash (used in)
operating activities:

Changes in net assets and liabilities-
Other current assets	(2,590)	(22,828)	(4,050)
Accounts payable, deferred revenues and other current liabilities	49,302	26,735	56,946
Long Term Deferred Revenue	89,710		89,710
Depreciation	67		67

Net cash provided by (used in) operating activities	39,481	-	31,363

Investing activities:
Property and equipment	(947)		(947)

Net cash (used in) investing activities	(947)	-	(947)

Financing activities:
Proceeds from issuance of shares (net of issuance expenses)	40,000	-	116,986

Net cash provided by financing activities	40,000	-	116,986

Increase in cash and cash equivalents	78,534	-	147,402

Cash and cash equivalents at beginning of period	68,868	-	-

Cash and cash equivalents at end of period	$147,402	$-	$147,402

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

PROGAMING PLATFORMS CORP.
(A DEVELOPMENT STAGE COMPANY)

SEPTEMBER 30, 2011 (UNAUDITED)
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

On May 1, 2011 the Company uploaded to its website a demonstration prototype of its online gaming platform. Currently this prototype is mainly aimed as a demonstration platform for testing its product. The demonstration platform does not enable real monetary transactions. While our strategy of entering into license agreements with third parties and strategic partners, we may develop a version of this prototype that will support monetary transactions and yield direct revenues.

(2)   Summary of Significant Accounting Policies

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Revenue

Software revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred in accordance with the terms and conditions of the contract, the fee is fixed or determinable, and collection is reasonably assured. For software arrangements involving multiple elements, revenue is allocated to each element based on the relative fair value or the residual method, as applicable, and using vendor specific objective evidence of fair value, which is based on prices charged when the element is sold separately. Revenue related to post-contract support (“PCS”), including technical support and unspecified when-and-if available software upgrades, is recognized ratably over the PCS term for contracts that are greater than one year. For contracts where the post contract period is one year or less, the costs are deemed insignificant, and the unspecified software upgrades are expected to be and historically have been infrequent, revenue is recognized together with the initial licensing fee and the estimated costs are accrued.

Earnings (Loss) per Common Share

Basic earnings (loss) per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended September 30, 2011.

PROGAMING PLATFORMS CORP.
(A DEVELOPMENT STAGE COMPANY)

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2011, and expenses for the three month period ended September 30, 2011, and cumulative from inception. Actual results could differ from those estimates made by management.

Research and Development Expenses

The Company incurred costs internally to create the platform product, such costs were charged to operations as R&D expenses until technological feasibility has been established. Thereafter, software production costs will be capitalized.

Technological feasibility is considered established when all planning, designing, coding, and testing activities have been performed. As evidence that technological feasibility has been established, the company must have performed the activities as follows:

    (a) The product design and the detail program design have been completed and the company has established that the necessary skills, and technology are available to produce the product.
    (b) The completeness of the detail program design and its consistency with the product design have been confirmed by documenting and tracing the detail program design to product specifications.
(c) The detail program design has been reviewed for high-risk development issues (e.g., novel, unique, unproven functions and features or technological innovations) and any uncertainties related to high-risk development issues have been resolved through coding and testing.

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

(3)    Revenue Recognition

On July 1 2011 and on July 10, 2011, the Company signed license agreements with two separate corporations  in Israel and Luxemburg (the "Licensees"). Subject to the terms and condition of each agreement the Company granted each Licensee a license to use the Company's proprietary online gaming platform in certain parts of the world.  Each license is, in general, non-exclusive, except for certain countries specified within each agreement.  The agreements grant each Licensee the right to develop and operate websites offering online games based on the Company's proprietary technology for a period of 5 years as of the respective agreement's effective date. In the event that by the eighteent-month anniversary of the each agreement's effective date the respective Licensee fails to have at least one active website in each of the countries that comprise the exclusive territory of the agreement, the Company shall be entitled to either terminate exclusivity for these countries or terminate the entire agreement. In consideration of these agreements, and of support services to be provided by the Company through the license period, the Licensees have paid the Company non-refundable, one-time license fees totaling $119,000. In addition to such license fees, once each Licensee realizes revenues at a certain level specified in its respective agreement from its use of the Company's platform, it shall pay the Company a royalty in the amount of 50% of gross revenues realized from its use of this platform.

PROGAMING PLATFORMS CORP.
(A DEVELOPMENT STAGE COMPANY)

As of September 30, 2011, the Company recognized a total sum of $5,490 in revenues out of the total $119,000 license fees paid for both of the aforementioned agreements. The remaining sum was deferred on the Company's balance sheet as current and long term liabilities, and is expected to be recognized over the remaining period of the agreements.

As of September 30, 2011, no royalties have been paid by or recognized in connection with the aforementioned agreements.

One of the aforementioned Licensees is beneficially owned by an individual who holds 25,000 shares of the Company's common stock.

(4)   Development Stage Activities and Going Concern

The Company is currently in the development stage, and has no significant operations. The business plan of the Company is to engage in the development of an online gaming platform and to enter into licensing agreements with game servers in the United States and worldwide to allow them to offer games of skill on our platform as part of their member services.

During July 2011 the Company sold license rights for its gaming platforms to two different non-US customers, for $119,000. See Note 3 above for further details. We do not believe that such agreements reflect our potential to realize additional revenues, at least not until we finish the development of the next stage of our product, and validate the potential market for it.

During 2010, the Company raised $76,986, net in cash, through a public offering of 2,000,000 shares of newly issued common stock, at an offering price of $0.05 per share. Such capital was raised in connection with a Registration Statement on Form S-1 filed with the SEC (the "Registration Statement"), with an effective date of October 25, 2010.

During the second quarter of 2011, the Company raised $40,000 through the private offering of shares of its restricted common stock. The Company sold 40,000 shares at $1.00 per share.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any significant source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2011, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(5)   Agreements with Related Parties

On February 28, 2011, the Company executed consulting agreements (the "Agreements") with its three officers (the "Officers"), who are also owners of 1,525,000 shares of its common stock, effective for one year from February 1, 2011. In consideration of their consulting services, pursuant to the Agreements, the Company shall pay each officer $1,000 per month. The Officers will also be entitled to stock based compensation, in accordance with a stock option plan to be adopted by the Company in the future.

(6)	Subsequent Events

There were no events subsequent to September 30, 2011 and through the date of this report that require disclosure.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements that the Company may make from time to time, including all statements contained in this report that are not statements of historical fact, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and the safe harbor provisions set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by words such as “plans,” “expects,” “believes,” “anticipates,” “estimates,” “projects,” “will,” “should,” and other words of similar meaning used in conjunction with, among other things, discussions of future operations, financial performance, product development and new product launches, market position and expenditures. The Company assumes no obligation to update any forward-looking statements.  Additional information concerning factors which could cause differences between forward-looking statements and future actual results is discussed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 22, 2011.

Executive Overview

We are a development stage company with limited operations and no reliable source of revenues from our business operations. There is substantial doubt that we can continue as an on-going business for the next twelve months. Except for the revenues we accrued pursuant to two license agreements signed in July 2011, we do not anticipate that we will generate additional significant sales until we have completed development of the next version of our online gaming platform and enter into licensing agreements with online gaming servers to permit them to offer games of skill on our platform as part of their member services. Accordingly, we must raise cash from sources other than our operations in order to implement our marketing plan.

In our management’s opinion, there is a potential demand for our technology which will enable online game service providers to provide a platform offering financial rewards to winners of online competitive games of skill.

In the period from October 2010 to December, 2010, we sold 2,000,000 shares of our common stock through our public offering and raised $76,986 in net proceeds.

In April 2011, we raised $40,000 and issued 40,000 shares of our common stock to two non–US investors.  These transactions did not involve any underwriters, underwriting discounts or commissions, nor any public offering.  We believe these transactions were exempt from registration pursuant to Regulation S of the Securities Act of 1933 (the "Securities Act"). We intend to continue such fund raising activity and plan to sell up to an additional 460,000 shares of our common stock for $460,000, through similar private offerings. To date, we have been unsuccessful in such activity, and there is no guarantee that such efforts will be successful in the future.

Recent Developments

On July 1, 2011, we executed a license agreement with Yanir Levin Ltd., an Israeli corporation. Such license agreement grants the licensee a non-exclusive right to develop websites and offer online games based on our proprietary gaming platform in Asia, with an exclusive license to develop websites and offer online games based on our proprietary gaming platform in Israel. In consideration of the license granted to the licensee, the licensee has made an upfront, non refundable, payment of $29,000 and has agreed to pay us royalties on future revenues.

On July 10, 2011, we executed a license agreement with GT-SAT International S.A.R.L ('GT-SAT'), a corporation organized under the laws of Luxemburg. Such license agreement grants GT-SAT a non-exclusive right to develop websites and offer online games based on our proprietary gaming platform in Europe, with an exclusive license to develop websites and offer online games based on our proprietary gaming platform in Luxembourg, Belgium, and Holland. In consideration of such license, GT-SAT has made an upfront, non refundable, payment of $90,000 and has agreed to pay us royalties on future revenues.

Plan of Operation

We intend to focus on the following activities:

•	Completing development of our online gaming platform.
•
Securing further licensing agreements with online game service providers in the United States who, as part of the services offered by such online game service providers, will offer their member players the opportunity to utilize our online gaming platform to play games of skill.

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

Marketing/Advertising Strategy

In addition to advertising our online gaming platform on gamers’ portals, blogs and forums with a view to achieving maximum exposure to the online gaming community, we are currently marketing our technology and services through a select sales and marketing strategy whereby we identify key potential online game service providers that meet our licensee profile, and then contact such prospects directly. We also plan to attend industry trade shows around the world to generate new prospects, and respond to referrals from online game service providers and other industry participants. We seek licensees with an established brand, a robust subscriber base, and sufficient resources and commitment to successfully market games of skill offered on our platform.

Results of Operations

During the period from May 26, 2010 (date of inception) through September 30, 2011, we realized revenues of $5,490 and net loss of $111,310.  The majority of our expenses are administrative expenses and R&D expenses. Additional $23,014 of offering costs have been incurred during the same period, comprised mostly of professional fees and filing fees related to our public offering. Since inception, we have sold 1,525,000 shares of common stock to our Directors.

Purchase or Sale of Equipment

Other than the purchase of access servers, work stations and relevant literature, we do not expect to purchase or sell any plant or significant equipment.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2011 reflects assets of $152,332, and total of cash and cash equivalents of $147,402.  Working Capital as of September 30, 2011 was $94,506.

In April 2011, we raised an additional $40,000 through a private placement of our restricted common stock to two non-US investors.  40,000 shares were sold at a price of $1.00 per share.  Our statement of cash flows for the period between May 26, 2010 (date of inception) and September 30, 2011 reflects positive inflow of $31,363 related to our operations.  However, during the remainder of 2011 and the first quarter of 2012, we do not believe that we will be able to create any additional inflows from operations. Furthermore, we expect our cash burn rate to increase gradually to an approximate average of up to $30,000 per month, depending on our ability to ensure sufficient working capital to sustain such rate.  This rate is based on our Plan of Operation for the next 12 months, which involves increased activity in the fields of R&D and marketing. To date we do not have sufficient resources to support such plan of operation for a full year.

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

Going Concern Consideration

The Company has not established any significant, reliable, source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2011, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern

Off-Balance Sheet Arrangements

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

The accounting policies identified as critical are as follows:

Development Stage Company

We are considered a development stage company as defined by ASC 915 “Development Stage Entities,” as we have no principal operations or revenue from any source. Operations from the inception of the development stage have been devoted primarily to strategic planning, raising capital, and research and development activities.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.

Revenue

Software revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred in accordance with the terms and conditions of the contract, the fee is fixed or determinable, and collection is reasonably assured. For software arrangements involving multiple elements, revenue is allocated to each element based on the relative fair value or the residual method, as applicable, and using vendor specific objective evidence of fair value, which is based on prices charged when the element is sold separately. Revenue related to post-contract support (“PCS”), including technical support and unspecified when-and-if available software upgrades, is recognized ratably over the PCS term for contracts that are greater than one year. For contracts where the post contract period is one year or less, the costs are deemed insignificant, and the unspecified software upgrades are expected to be and historically have been infrequent, revenue is recognized together with the initial licensing fee and the estimated costs are accrued.

Research and Development Expenses

The Company incurred costs internally to create the platform product, such costs were charged to operations as R&D expenses until technological feasibility has been established. Thereafter, software production costs will be capitalized.

Technological feasibility is considered established when all planning, designing, coding, and testing activities have been performed. As evidence that technological feasibility has been established, the company must have performed the activities as follows:

    (a) The product design and the detail program design have been completed and the company has established that the necessary skills, and technology are available to produce the product.
    (b) The completeness of the detail program design and its consistency with the product design have been confirmed by documenting and tracing the detail program design to product specifications.
(c) The detail program design has been reviewed for high-risk development issues (e.g., novel, unique, unproven functions and features or technological innovations) and any uncertainties related to high-risk development issues have been resolved through coding and testing.

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

As of September 30, 2011, the end of the  period covered by this quarterly report (from inception through September 30, 2011), we carried out an evaluation, under the supervision and with the participation of our management, including our president and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our president and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PROGAMING PLATFORMS CORP.

Dated: November 14, 2011	By:	/s/ Tamir Levinas
		Name:	Tamir Levinas
		Title:	President, Chief Executive Officer and a member of the Board of Directors (who also performs as the Principal Executive Officer)
November 14, 2011

By:	/s/ Doron Uziel
	Name:	Doron Uziel
	Title:	Chief Financial Officer, Treasurer and Secretary (who also performs as Principal Financial Officer and Principal Accounting Officer)
November 14, 2011