Form 10-K
period 2011-12-31
PROGAMING PLATFORMS CORP
filed 2012-03-30
CIK 1498067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐  No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐        Accelerated filer    ☐      Non-accelerated filer    ☐     Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $4,569,500 based upon 35,150,000 shares held by non-affiliates and a closing market price of $0.13 per share on December 31, 2011.

As of March 30, 2012, there were 50,455,000 shares of common stock issued and outstanding.

ProGaming Platforms Corp. implemented a 10-for-1 forward stock split on March 1, 2012. All per share amounts and calculations in this Annual Report and the accompanying financial statements have been calculated to reflect the effects of the forward stock split.

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

As used in this Annual Report, the terms "we," "us," "our," "ProGaming Platforms," and “Issuer” mean ProGaming Platforms Corp. unless the context clearly requires otherwise.

PART I

ITEM 1.                BUSINESS

Formation and year of organization

We were incorporated on May 26, 2010, in the State of Delaware. Our authorized capital consists of 500,000,000 shares of our common stock (the “Common Shares”) with a par value of $0.0001 per common share.

Our principal executive offices are currently located in Israel at the following address: 60 Mazeh Street, Apartment 12, Tel Aviv, 65789, Israel.  Our telephone number is +972 (54) 2229702.  Our website is http://www.progamingcorp.com

Bankruptcy, Receivership or Similar Proceeding

We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal actions or proceedings.

Recent Corporate Developments

On March 1, 2012, we filed a Certificate of Amendment of our Certificate of Incorporation effecting a forward stock split of the Company’s issued and outstanding shares of Common Stock at a ratio of ten-to-one (the “Forward Split”).  The Certificate of Amendment provides that each ten (10) outstanding shares of the Company's Common Stock, par value $0.0001 per share, will be split and converted, automatically, without further action, into ten (10) shares of Common Stock.  The Forward Split has been reflected in this Annual Report on Form 10-K.

In April 2011, we raised $40,000 and issued 400,000 shares of our common stock to two non–US investors.  These transactions did not involve any underwriters, underwriting discounts or commissions, nor any public offering.  We believe these transactions were exempt from registration pursuant to Regulation S of the Securities Act of 1933 (the "Securities Act").

Recent Business Developments

On July 10, 2011, we executed a license agreement with GT-SAT International S.A.R.L ("GT-SAT"), a corporation organized under the laws of Luxemburg.  Such license agreement granted GT-SAT a non-exclusive right to develop websites and offer online games based on our proprietary gaming platform in Europe, with an exclusive license to develop websites and offer online games based on our proprietary gaming platform in Luxembourg, Belgium, and Holland.  In consideration of such license, GT-SAT made an upfront, non refundable, payment of $90,000 and has agreed to pay us royalties on future revenues. On December 26, 2011 GT-SAT has terminated the license agreement. The stated reason for termination was the economic situation in Europe.

On July 1, 2011, we executed a license agreement with Yanir Levin Ltd., an Israeli corporation.  Such license agreement granted the licensee a non-exclusive right to develop websites and offer online games based on our proprietary gaming platform in Asia, with an exclusive license to develop websites and offer online games based on our proprietary gaming platform in Israel.  In consideration of the license granted to the licensee, the licensee made an upfront, non refundable, payment of $29,000 and has agreed to pay us royalties on future revenues.

Business of Issuer

We are engaged in the development of an online gaming platform and intend to enter into licensing agreements with online game service providers in the United States in order to allow them to offer games of skill on our platform as part of their member services.

The Online Gaming Market

We are currently focusing our marketing efforts on two complementary niche markets: the online gaming market and the online advertizing market.

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

The online advertizing market is the market for online advertizing campaigns designed to increase the traffic volume of websites. We believe that our proprietary platform will enables advertisers to increase the effectiveness of such campaigns by offering material rewards to winners of online gaming tournaments.

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

Our Software Product

We have developed a proprietary online gaming platform which will enable gamers to play games of skill against each other (either one-to-one or many-to-many), with the winner collecting prize money, or any other prize. All games, scores and statistics will be maintained within the server only. The system’s billing method is proprietary and configured to commercial billing systems.

We have designed our online gaming platform to allow online game service providers to protect novice gamers from entering games with high stakes by restricting such gamers to low entry amount games with players of their own level. Our online gaming platform is capable of creating a statistical gamer rank data file on each participating gamer and, based on rank, will allow him to enter games up to his maximum allowed amount. The software we have developed has the ability to detect if any gamer tries to abuse the level system by opening an account with a new name by ranking him according to his actual game performance.

In addition, our online gaming platform is based on a model that is not dependent on user self-reporting. Unlike other systems that depend on self-reporting by users, our technology includes a reliable accounting mechanism; is easy to implement on third party servers and billing systems; is highly secured (no middleware); and is capable of operation in a variety of game billing scenarios (DM, TDM, CTF, etc.).

Our software product enables a business model that combines traditional online gaming (“pay per access”) with the potential for monetary reward for the winner. Each player who has an account with a game service provider that licenses our platform will be able to pay for the right to compete in games of skill with other players, with the winner of the game to receive his money back plus his competitor’s payments.  We completed the development of the prototype of our software product during the third quarter of 2011, and we intend to continue investing in its improvement as necessary.

In March 2012 we completed the development of a Flash based online game that is integrated with our proprietary platform. We intend to leverage this game to market our technology for use in web advertising campaigns.

We also intend to further license our online gaming platform to online game service providers worldwide.  To date, we have licensed distribution rights for our online gaming platform to two (2), entities one in Europe and one in Israel; however, the European entity has terminated its license agreement.

Target Market

We currently target two markets

The first market is the online gaming market and the online game service providers in this market. There are hundreds of such game service providers in the United States alone. We intend to offer our online gaming platform to the leading online game service providers as well as to niche providers to enable these game service providers to enhance the gaming experience that they offer their customers, thereby generating additional revenues.

The second market is the internet advertizing market. Currently considerable sums of money are expanded by business entities in order to increase the traffic on their websites. We believe that our proprietary technology has the potential to add a whole new dimension to the capabilities of web marketing and advertizing companies to succeed in this task.

Pricing Model

We plan to enter into licensing agreements with online game service providers, as well as website owners, for the use of our online gaming platform to offer games of skill as part of their services. Our proposed business model is to charge both one-time license fees for the right to license our software, as well as royalties linked to usage, as measured by the number of games of skill played on our online gaming platform (in the case of online gaming).. For example, a player wishing to compete with other players in games of skill on the platform will be required to make a per game payment to the game server based on the player’s level of performance and experience.

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

Patent, Trademark, License & Franchise Restrictions and Contractual Obligations & Concessions

We have not entered into any revenue share agreements or other contracts that have given, or could give rise to, obligations or concessions. We have developed an online gaming platform and intend to protect our online gaming platform on the basis of applicable copyright, trade secrecy, trademark and trade name laws. We have researched the availability of the trademark “ProGaming Platforms,” and we did not locate any trademark registrations with the USPTO that included the term “ProGaming Platforms.” We may also affect a “new method of business” type of patent, although we anticipate that our business model may be replicated or adapted by our competitors over time. Beyond the current version of our online gaming platform and our trade name, we do not hold any other intellectual property.

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

Research and Development Activities and Costs

During calendar year 2011 and to date, we have engaged in extensive research and development ("R&D") activities designed to improve the performance of our software platform and to extend its capabilities to meet the needs of today's online gaming market. The majority of R&D expenses incurred during this period were for software development designed to improve our original platform and to create a "type 2" product, which will serve the online advertising industry. These efforts were carried out mainly through retaining the services of independent third party programmers. We intend to continue with such R&D efforts throughout 2012 based on the specific requirements of potential clients and strategic partners.

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

Employees

We have no employees. Our officers and Directors provide service to us on an as-needed basis. Currently our research and development efforts are carried out mainly by our CTO and third party outsourced developers. When we commence full operations, we will need to hire support staff as well as software developers.

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

Management believes that it currently has sufficient funds to continue our planned activities at least through the first half of 2012.  We also expect to continue to incur operating losses in future periods. These losses will occur because we do not yet have significant revenues to offset the expenses associated with the development and marketing of our online platform. We cannot guarantee that we will ever be successful in generating significant revenues in the future. We recognize that if we are unable to generate significant revenues, we will not be able to earn profits or continue operations.

We have a history of operating losses and we may not achieve future revenues or operating profits.

We have a history of operating losses and we anticipate generating losses until we are able to generate significant revenues. We do not anticipate generating significant revenues before the second half of 2012. Therefore, we may be unable to continue operations in the future as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should we be unable to continue as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

We have a going concern note indicating the possibility that we may not be able to continue to operate.

Our financial statement, as of December 31,2011 include a going concern note, which  raises  a substantial doubt about the Company’s ability to continue as a going concern . As a result, we may face difficulty in obtaining additional necessary funding.  There can be no assurance that we will ever achieve any revenues or profitability. The revenue and income potential of our proposed business and operations are unproven, and the lack of operating history makes it difficult to evaluate the future prospects of our business.

We have a limited operating history on which investors may evaluate our operations and prospects for profitable operations.

We were incorporated on May 26, 2010. We currently have two agreements, of which one was canceled, with online game service providers, but these agreements have not generated any significant revenues. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any significant operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

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

Our officers and directors own approximately 30.24 % of the outstanding shares of our common stock. These stockholders will be able to exercise significant influence over all matters requiring stockholder approval. This influence over our affairs might be adverse to the interest of our other stockholders. In addition, this concentration of ownership could delay or prevent a change in control and might have an adverse effect on the market price of our common stock.

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

We were incorporated on May 26, 2010. We have completed development of our online gaming platform and have entered into two agreements with online game service providers (although one agreement has been terminated), but we have not generated any significant revenues. Although we have commenced the marketing of our online gaming platform, we may not be able to execute our business plan.  If we do not generate any significant revenues during our first years of operations, we may require additional financing in order to establish profitable operations. Such additional financing, if required, may not be forthcoming. Even if additional financing is available, it may not be available on terms we find favorable. Failure to secure any needed additional financing may have a serious effect on our company's ability to survive. At this time, there are no anticipated additional sources of funds in place.

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

We expect to continue to incur operating losses in future periods. These losses will occur because we do not yet have any significant revenues to offset the expenses associated with the development and promotion of our platform. We cannot guarantee that we will ever be successful in generating significant revenues in the future. We recognize that if we are unable to generate significant revenues, we will not be able to earn profits or continue operations.

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

The development, promotion, and operation of our online gaming platform will continue to place a significant strain on our limited personnel, management, and other resources. Our future success depends upon the continued services of our executive officers and other needed key employees and contractors who have critical industry experience and relationships that we will rely on to implement our business plan. The loss of the services of any of our officers or the lack of availability of other skilled personnel would negatively impact our ability to market and sell our product, which could adversely affect our financial results and impair our growth.

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

We intend to enter into licensing agreements with existing online game service providers to host our platform, and therefore will be dependent on those third parties to make our platform available to online gamers. We have  entered into two licensing agreements with existing online game service providers, and one of them has been terminated.  We may not be successful in selecting additional suitable online game service providers or in negotiating any agreements with them. If we are unable to enter into additional relationships with existing online game service providers on acceptable commercial terms, we may not be able to commercialize our software product, and our revenue may decrease and our business may fail.

We depend on market acceptance of our online gaming platform. If our platform does not gain market acceptance, our ability to compete will be adversely affected.

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

Risks Relating to Operating in Israel

We conduct our operations in Israel and therefore our results may be adversely affected by political, economic and military instability in Israel.

Our principal executive offices and our officers and Directors are located in Israel.  Accordingly, political, economic and military conditions in Israel may directly affect our business.  Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors.  Any hostilities involving Israel or the interruption or curtailment of trade within Israel or between Israel and its trading partners could adversely affect our operations and could make it more difficult for us to raise capital.  Since September 2000, terrorist violence in Israel has increased significantly and negotiations between Israel and Palestinian representatives have not achieved a peaceful resolution of the conflict.  The establishment in 2006 of a government in Gaza by representatives of the Hamas militant group has created additional unrest and uncertainty in the region.

Further, Israel is currently engaged in an armed conflict with Hamas, which until Operation Cast Lead in January 2009 had involved thousands of missile strikes and had disrupted most day-to-day civilian activity in southern Israel.  The missile attacks by Hamas did not target Tel Aviv, the location of our principal executive offices; however, any armed conflict, terrorist activity or political instability in the region may negatively affect business conditions and could significantly harm our results of operations.

ITEM 2.                PROPERTIES

Our Principal Executive Offices

We do not own any real property. We currently maintain our corporate office at 60 Mazeh Street, Apartment 12, Tel Aviv, 65789, Israel. This space has been provided to us by one of our Directors and we do not pay monthly rent for use of this space. This space is sufficient until we complete the development of our platform.

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

ITEM 4.                MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Shares are traded on the over-the-counter market and quoted on the OTCQB under the symbol “PPTF.”  On March 23, 2012, the closing price for our shares of common stock as reported on the OTCQB was $0.28.

The high and the low bid prices for our shares of common stock are based on inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions.

The table below sets forth the range of high and low bid information for our shares of common shares as quoted on the OTCBB for each of the quarters during the fiscal year ended December 31, 2011.  This information has been adjusted to reflect the 10-for-1 forward stock split that was effective March 2, 2012.

For the Fiscal Year Ended December 31, 2011
For the Quarter ended	High	Low
March 31	-	-
June 30	-	-
September 30	$0.23	$0.23
December 31	$0.13	$0.13

The company's common equity was not traded in any public trading market during 2010.

Holders of our Common Shares

As of March 26, 2012, there were 51 registered stockholders holding 50,455,000 common shares issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Sale of Registered Securities

In April 2011, we raised $40,000 and issued 400,000 shares of our common stock to two non–US investors. These transactions did not involve any underwriters, underwriting discounts or commissions, nor any public offering This transaction did not involve any underwriters, underwriting discounts or commissions, nor any public offering. The shares were issued under the exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

On March 13, 2012 we  issued 30,000 restricted shares of our common stock to one US service provider. This transaction did not involve any underwriters, underwriting discounts or commissions, nor any public offeringThe shares were issued under the exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

On March 18, 2012 we issued 25,000 shares of our common stock to one non–US investor.  This transaction did not involve any underwriters, underwriting discounts or commissions, nor any public offering. The shares were issued under the exemption from registration provided by Regulation S of the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

During  the fourth quarter of the fiscal year ended December 31, 2011, neither we nor any “affiliated purchaser,” as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

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

EXECUTIVE OVERVIEW

We are a development stage company with limited operations and no significant revenues from our business operations. There is substantial doubt that we can continue as an on-going business for the next twelve months. We do not anticipate that we will generate significant revenues until we enter into licensing agreements with additional online gaming servers, or web advertisers, to permit them to offer games of skill on our platform as part of their member services, or as part of their advertising campaign. Accordingly, we must raise cash from sources other than our operations in order to implement our marketing plan.

In our management’s opinion, there is a potential demand for our technology which will enable online game service providers, and websites engaged in marketing efforts designed to increase traffic, to provide a platform offering financial rewards to winners of online competitive games of skill.

On July 10, 2011, we executed a license agreement with GT-SAT International S.A.R.L ("GT-SAT"), a corporation organized under the laws of Luxemburg.  Such license agreement granted GT-SAT a non-exclusive right to develop websites and offer online games based on our proprietary gaming platform in Europe, with an exclusive license to develop websites and offer online games based on our proprietary gaming platform in Luxembourg, Belgium, and Holland.  In consideration of such license, GT-SAT made an upfront, non refundable, payment of $90,000 and has agreed to pay us royalties on future revenues. On December 26, 2011, GT-SAT terminated this agreement. The stated reason for termination was the economic situation in Europe.

On July 1, 2011, we executed a license agreement with Yanir Levin Ltd., an Israeli corporation.  Such license agreement granted the licensee a non-exclusive right to develop websites and offer online games based on our proprietary gaming platform in Asia, with an exclusive license to develop websites and offer online games based on our proprietary gaming platform in Israel.  In consideration of the license granted to the licensee, the licensee made an upfront, non refundable, payment of $29,000 and has agreed to pay us royalties on future revenues.

In April 2011, we raised $40,000 and issued 400,000 shares of our common stock to two non–US investors.  These transactions did not involve any underwriters, underwriting discounts or commissions, nor any public offering.  We believe these transactions were exempt from registration pursuant to Regulation S of the Securities Act.

We believe that we have sufficient cash on hand to allow us to market our online gaming platform to potential clients and remain in business through the first half of 2012. If after that we are unable to generate significant revenues for any reason, or if we are unable to make a reasonable profit, we may have to suspend or cease operations. At the present time, we have not made any arrangements to raise additional cash.  Other than as described in this paragraph, we have no financing plans at this time.

Over the next twelve months, we plan to license our online gaming platform to third party licensees to permit them to offer games of skill on our platform as part of their member services.  We initially intend to focus on the following activities:

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

In order to carry out this plan and remain in business during the next twelve month period, we require total cash resources of at least $180,000. We currently do not have such liquidity. We plan to raise additional funds through private offering of our common stock. If we are unable to raise such funds we will have to revise our plan of operations.

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

Results of Operations

During the year ended December 31, 2011, we incurred a net loss of $70,599 compared to a net loss of $31,402 during the period from May 26, 2010 (date of inception) through December 31, 2010.

The increase in the net loss is due to increase in research and development expenses during 2011 as compared to 2010 and due to increased general and administrative expenses, in 2011 as compared to 2010 primarily due to an increase in audit, accounting and legal fees and an increase in selling expenses in 2011 as compared with no selling expenses in 2010.

Purchase or Sale of Equipment

Other than the purchase of access servers, work stations and relevant literature, we do not expect to purchase or sell any plant or significant equipment.

Revenues

In the year ended December 31, 2011, we had revenues on the amount of $92,908 from two licensing agreements signed with two customers. We had no revenues for the period from May 26, 2010 (date of inception) through December 31, 2010.

Liquidity and Capital Resources

Our balance sheet as of December 31, 2011 and 2010 reflects assets of $115,817 and $70,328, respectively, and total of cash and cash equivalents of $110,847 and $68,868, respectively.  Working Capital as of December 31, 2011 and 2010 has been $51,576 and $62,684, respectively. Such working capital has been sufficient to sustain our operations to date.

Since inception we had cash flows of $119,000, all in 2011, from the two license agreements described above.

For the year ended December 31, 2011 and for the periods from inception through December 31, 2010 and 2011, net cash provided by (used in) operations was $6,866, $(8,118) and $(1,252), respectively. The increase for 2011 as compared to 2010 resulted from inflows of $119,000 generated through the aforementioned revenues, which has been offset by outflows of $112,134 in connection with our operating expenses, of which $50,026 were paid for research and development, $38,181 for legal and audit fees and additional $23,927 for other management fees and other expenses.

For the year ended December 31, 2011 and for the periods from inception through December 31, 2010 and 2011, net cash (used in) investing activities was $(4,887), $0, and $(4,887), respectively. The increase in net cash used in investing activities for 2011 as compared to 2010 resulted primarily from cash restricted by the bank.

For the year ended December 31, 2011 and for the periods from inception through December 31, 2010 and 2011, net cash provided by financing activities was $40,000, $76,986, and $116,986, respectively.  The decrease for 2011 as compared to 2010 resulted from a larger issuance of shares of common stock for cash during 2010.

Our positive cash flow from operational activity generated during 2011 through was due to two sporadic license agreements. The current economic situation leads us to the conclusion that additional such license agreements are not likely during the upcoming months. We may generate some revenues in 2012; however any such revenues, are not expected to be material. If we disregard the aforementioned license agreements, our cash burn rate during 2011 was approximately $9,400 per month. Our operational expenses during 2012 are expected to increase compare to 2011, and we therefore expect the cash burn rate to increase respectively to approximately $15,000 per month. Based on such burn rate, we have sufficient liquidity until the third quarter of 2012.

Our ability to create sufficient working capital to sustain us over the next twelve month period, and beyond, is dependent on our entering into additional licensing agreement and on our success in issuing additional debt or equity, or entering into strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Going Concern Consideration

There is substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures with respect to this matter.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding as of  December 31, 2011 and 2010.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2011 and 2010, and expenses for the year ended December 31, 2011, period from inception to December 31, 2010, and cumulative from inception. Actual results could differ from those estimates made by management.

Fair value measurements:

As defined in ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), fair value is based on the price that would be received to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, ASC 820-10 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
Level 2: Other inputs that are observable, directly or indirectly, such as quoted prices for similar assets and liabilities or market corroborated inputs.
Level 3: Unobservable inputs are used when little or no market data is available, which requires the Company to develop its own assumptions about how market participants would value the assets or liabilities. The fair value hierarchy gives the lowest priority to Level 3 inputs.

In determining fair value, the Company utilizes valuation techniques in its assessment that maximize the use of observable inputs and minimize the use of unobservable inputs.

ITEM 7A.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

To the Board of Directors and
Stockholders of PROGAMING PLATFORMS CORP.

We have audited the accompanying balance sheets of PROGAMING PLATFORMS CORP. as of December 31, 2011 and 2010, and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for the year then ended and for the periods from inception date through December 31, 2010 and 2011. PROGAMING PLATFORMS CORP.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. We were not engaged to examine management’s assertion about the effectiveness of PROGAMING PLATFORMS CORP.’s internal control over financial reporting as of December 31, 2011 included in the accompanying Form 10-K Report and, accordingly, we do not express an opinion thereon.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PROGAMING PLATFORMS CORP. as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the year then ended and for the periods from inception date through December 31, 2010 and 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not established sufficient sources of revenue to cover its operating costs and expenses. As such, it has incurred an operating loss since inception. Further, as of December 31, 2011 the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Yarel + Partners

Tel-Aviv, Israel
March 29, 2012

PROGAMING PLATFORMS CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF DECEMBER 31, 2011 AND 2010 (Restated)
	December 31,
ASSETS	2011	2010
		Restated
Current Assets:
Cash and cash equivalents	$110,847	$68,868
Restricted cash	3,940	-
Prepaid expenses and other receivables	229	1,460
Total current assets	115,016	70,328

Property and Equipment, net	801

Total Assets	$115,817	$70,328

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and other current liabilities	$24,640	$7,644
Related parties payable	33,000	-
Deferred revenues	5,800	-
Total current liabilities	63,440	7,644

Long-term deferred revenues	20,292	-

Total liabilities	83,732	7,644

Commitments and Contingencies	-	-

Stockholders' Equity:
Common stock, par value $0.0001 per share, 500,000,000 shares authorized; 50,400,000 and 50,000,000 shares issued and
outstanding at December 31, 2011 and 2010	504	500
Stock subscription receivable	(300)	(300)
Additional paid-in capital (net of offering costs)	133,882	93,886
Accumulated deficit	(102,001)	(31,402)
Total stockholders' equity	32,085	62,684

Total Liabilities and Stockholders' Equity	$115,817	$70,328

The accompanying notes to financial statements are an integral part of these financial statements.

PROGAMING PLATFORMS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2011 AND THE PERIODS FROM
INCEPTION (May 26, 2010) TO DECEMBER 31, 2010 (RESTATED) AND 2011

			For the
		For the period from	period from
	For the Year Ended	inception to	inception to
	December 31,	December 31,	December 31,
	2011	2010	2011
		Restated

Revenues, net	$92,908	$-	$92,908

Expenses:
Research and development	50,026	17,100	67,126
Selling, general and administrative	104,685	$14,302	118,987

Total operating expenses	154,711	31,402	186,113

(Loss) from Operations	(61,803)	(31,402)	(93,205)

Financial expense	(8,796)	-	(8,796)

Net (loss)	$(70,599)	(31,402)	(102,001)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	50,280,137	29,363,636

The accompanying notes to financial statements are an integral part of these financial statements.

PROGAMING PLATFORMS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (May 26, 2010)
THROUGH DECEMBER 31, 2011

			Additional	Common
	Common stock		Paid-in	Stock	Accumulated
	Shares	Amount	Capital	Subscriptions	(Deficit)	Totals
Balance as of inception (May 26, 2010)
Common stock issued for cash	50,000,000	$500	$76,786	$(300)	-	$76,986
Contribution of services from shareholder	-	-	17,100	-	-	17,100
Net (Loss) for the period (Restated)	-	-	-	-	(31,402)	(31,402)
Balance as of December 31, 2010 (Restated)	50,000,000	500	93,886	(300)	(14,302)	62,684
Common stock issued for cash	400,000	4	39,996			40,000
Net (Loss) for the year					(70,599)	(70,599)
Balance as of December 31, 2011	50,400,000	$504	$133,882	$(300)	$(102,001)	$32,085

The accompanying notes to financial statements are an integral part of these financial statements.

PROGAMING PLATFORMS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2011 AND THE PERIODS
FROM INCEPTION (May 26, 2010) TO DECEMBER 31, 2010 (RESTATED) AND 2011
	For the Year Ended	For the period from inception to	For the cumulative period ended
	December 31,	December 31,	December 31,
	2011	2010	2010
		Restated
Operating Activities:
Net (loss)	$(70,599)	$(31,402)	$(102,001)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Changes in Assets and Liabilities:
Prepaid expenses and other receivables	1,231	(1,460)	(229)
Accounts payable and other current liabilities	22,796	7,644	47,540
Related parties payable	33,000	-	33,000
Deferred revenue	20,292	-	20,292
Contribution of services from shareholder	-	17,100	17,100
Depreciation	146	-	146
Net Cash Provided by (Used in) Operating activities	6,866	(8,118)	(1,252)

Investing Activities:
Restricted cash	(3,940)	-	(3,940)
Purchases of Property and Equipment	(947)	-	(947)
Net Cash (Used in) Investing Activities	(4,887)	-	(4,887)

Financing Activities:
Proceed from sale of common stock (net of issuance expenses)	40,000	76,986	116,986
Net Cash Provided by Financing Activities	40,000	76,986	116,986
Net Increase in Cash	41,979	68,868	110,847
Cash and Cash Equivalents - Beginning of period	68,868	-	-
Cash and Cash Equivalents - End of period	$110,847	$68,868	$110,847

Non cash transactions:
Issuance of common stock subscribed	$-	$300	$300

Additional information:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$-	$-	$-

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

Restricted cash

Cash and cash items which are restricted as to withdrawal or usage. Restricted cash includes legally restricted deposits held as compensating balances against credit cards.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding as of December 31, 2011 and 2010.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2011 and 2010, the carrying value of accounts payable and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

Property and equipment:

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets. The annual depreciation rates are as follows:

%
Computers and electronic equipment	33

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. As of December 31, 2011, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2011 and 2010, and expenses for the year ended December 31, 2011,and the periods from inception to December 31, 2010, and 2011. Actual results could differ from those estimates made by management.

Fair value measurements:
As defined in ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), fair value is based on the price that would be received to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, ASC 820-10 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
Level 2: Other inputs that are observable, directly or indirectly, such as quoted prices for similar assets and liabilities or market corroborated inputs.
Level 3: Unobservable inputs are used when little or no market data is available, which requires the Company to develop its own assumptions about how market participants would value the assets or liabilities. The fair value hierarchy gives the lowest priority to Level 3 inputs.

In determining fair value, the Company utilizes valuation techniques in its assessment that maximize the use of observable inputs and minimize the use of unobservable inputs.

The following table presents the Company’s financial assets and liabilities that are carried at fair value, classified according to the three categories described above:

Fair Value Measurements at December 31, 2011
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical Assets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$110,847	$110,847	$-	$-
Restricted cash	3,940	3,940	-	-
Total assets at fair value	$114,787	$114,787	$-	$-

Fair Value Measurements at December 31, 2010
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical Assets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$68,868	$68,868	$-	$-
Total assets at fair value	$68,868	$68,868	$-	$-

Impact of recently issued accounting standards:

In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRSs")." Under ASU 2011-04, the guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in U.S. GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. ASU 2011-04 is effective for public entities during interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not believe that the adoption of ASU 2011-04 will have a material impact on its results of operation and financial condition.

In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income," ("ASU 2011-05") which amended current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. In December 2011, the FASB deferred the requirement to present components of reclassifications of other comprehensive income on the face of the income statement that had previously been included in the June 2011 amended standard. These amended standards are to be applied retrospectively for interim and annual periods beginning after December 15, 2011. The Company does not believe that the adoption of ASU 2011-04 will have a material impact on its results of operation and financial condition.

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, "Disclosures about Offsetting Assets and Liabilities" ("ASU 2011-11"). The objective of ASU 2011-11 is to enhance disclosures by requiring improved information about financial instruments and derivative instruments in relation to netting arrangements. ASU 2011-11 is effective for interim and annual periods beginning on or after January 1, 2013. The Company is currently evaluating the impact of this guidance; however, since this update affects disclosures only, it is not expected to have a material impact on the Company's financial statements.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries.  None of the updates are expected to a have a material impact on the Company's financial position, results of operations or cash flows.

(2)    Development Stage Activities and Going Concern

The Company is currently in the development stage, and has limited operations. The business plan of the Company is to engage in the development of an online gaming platform and to enter into licensing agreements with game servers in the United States in order to allow them to offer games of skill on our platform as part of their member services.

The Company commenced a capital formation activity by filing a Registration Statement on Form S-1 with the SEC (the "Registration Statement") to register and sell in a self-directed offering 2,000,000 shares of newly issued common stock at an offering price of $0.05 per share for proceeds of up to $100,000. The aforementioned registration statement was approved by the SEC, with an effective date of October 25, 2010 and the shares registered pursuant to this Registration Statement were sold by the Company as described in Note 3 below.
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2011, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)    Common Stock

During the second quarter of 2011, the Company raised $40,000 through the private offering of shares of its restricted common stock. The Company sold 400,000 shares at $0.10 per share.

On June 7, 2010, the Company issued 15,250,000 shares of its common stock to individuals who are Directors and officers of the company for $153 subscriptions receivable.

On June 7, 2010, the Company issued 14,750,000 shares of its common stock to individuals who are founders of the company for $147 subscriptions receivable.

On December 21, 2010 the Company issued 20,000,000 shares of its common stock to various individuals, for $100,000 in cash. Such funds were raised through public offering, in accordance with the terms and conditions of the Registration Statement. Offering costs were $23,014.

(4)    Revenue Recognition

On July 1 2011 and on July 10, 2011, the Company signed license agreements with two separate corporations in Israel and Luxemburg (the "Licensees"). Subject to the terms and condition of each agreement the Company granted each Licensee a license to use the Company's proprietary online gaming platform in certain parts of the world.  Each license is, in general, non-exclusive, except for certain countries specified within each agreement.  The agreements grant each Licensee the right to develop and operate websites offering online games based on the Company's proprietary technology for a period of 5 years as of the respective agreement's effective date. In the event that by the eighteenth-month anniversary of the each agreement's effective date the respective Licensee fails to have at least one active website in each of the countries that comprise the exclusive territory of the agreement, the Company shall be entitled to either terminate exclusivity for these countries or terminate the entire agreement. In consideration of these agreements, and of support services to be provided by the Company through the license period, the Licensees have paid the Company non-refundable, one-time license fees totaling $119,000. In addition to such license fees, once each Licensee realizes revenues at a certain level specified in its respective agreement from its use of the Company's platform, it shall pay the Company a royalty in the amount of 50% of gross revenues realized from its use of this platform.

On December 26, 2011, the corporation from Luxemburg announced the termination of the agreement due to the economic situation in Europe. As a result, the entire license fee in the amount of $90,000 was recognized immediately as revenues.

As of December 31, 2011, the Company recognized a total sum of $92,908 in revenues out of the total $119,000 license fees paid for both of the aforementioned agreements. The contract in the amount of $90,000 was canceled by the client, therefore we recognized the whole sum as revenues according to the terms of the agreement. The second contract grants the client licenses for a period of 5 years, accordingly, $2,908 were recorded as revenues in 2011, the remaining sum of $26,092 was deferred on the Company's balance sheet, $5,800 as current and $20,292 as long term liabilities, and is expected to be recognized over the remaining period of the agreements.

As of December 31, 2011, no royalties have been paid by or recognized in connection with the aforementioned agreements.

One of the aforementioned Licensees is beneficially owned by an individual who holds 25,000 shares of the Company's common stock.

(5)    Income Taxes

The provision (benefit) for income taxes for the year ended December 31, 2011 and the period from inception to December 31, 2010, was as follows (assuming a 23% effective tax rate):
	2011	2010
Current tax provision:
Federal-
Taxable income	$-	$-
Total current tax provision	$-	$-

Deferred tax provision
Federal-
Loss carryforwards	$16,238	$3,290
Change in valuation allowance	(16,238)	(3,290)
	$-	$-

The Company had deferred income tax assets as of December 31, 2011 and 2010, as follows:

	2011	2010
Loss carryforwards	$16,238	$3,290
Less- Valuation allowance	(16,238)	(3,290)
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the year ended December 31, 2011 and the period from inception to December 31, 2010, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2011 and 2010, the Company had approximately $84,901 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2030.

The Company did not identify any material uncertain tax positions that will be filed. The Company did not recognize any interest or penalties for unrecognized tax benefits during the year ended December 31, 2011 and the period from inception to December 31, 2010.

The Company will file income tax returns in the United States. All tax years are closed by expiration of the statute of limitations. The year ended December 31, 2011 and the period from inception to December 31, 2010.

(6)    Related Party Transactions

On February 28, 2011, the Company executed consulting agreements (the "Agreements") with its three officers (the "Officers"), who are also owners of 15,250,000 shares of its common stock, effective for an initial term of one year from February 1, 2011, renewing each year for an additional year. In consideration of their consulting services, pursuant to the Agreements, the Company shall pay each officer $1,000 per month. The Officers will also be entitled to stock based compensation, in accordance with a stock option plan to be adopted by the Company in the future. The Company accounted for consulting expenses at a sum of $33,000 during 2011.

As described in Note 3, on June 7, 2010, the Company issued 15,250,000 shares of its common stock to Directors and officers for $153 subscriptions receivable.

As of December 31, 2010, the Company received R&D services, at no charge, related to the development of a prototype of the Company's Platform, from its CTO, Mr. Boaz Lowenstein, and from its CEO, Mr Tamir Levinas, who together own 15.5% of the Company’s outstanding shares of Common Stock. This arrangement was terminated on February 1, 2011, and has been replaced by consulting agreements between the Company and the two officers (see above for further details).  In addition, during the fourth quarter of 2010, the Company received certain computing services and resources at no charge to the Company from Oasis Communication Technologies Ltd., a company in which Mr. Tamir Levinas holds a 27% ownership interest. The 2010 services were recorded at the Company's financial statements as contribution  of services  from shareholder, see note 7 – Restatement.

(7)    Restatement

The financial statements for the period from inception to December 31, 2010 were restated pursuant to an error discovered during the preparation of 2011 financial statements. A shareholder of the company provided the company with software development services through a company under his control. These services were provided free of charge and were not recorded in the previously reported 2010 financial statements.

Effects on previously issued 2010 financial statements as follows:

Increase in additional paid in capital from shareholder's contribution services	$17,100
Increase in accumulated deficit	17,100
Increase in research and development expenses	17,100
Increase in the net loss	$17,100

The accompanying financial statements for the period from inception to December 31, 2010 have been restated to reflect the corrections in accordance with FASB ASC 250-10-50-7, “Accounting Change and Error Corrections Disclosure”. This restatement is due to corrections of an error in previously reported financial statements. Net income per common share remained the same at $(0.00) as a result of these changes. The effect on the Company's previously issued financial statements for the year ended December 31, 2010 is summarized below:

Balance sheet as of December 31, 2010

	Previously reported	Net Change	Restated

Current Assets:
Cash and cash equivalents	$68,868		$68,868
Prepaid expenses and other receivables	1,460		1,460
Total current assets	70,328		70,328

Total Assets	$70,328		$70,328

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and other current liabilities	$57,640		$57,640
Deferred revenues	5,800		5,800
Total current liabilities	63,440		63,440

Long-term deferred revenues	20,292		20,292

Total liabilities	83,732		83,732

Stockholders' Equity:
Common stock, par value $0.0001 per share, 500,000,000 shares authorized; 50,400,000 and 50,000,000 shares issued and
outstanding at December 31, 2011 and 2010	504		504
Stock subscription receivable	(300)		(300)
Additional paid-in capital (net of offering costs)	116,782	17,100	133,882
Accumulated deficit	(84,901)	(17,100)	(102,001)
Total stockholders' equity	32,085		32,085

Total Liabilities and Stockholders' Equity	$115,817		$115,817

Statement of Operations for the Period from Inception to December 31, 2010

	Previously reported	Net Change	Restated

Revenues	$-		$-

Expenses:
Research and development	-	17,100	17,100
Selling, general and administrative	14,302		14,302

Total operating expenses	14,302	17,100	31,402

(Loss) from Operations	(14,302)	17,100	(31,402)

Net (loss)	$(14,302)	17,100	$(31,402)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)		$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	29,363,636		29,363,636

Statement of Cash Flows for the Period from Inception to December 31, 2010

	Previously reported	Net Change	Restated

Operating Activities:
Net (loss)	$(14,302)	$(17,100)	$(31,402)
Adjustments to reconcile net (loss) to net cash provided by
(used in) operating activities:
Changes in Assets and Liabilities:
Prepaid expenses and other receivables	(1,460)		(1,460)
Accounts payable and other current liabilities	7,644		7,644
Contribution of sevices from Shareholder		17,000	17,000
Net Cash Provided by (Used in) Operating activities	(8,118)		(8,118)

Financing Activities:
Proceed from sale of common stock (net of issuance expenses)	76,986		76,986
Net Cash Provided by Financing Activities	76,986		76,986
Net Increase in Cash	68,868		68,868
Cash and Cash Equivalents - Beginning of period	-		-
Cash and Cash Equivalents - End of period	$68,868		$68,868

Non cash transactions:
Issuance of common stock subscribed	$300		$300

(8)    Subsequent Events

On March 1, 2012, the Company filed a Certificate of Amendment to its Certificate of Incorporation effecting a forward stock split of the Company’s issued and outstanding shares of Common Stock at a ratio of ten-to-one (the “Forward Split”). The Certificate of Amendment provides that each ten (10) outstanding shares of the Company's Common Stock, par value $0.0001 per share, will be split and converted, automatically, without further action, into ten (10) shares of Common Stock. The Forward Split has been reflected in the Company's financial statements for year ended December 31, 2011.

On March 13, 2012 the Company issued 30,000 restricted shares of common stock and on March 18, 2012 the Company issued 25,000 shares of common stock in consideration for services provided to the Company.

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

Our Chief Executive Officer and Principal Financial Officer, are responsible for evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual report. As discussed elsewhere in this 10-K, we have restated our financial statements as of December 31, 2010.

In connection with this restatement and as a result of the determination to correct the Company’s financial statements for the year ended December 31, 2010 and in connection with management’s ongoing assessment of internal controls over financial reporting, the Company’s Chief Executive Officer and Chief Financial Officer undertook a special evaluation of the effectiveness of the Company’s internal control over financial reporting. As a result of their assessment, the Company’s Chief Executive Officer and Chief Financial Officer identified a material weakness in the Company’s internal control over financial reporting, in connection with accounting for contribution of research and development services from a shareholder. The Company’s management intends to take all necessary steps to address this material weakness. Management approved a resolution to enhance verification of accounting treatment for contribution of research and development services from a shareholder in the future, by retaining expert consultants to review its accounting treatments, and to carefully validate that such treatments are in full alignment with U.S. GAAP. The Company believes that these remediation actions will improve the Company’s internal controls over financial reporting and are sufficient to remediate the material weakness described above.

While the aforementioned reflects a material weakness in our controls over financial reporting during the year ended December 31, 2010, we  note that during such period we were a new reporting company, and were in the process of implementing  disclosure controls and procedures.  Besides for the error with regard to accounting for contribution of services, no other errors were found.  During the year ended December 31, 2011, we improved our internal controls and procedures, and therefore we believe that  the weakness described above is not reflective  of our current disclosure controls and procedures. We also believe that the discovery of such error and the restatement of the Company’s financial statements for the year ended December 31, 2010, is a direct result of the controls and procedures adopted during 2011.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the design and effectiveness of our internal control over financial reporting as of the fiscal year covered by this Report based on the framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control—Integrated Framework.

Based upon and as of the date of that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports our Company files and submits under the Securities Exchange Act is recorded, processed, summarized and reported as and when required.

During our aforementioned assessment, we discovered a significant deficiency in our IT process, which was due to the fact that we were unable to assert that our bookkeeping system data was properly backed-up by a third party database hosting provider. While we are quite certain that proper backup procedures are maintained by this provider, we were unable to obtain any evidence for this, as this provider was not willing to disclose its back-up policy. As a result, since the beginning of 2012, we transferred our bookkeeping to a new third party database hosting provider, which maintains a proper, transparent and ascertainable backup policy.

(c) Change in Internal Control over Financial Reporting

During the year ended December 31, 2011, the board of directors of the Company considered the effect of the restatement of our previously issued annual report on Form 10-K for the Fiscal Year Ended December 31, 2010, on the effectiveness of the Company's disclosure controls and procedures. Appropriate changes have been and will continue to be made to prevent the occurrence of such errors in the future. The Company implemented additional procedures and policies in order to improve the effectiveness, accuracy and reliability of the accounting data to allow for the preparation of the Company’s financial statements in accordance with Generally Accepted Accounting Principles. In addition, management will work with external advisors to ensure that the Company chooses the appropriate accounting policies and their appropriate implementation
ITEM 9B.             OTHER INFORMATION

None.

PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Directors hold office until the next annual general meeting of the stockholders or until their successors are elected and qualified. Our officers are appointed by our Board of Directors and hold office until the earlier of their death, retirement, resignation, or removal.

Our officers and Directors and their ages and positions are as follows:

Name	Age	Position

Mr. Tamir Levinas	39	Chief Executive Officer and Director
Mr. Boaz Lowenstein	37	Chief Technical Officer and Director
Mr. Doron Uziel	41	Chief Financial Officer and Secretary

Mr. Tamir Levinas

Mr. Levinas has been our Chief Executive Officer and a Director since we were incorporated on May 26, 2010. Mr. Levinas devotes approximately 20-25 hours per week to our affairs. From 1998 until 2004, Mr. Levinas held several positions at Internet Gold (Nasdaq: IGLD), including from 2002 until 2004 as head of technical development of Internet Gold, where he was responsible for managing all aspects of the technical department activities, project management and engineering, as well as being responsible for technical vendor relations and procurement. In 2004, Mr. Levinas co-founded Oasis Communication Technologies, a leading network integrator in the service provider market, and serves as the company’s director of business development. In addition, from 2004 to present, Mr. Levinas has also been the head of research and development and a member of the Board of Directors of Smart Energy Solutions, Inc. (OTCBB: SMGY). Mr. Levinas is not an officer or Director of any reporting company other than Smart Energy Solutions, Inc.

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

From 1998 to 2001, Mr. Lowenstein studied computer science at the Open University of Israel.

Mr. Lowenstein is not an officer or Director of any other reporting company. Mr. Lowenstein devotes approximately 20-25 hours per week to our affairs.

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

Mr. Uziel is not an officer or Director of any reporting company. Mr. Uziel devotes approximately 20-25 hours per week to our affairs.

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

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers; however, we are considering whether to implement such a code in 2012.

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

ITEM 11.             EXECUTIVE COMPENSATION

The particulars of compensation paid to the following persons during the year ended December 31, 2011, are set out in the summary compensation table below:

•	our Chief Executive Officer (Principal Executive Officer);
•	our Chief Financial Officer (Principal Financial Officer);
•
each of our three most highly compensated executive officers, other than the Principal Executive Officer and the Principal Financial Officer, who were serving as executive officers at the end of the fiscal year ended December 31, 2011; and

•
up to two additional individuals for whom disclosure would have been provided under the item above but for the fact that the individual was not serving as our executive officer at the end of the fiscal year ended December 31, 2011;

(Collectively, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE
Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Tamir Levinas(1)	2011 2010	11,0000 0	0 0	0 0	0 0	0 0	0 0	0 0	11,000 0
Doron Uziel(2)	2011 2010	11,000 0	0 0	0 0	0(4) 0	0 0	0 0	0 0	11,000 0
Boaz Lowenstein(3)	2011 2010	11,000 0	0 0	0 0	0(5) 0	0 0	0 0	0 0	11,000 0

Notes:

(1)	Mr. Levinas has been our Chief Executive Officer (Principal Executive Officer) and a Director since May 26, 2010.
(2)	Mr. Uziel has been our Chief Financial Officer (Principal Financial Officer) since May 26, 2010.
(3)	Mr. Lowenstein has been our Chief Technical Officer and a Director since May 26, 2010.

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

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

Effective as of February 1, 2011, we entered into consulting agreements with our three officers.  Each of these consulting agreements was for an initial term of 12 months and automatically renews each year for an additional 12-month period; however, either party may terminate the consulting agreement by providing one month’s notice.  In consideration of each officer’s consulting services, pursuant to the consulting agreements, the Company shall pay each officer an amount of One Thousand U.S. Dollars (US$1,000) per month.  Each officer will also be entitled to stock based compensation in accordance with a stock option plan to be adopted by the Company in the future.

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Holdings

The following table sets forth, as of March 26, 2012, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5 percent of our common stock, as well as by each of our current Directors and executive officers as a group.  Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated.  Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

The percentages below are calculated based on 50,455,000 shares of our common stock issued and outstanding as of March 26, 2012. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner (²)	Position	Amount and Nature of Beneficial Ownership	Percentage of Class(¹)

Common Stock	Tamir Levinas	CEO and Director	3,750,000	7.43%
Common Stock	Boaz Lowenstein	CTO and Director	4,000,000	7.93%
Common Stock	Doron Uziel	CFO	7,500,000	14.86%
Common Stock	Sagi Levinas	Principal Stockholder	3,750,000	7.43%
Common Stock	Yoav Lowenstein	Principal Stockholder	3,500,000	6.94%
Common Stock	Erez Zino	Principal Stockholder	5,625,000	11.15%
All Directors and officers as a Group (3 people)			15,250,000	30.22%

(¹)	Based on 50,455,000 shares of our common stock outstanding.
(²)	The address for Mr. Uziel is 12 Max Shaine Street, Rehovot, Israel.
Theaddress for Mr. Levinas is 60 Mazeh Street, Apartment 12, Tel Aviv, Israel.
Theaddress for Mr. Lowenstein is 1 Hashizaf Street, Kadima, Israel.

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

We currently do not have any agreement with any of our directors or other related parties, except for service agreements as follows:

Effective as of February 1, 2011, we entered into consulting agreements with our three officers.  Each of these consulting agreements was for an initial term of 12 months and automatically renews each year for an additional 12-month period; however, either party may terminate the consulting agreement by providing one month’s notice.  In consideration of each officer’s consulting services, pursuant to the consulting agreements, the Company shall pay each officer an amount of One Thousand U.S. Dollars (US$1,000) per month.  Each officer will also be entitled to stock based compensation in accordance with a stock option plan to be adopted by the Company in the future.

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

ITEM 14.              PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed since incorporation for professional services rendered by the principal accountant for the audit of our financial statements and review of financial statements included in our quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	December 31, 2011(1)	December 31, 2010(2)
Audit Fees	$18,000	$11,000
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Notes:
(1)	For the year ended December 31, 2011, the principal accountants of the Company were Yarel & Partners, CPAs.

(2)	For the year ended December 31, 2010, the principal accountants of the Company were Weinberg & Baer LLC.

Since incorporation and as of the fiscal year ended December 31, 2011, there were no fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item 9(e)(1) of Schedule 14A, for professional services rendered by the principal account for tax compliance, tax advice, and tax planning, for products and services provided by the principal accountant, other than the services reported in Item 9(e)(1) through 9(d)(3) of Schedule 14A.

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

(3) Exhibits.  See Item 15(b) below.

(b)	Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporated by reference from our Registration Statement on Form S-1 filed on August 4, 2010).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form S-1 filed on August 4, 2010).

10.1	Consulting Agreement with CEO dated February 28, 2011 (incorporated by reference from our Annual Report on Form 10-K filed on March 22, 2011.

10.2	Consulting Agreement with CFO dated February 28, 2011 (incorporated by reference from our Annual Report on Form 10-K filed on March 22, 2011.

10.3	Consulting Agreement with CTO dated February 28, 2011 (incorporated by reference from our Annual Report on Form 10-K filed on March 22, 2011.

31.1*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Tamir Levinas

31.2*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Doron Uziel

32*	Section 906 Certification of the Sarbanes-Oxley Act of 2002 of Tamir Levinas and Doron Uziel

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

Dated: March 30, 2012

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

Dated: March 30, 2012

By:	/s/ Boaz Lowenstein
Name: Boaz Lowenstein
Title: Director and Chief Technical Officer

Dated: March 30, 2012