Form 10-Q
period 2012-03-31
PROGAMING PLATFORMS CORP
filed 2012-05-15
CIK 1498067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 14, 2012, there were 50,455,000 shares of the Registrant's common stock issued and outstanding.

TABLE OF CONTENTS

Pg.
PART I—FINANCIAL INFORMATION

Item 1. Financial Statements - Unaudited	2
• Balance Sheets	2
• Statements of Operations	3
• Statements of Cash Flows	4
• Notes to Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3. Quantitative and Qualitative Disclosures About Market Risk	11
Item 4. Controls and Procedures	12

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	13
Item 1A. Risk Factors	13
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 6. Exhibits	13
Signatures	14

PROGAMING PLATFORMS CORP.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$74,379	$110,847
Restricted cash	3,947	3,940
Prepaid expenses	17,490	229
Total current assets	95,816	115,016

Property and Equipment, net	724	801

Total assets	$96,540	$115,817

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$34,482	$24,640
Related parties payable	35,303	33,000
Deferred revenues	5,800	5,800
Total current liabilities	75,585	63,440

Long-term deferred revenues	18,846	20,292

Commitments and Contingencies

Stockholders' equity
Common stock, par value $.0001 per share, 500,000,000 shares
authorized; 50,455,000 and 50,400,000 shares issued and outstanding at March 31, 2012 and December 31 2011	510	504
Stock subscription receivable	(300)	(300)
Additional paid in capital	152,126	133,882
(Deficit) accumulated during the development stage	(150,227)	(102,001)

Total stockholders' equity	2,109	32,085

Total liabilities and stockholders' equity	$96,540	$115,817

The accompanying notes are an integral part of these financial statements.

PROGAMING PLATFORMS CORP.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three	For the three	From May 26, 2010
	months ended	months ended	date of inception to
	March 31, 2012	March 31, 2011	March 31, 2012

Revenues, net	$1,446	$-	$94,354

Expenses:
Research and development	(20,340)	(3,000)	(87,466)
Marketing and general and administrative	(30,832)	(17,681)	(149,819)
Total operating expenses	(51,172)	(20,681)	(237,285)

(Loss) from operations	(49,726)	(20,681)	(142,931)

Financial income	1,500	242	(7,296)

Net (loss)	$(48,226)	$(20,439)	$(150,227)

(Loss) per common share - basic and diluted	$(0.00)	(0.00)

Weighted average number of common shares outstanding	50,400,000	50,000,000

The accompanying notes are an integral part of these financial statements.

PROGAMING PLATFORMS CORP.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three	For the three	From May 26, 2010,
	months ended	months ended	date of inception
	March 31, 2012	March 31, 2011	through March 31, 2012

Operating Activities:
Net (loss)	$(48,226)	$(20,439)	$(150,227)
Adjustments to reconcile net (loss) to net cash (used in)
operating activities:
Changes in net assets and liabilities-
Increase in prepaid expenses	(17,261)	(165)	(17,490)
Increase in accounts payable and other current liabilities	9,842	11,344	34,482
Related parties payable	2,303	-	35,303
(Decrease) increase in deferred revenue	(1,446)	-	24,646
Contribution of services from shareholder	-	-	17,100
Stock based compensation	18,250	-	18,250
Depreciation	77	-	223
Net cash (used in) operating activities	(36,461)	(9,260)	(37,713)

Investing activities:
Increase in restricted cash	(7)	-	(3,947)
Purchases of Property and Equipment	-	-	(947)
Net cash (used in) investing activities	(7)	-	(4,894)

Financing activities:
Proceeds from issuance of shares (net of issuance expenses)	-	-	116,986
Net cash provided by financing activities	-	-	116,986
(Decrease) increase in cash and cash equivalents	(36,468)	(9,260)	74,379
Cash and cash equivalents at beginning of period	110,847	68,868	-
Cash and cash equivalents at end of period	$74,379	$59,608	$74,379

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

PROGAMING PLATFORMS CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

(1) General

ProGaming Platforms Corp. (“ProGaming Platforms” or the “Company”) is a Delaware corporation in the development stage and has limited operations. The Company was incorporated under the laws of the State of Delaware on May 26, 2010. The business plan of the Company is to engage in the development of an online gaming platform and to enter into licensing agreements with game servers in the United States in order to allow them to offer games of skill on the Company's platform as part of their member services.

The accompanying unaudited financial statements of the Company are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2011 and the notes thereto included in the Company’s Report on Form 10-K filed with the SEC on March 30, 2012.

(2) Summary of Significant Accounting Policies

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Restricted cash

Restricted cash means cash and cash items which are restricted as to withdrawal or usage. Restricted cash includes legally restricted deposits held as compensating balances against credit cards.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended March 31, 2012.

PROGAMING PLATFORMS CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. As of March 31, 2012, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2012, and expenses for the three month period ended March 31, 2012, and cumulative from inception. Actual results could differ from those estimates made by management.

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

PROGAMING PLATFORMS CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) that requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  The ASU requires disclosure of both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement.  The ASU will be applied retrospectively and is effective for periods beginning on or after January 1, 2013.  The Company is currently evaluating the impact, if any, of the adoption of this ASU on its financial statements and related disclosures.

In May 2011, the FASB issued an ASU that further addresses fair value measurement accounting and related disclosure requirements.  The ASU clarifies the FASB’s intent regarding the application of existing fair value measurement and disclosure requirements, changes the fair value measurement requirements for certain financial instruments, and sets forth additional disclosure requirements for other fair value measurements.  The ASU is to be applied prospectively and is effective for periods beginning after December 15, 2011.  The Company adopted the ASU effective January 1, 2012.  The adoption of the requirements of the ASU, which expanded disclosures, had no effect on the Company’s results of operations or financial position.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries. None of the updates are expected to a have a material impact on the Company's financial position, results of operations or cash flows.

(3) Development Stage Activities and Going Concern

The Company is currently in the development stage, and has limited operations. The business plan of the Company is to engage in the development of an online gaming platform. Our short-term strategy is to market this platform as a means of enhancing traffic at websites. Our long term strategy is to enter into licensing agreements with game servers in the U.S and worldwide to allow them to offer games of skill on our platform as part of their services.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of March 31, 2012, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

PROGAMING PLATFORMS CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

(4) Common Stock

On March 18, 2012, the Company issued 25,000 restricted shares of common stock in consideration for financial advisory services provided to the Company.

On March 13, 2012, the Company issued 30,000 restricted shares of common stock in consideration for investor relations (IR) services provided to the Company.

Share based payment transactions were accounted for in accordance with the requirements of ASC 505-50 Equity Based Payments to Non Employees. Paragraph 505-50-30-6 establishes that share-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The Company measured share-based payment transactions at the fair value of the shares issued at date of grant, the Company believes that the value of the shares is more reliably measurable.

On March 1, 2012, the Company filed a Certificate of Amendment to its Certificate of Incorporation effecting a forward stock split of the Company’s issued and outstanding shares of Common Stock at a ratio of ten-to-one (the “Forward Split”).  The Certificate of Amendment provides that each ten (10) outstanding shares of the Company's Common Stock, par value $0.0001 per share, will be split and converted, automatically, without further action, into ten (10) shares of Common Stock.  The Forward Split has been reflected in the Company's financial statements for year ended December 31, 2011 and for the quarter ended March 31, 2012.

(5) Subsequent Events

On April 2, 2012, the Company filed with the U.S. Patent Office a provisional application for a patent for the game event record technology underlying our proprietary multiplayer online gaming and reward-processing platform.

On May 3, 2012, Mr. Tamir Levinas, the Company's Chief Executive Officer, resigned from his position as CEO due to a contractual commitment made in connection with the sale of another company with which Mr. Levinas is involved.  Mr. Levinas's resignation was not the result of any disagreement with the Company relating to the Company’s operations, policies, or practices.  Mr. Levinas will continue to serve as a member of the Company's Board of Directors.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements that the Company may make from time to time, including all statements contained in this report that are not statements of historical fact, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and the safe harbour provisions set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by words such as “plans,” “expects,” “believes,” “anticipates,” “estimates,” “projects,” “will,” “should,” and other words of similar meaning used in conjunction with, among other things, discussions of future operations, financial performance, product development and new product launches, market position and expenditures. The Company assumes no obligation to update any forward-looking statements.Additional information concerning factors which could cause differences between forward-looking statements and future actual results is discussed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 30, 2012.

EXECUTIVE OVERVIEW

We are a development stage company with limited operations and no significant revenues from our business operations. There is substantial doubt that we can continue as a going business for the next twelve months. We do not anticipate that we will generate significant revenues until we enter into licensing agreements with additional online gaming servers, or web advertisers, to permit them to offer games of skill on our platform as part of their member services, or as part of their advertising campaign. Accordingly, we must raise cash from sources other than our operations in order to implement our marketing plan.

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

We believe that we have sufficient cash on hand to allow us to market our online gaming platform to potential clients and remain in business through the third quarter of 2012. If after that we are unable to generate significant revenues for any reason, or if we are unable to make a reasonable profit, we may have to suspend or cease operations. At the present time, we have not made any arrangements to raise additional cash.  Other than as described in this paragraph, we have no financing plans at this time.

Our original plan of operations was to license our online gaming platform to third party licensees to permit them to offer games of skill on our platform as part of their member services. However, following a review of current market conditions, and in light of our low working capital, we have decided to focus our short term efforts on marketing our platform as a leverage for web marketing campaigns designed to increase traffic in websites.

In order to carry out this plan and remain in business during the next twelve month period, we require total cash resources of at least $180,000. We currently do not have such liquidity. We plan to raise additional funds through a private offering of our common stock. If we are unable to raise such funds we will have to revise our plan of operations.

Recent Developments

On April 2, 2012, we filed with the U.S. Patent Office a provisional application for a patent for the game event record technology underlying our proprietary multiplayer online gaming and reward-processing platform.

On May 3, 2012, Mr. Tamir Levinas, the Company's Chief Executive Officer, resigned from his position as CEO due to a contractual commitment made in connection with the sale of another company with which Mr. Levinas is involved.  Mr. Levinas's resignation was not the result of any disagreement with the Company relating to the Company’s operations, policies, or practices.  Mr. Levinas will continue to serve as a member of the Company's Board of Directors.

Marketing/Advertising Strategy

In addition to advertising our online gaming platform on our website and selected portals and social networks, we currently plan to market our technology and services by approaching internet advertizing companies as well other website administrators, and offer our platform as a mechanism designed to increase traffic in websites. As a proof of concept we are in the final stages of developing a Flash Puzzle game that leverages our core technology, and which we intend to market through our Facebook page.

Results of Operations

During the three month period ended March 31, 2012, we incurred a net loss of $48,226 compared to a net loss of $20,439 during the three month period ended March 31, 2011.  The increase in our net loss is due to an increase in our operational expenses, mainly due to an increase in our R&D activities, as well as our marketing and investor relations efforts.

Revenues

During the three month period ended March 31, 2012, we had revenues on the amount of $1,446 from a single licensing agreement. We had no revenues during the three month period ended March 31, 2011.

Liquidity and Capital Resources

Our balance sheet as of March 31, 2012 and December 31, 2011 reflects assets of $96,540 and $115,817, respectively, and total of cash and cash equivalents of $74,379  and  $110,847, respectively.  Working capital as of March 31, 2012 and December 31, 2011 was $20,231 and $51,576, respectively.

Our cash burn rate since the beginning of 2012 has been just over $10,000 per month. Such burn rate will enable us to remain in business until October 2012. However, taking into account our low working capital, we have very little degree of freedom to continue our operational activities.

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

Research and Development Expenses

The Company incurred costs internally to create its platform product. Such costs have been and will be charged to operations as R&D expenses until technological feasibility has been established. Thereafter, software production costs will be capitalized.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4.  Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our chief financial officer (who is acting as our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of March 31, 2012, the end of the  period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our principal executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.  Risk Factors.

Not Applicable.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds.

On March 18, 2012, the Company issued 25,000 restricted shares of common stock to Shlomo Sharbat in consideration for financial advisory services provided to the Company, and on March 13, 2012, the Company issued 30,000 restricted shares of common stock to QualityStocks LLC in consideration for investor relations and public relations services provided to the Company.  These issuances of shares of common stock were exempt from registration under Section 4(2) of the Securities Act of 1933 and regulations promulgated thereunder.

Item 6.                 Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (Incorporated by reference from our Registration Statement on Form S-1 filed on October 19, 2010).
3.1.1	Certificate of Amendment of Certificate of Incorporation (Incorporated by reference from our Periodic Report on Form 8-K filed on March 1, 2012).
3.2	Bylaws (Incorporated by reference from our Registration Statement on Form S-1 filed on October 19, 2010).
4.1	Specimen ordinary share certificate (Incorporated by reference from our Registration Statement on Form S-1 filed on October 19, 2010).
31.1*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Doron Uziel.
32.1*	Section 906 Certification of the Sarbanes-Oxley Act of 2002 of Doron Uziel.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 14, 2012

PROGAMING PLATFORMS CORP.

/s/ Doron Uziel
Doron Uziel
Principal Executive Officer,
Chief Financial Officer, Treasurer and Secretary
(who also performs as Principal Financial Officer and Principal Accounting Officer)
May 14, 2012