Form 10-Q
period 2012-06-30
PROGAMING PLATFORMS CORP
filed 2012-08-14
CIK 1498067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    to

Commission file number: 333-168527

PROGAMING PLATFORMS CORP.
(Exact Name Of Registrant As Specified In Its Charter)

Delaware	68-0080601
(State of Incorporation)	(I.R.S. Employer Identification No.)

60 Mazeh Street, Apartment 12, Tel Aviv, Israel	65789
(Address of Principal Executive Offices)	(ZIP Code)

Registrant's Telephone Number, Including Area Code: +(972) 54-222-9702

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act) or a smaller reporting company .

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☒

On August 14, 2012, the Registrant had 50,455,000 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS - UNAUDITED Back to Table of Contents

PROGAMING PLATFORMS CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$15,488	$110,847
Restricted cash	3,837	3,940
Other current assets	12,927	229
Total current assets	32,252	115,016

Property and Equipment, net	646	801
Total assets	$32,898	$115,817

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$19,919	$24,640
Related parties payable	39,303	33,000
Deferred revenues	5,800	5,800
Total current liabilities	65,021	63,440

Long-term deferred revenues	17,400	20,292

Commitments and Contingencies	-	-

Stockholders' equity
Common stock, par value $.0001 per share, 500,000,000 shares
authorized; 51,100,000 and 50,400,000 shares issued and outstanding	511	504
Stock subscription receivable	(300)	(300)
Additional paid-in capital	155,125	133,882
(Deficit) accumulated during the development stage	(204,859)	(102,001)
Total stockholders' equity	(49,523)	32,085
Total liabilities and stockholders' equity	$32,898	$115,817

The accompanying notes are an integral part of these financial statements.

PROGAMING PLATFORMS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three	For the three	For the six	For the six	Period from May 26, 2010
	months ended	months ended	months ended	months ended	date of inception
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	to June 30, 2012

Revenues	$1,446	$-	$2,892	$-	$95,800

Expenses:
Research and development	-	(5,780)	(29,007)	(8,780)	(109,988)
General and administrative	(45,493)	(22,849)	(76,325)	(40,530)	(181,457)
Total operating expenses	(45,493)	(28,629)	(105,332)	(49,310)	(291,445)

(Loss) from operations	(44,047)	(28,629)	(102,440)	(49,310)	(195,645)

Financial income (expense)	(1,918)	534	(418)	776	(9,214)

Net (loss)	$(45,965)	$(28,095)	$(102,858)	$(48,534)	$(204,859)

(Loss) per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	50,464,231	50,237,360	50,437,335	50,119,340

The accompanying notes are an integral part of these financial statements.

PROGAMING PLATFORMS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six	For the six	From May 26, 2010,
	months ended	months ended	date of inception
	June 30, 2012	June 30, 2011	through June 30, 2012

Operating Activities:
Net (loss)	$(102,858)	$(48,534)	$(204,859)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:

Changes in net assets and liabilities -
Decrease (increase) in prepaid expenses	(12,698)	(2,936)	(12,927)
Increase (decrease) in accounts payable and other current liabilities	(4,722)	16,455	19,918
Related parties payable	6,303	-	39,303
(Decrease) increase in deferred revenue	(2,892)	-	23,200
Contribution of services from shareholder	-	-	17,100
Stock based compensation	21,250	-	21,250
Depreciation	155	-	301
Net cash (used) in operating activities	(95,462)	(35,015)	(96,714)

Investing activities:
Decrease (Increase) in restricted cash	103	-	(3,837)
Purchases of Property and Equipment		-	(947)
Net cash (used in) investing activities	103	-	(4,784)

Financing activities:
Proceeds from issuance of shares (net of issuance expenses)	-	40,000	116,986
Net cash provided by financing activities	-	40,000	116,986

(Decrease) increase in cash and cash equivalents	(95,359)	4,985	15,488

Cash and cash equivalents at beginning of period	110,847	68,868	-

Cash and cash equivalents at end of period	$15,488	$73,853	$15,488

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the six and three months periods ended June 30, 2012.

Property and equipment:

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets. The annual depreciation rates are as follows:

%
Computers and electronic equipment	33

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. As of June 30, 2012, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2012, and expenses for the three and six month periods ended June 30, 2012, and cumulative from inception. Actual results could differ from those estimates made by management.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of June 30, 2012, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(4)  Common Stock

On March 18, 2012, the Company issued 25,000 restricted shares of common stock in consideration for financial advisory services provided to the Company.

On March 13, 2012, the Company issued 30,000 restricted shares of common stock in consideration for investor relations (IR) services provided to the Company.

On May 6, 2012, the Company issued 15,000 restricted shares of common stock in consideration for professional services provided to the Company.

All services, detailed above, are for a service period of one year. The expenses recorded in the three and six months periods ended June 30, 2012 were $4,563 and $8,323, respectively. The remaining $12,927 will be expensed, periodically, until March 2013.

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

On March 1, 2012, the Company filed a Certificate of Amendment to its Certificate of Incorporation effecting a forward stock split of the Company’s issued and outstanding shares of Common Stock at a ratio of ten-to-one (the “Forward Split”).  The Certificate of Amendment provides that each outstanding share of the Company's Common Stock, par value $0.0001 per share, will be split and converted, automatically, without further action, into ten (10) shares of Common Stock of $0.00001 par value per share. The Forward Split has been reflected in the Company's financial statements for year ended December 31, 2011 and for the period ended June 30, 2012.

(5)  Subsequent Events

As defined in FASB ASC 855-10, “Subsequent Events”, subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued. The Company evaluated all events and transactions that occurred subsequent to the balance sheet date and prior to the date on which the financial statements contained in this report were issued, and the Company determined that no such events or transactions necessitated disclosure.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION Back to Table of Contents

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

On July 10, 2011, we executed a license agreement with GT-SAT International S.A.R.L ("GT-SAT"), a corporation organized under the laws of Luxemburg. The GT-SAT license agreement granted the licensee a non-exclusive right to develop websites and offer online games based on our proprietary gaming platform in Europe and an exclusive license in Luxembourg, Belgium, and Holland. In consideration of such license, GT-SAT made an upfront, non refundable, payment of $90,000 to the Company and has agreed to pay royalties on future revenues. On December 26, 2011, GT-SAT terminated this agreement due to the prevailing difficult economic climate in Europe.

On July 1, 2011, we executed a license agreement with Yanir Levin Ltd., an Israeli corporation, which granted the licensee a non-exclusive right to develop websites and offer online games based on our proprietary gaming platform in Asia and an exclusive license in Israel. In consideration of the license granted to the licensee, the licensee made an upfront, non refundable, payment of $29,000 and has agreed to pay us royalties on future revenues.

We believe that we have sufficient cash on hand to allow us to market our online gaming platform to potential clients and remain in business through the third quarter of 2012. If, after that, we are unable to generate significant revenues from operations for any reason, or if we are unable to make a reasonable profit, we may have to consider the advisability of suspending or otherwise limiting operations. At the present time, we have not made any arrangements to raise additional cash through either debt or equity financing.

Our initial plan of operations was to license our online gaming platform to third party licensees to permit these licensees to offer games of skill on our platform as part of their member services. However, following a review of current market conditions, and in light of our relatively limited working capital, our management has determined to focus our short-term efforts on marketing our platform as a leverage for web marketing campaigns designed to increase traffic in websites.

In order to carry out this plan and continue our business plan during the next twelve month period, we believe that we will require total cash resources of approximately $120,000. While we plan to raise additional funds through a private offering of our common stock or some form of debt financing, if we are unable to raise such funds at terms satisfactory to the Company, of which there can be no assurance, we will have to reevaluate our plan of operations.

Recent DevelopmentsOn April 2, 2012, we filed with the U.S. Patent Office a provisional application for a patent for the game event record technology underlying our proprietary multiplayer online gaming and reward-processing platform.

On May 3, 2012, Mr. TamirLevinas, the Company's Chief Executive Officer, resigned from his position as CEO due to a contractual commitment made in connection with the sale of another company with which Mr. Levinas is involved. Mr. Levinas's resignation was not the result of any disagreement with the Company relating to the Company’s operations, policies, or practices. Mr. Levinas will continue to serve as a member of the Company's Board of Directors.

On July 5, 2012, Mr. Erez Zino, a founder and principal shareholder of the Company, was appointed as the Chief Executive Officer. During the past five years, Mr. Zino has been the owner and managing director of Ozicom Communication Ltd., a private company that provides internet marketing support. Mr. Zino is a trained computer programmer and specializes in internet marketing.

Starting April 1, 2012, the company had completed it's initial Research and Development stage and began concentrating all efforts in marketing activities. Additional developments may incur following the success of the marketing activities.

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

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Our revenues for the three months ended June 30, 2012 were $1,446 from a single licensing agreement, compared to no revenues for the three-month period ended June 30, 2011. Our operating expenses for the three months ended June 30, 2012 were $45,493, compared to $28,629 for the three-month period ended June 30, 2011, representing an increase of $16,864 or 59% from the same period in the prior year. The increase in operating expenses is mainly due to the increase in professional services and PR expenses.

Net loss for the three months ended June 30, 2012 was $45,965, compared to $28,095 for the three-month period ended June 30, 2011. The increase in our net loss is due to the increase in operating expenses as noted above.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011.

Our revenues for the six months ended June 30, 2012 were $2,892from a single licensing agreement, compared to no revenues during the six-month period ended June 30, 2011. Our operating expenses for the six months ended June 30, 2012 were $105,332, compared to $49,310 for the six-month period ended June 30, 2011, representing an increase of $56,022 or 114% from the same period in the prior year. The increase in operating expenses is mainly due to the increase in professional services and PR expenses and research and development costs.

Net loss for the six months ended June 30, 2011 was $102,858, compared to $48,534 for the six-month period ended June 30, 2011. The increase in our net loss is due to the increase in operating expenses as noted above.

Liquidity and Capital Resources

We had total current assets of $32,252, consisting of $15,488 in cash, restricted cash of $3,837 and other current assets in the amount of $12,927. Our properties and equipment, net of depreciation were valued $646 as of June 30, 2012. We had total assets of $32,898 as of June 30, 2012.

We had total current liabilities of $65,021 as of June 30, 2012, which represented $19,919 of accounts payable and accrued liabilities, $39,303 in related parties payables and $5,800 in deferred revenues. In addition, we had long-term deferred revenues of $17,400 as of June 30, 2012. We had total liabilities of $82,421 as of June 30, 2012.

We had a negative working capital of $32,769 and an accumulated deficit of $204,859 on June 30, 2012. The Company is operating with limited capital. As a result, the Company is dependent on the procurement of additional financing to continue as a going concern.

We used $95,462 and $35,015 of cash in our operating activities during the six-month period ended June 30, 2012 and 2011, respectively, which was mainly due to a net loss of $102,858 and $48,534 in the six-month period ended June 30, 2012 and 2011, respectively. The increase in our net loss is due to the increase in operating expenses as noted above.

We had no material investing and financing activities during the six-month period ended June 30, 2012. Due to our limited cash position, we believe that we have to raise additional funds to continue our operations for approximately the next three months. We believe we will require approximately $10,000 per month to maintain our operations for the next twelve months. We plan to raise additional capital through the sale of debt and/or equity, which sales may cause dilution to our then existing shareholders, moving forward if needed to support our ongoing operations and expenses. There can be no assurances that we will be able to raise additional capital in the future, and/or that such sales of securities will not be on unfavorable terms.

Although we hope to generate meaningful revenues sufficient to support our operations in the next eight to twelve months, if we are unsuccessful in generating such revenues, we will likely need to take steps to raise equity capital or to borrow additional funds, to continue our operations and meet liabilities. We believe that we will require total cash resources of approximately $120,000 in order to carry out this plan and continue our business plan during the next twelve month period. We have no commitments from officers, Directors or affiliates to provide funding. Our failure to obtain adequate additional financing may require us to delay, curtail or scale back some or all of our operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

None.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

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

As of June 30 , 2012, the end of the  period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our principal executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS   Back to Table of Contents

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. However, from time to time, we may become a party to certain legal proceedings in the ordinary course of business.

ITEM 1A. RISK FACTORS  Back to Table of Contents

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1. Description of Business, subheading "Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS Back to Table of Contents

On May 6 2012, the Company issued 15,000 restricted shares of common stock to Zvika Atlas in consideration for financial advisory services provided to the Company. These issuances of shares of common stock were exempt from registration under Section 4(2) of the Securities Act of 1933 and regulations promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES Back to Table of Contents

None.

ITEM 4. MINE SAFTY DISCLOSURE. Back to Table of Contents

Not applicable.

ITEM 5. OTHER INFORMATION Back to Table of Contents

Not applicable.

ITEM 6. EXHIBITS Back to Table of Contents

(a) The following documents are filed as exhibits to this report on Form 10-Q or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit No.	Description
3.1	Articles of Incorporation (Incorporated by reference from our Registration Statement on Form S-1 filed on October 19, 2010).
3.1.1	Certificate of Amendment of Certificate of Incorporation (Incorporated by reference from our Periodic Report on Form 8-K filed on March 1, 2012).
3.2	Bylaws (Incorporated by reference from our Registration Statement on Form S-1 filed on October 19, 2010).
4.1	Specimen ordinary share certificate (Incorporated by reference from our Registration Statement on Form S-1 filed on October 19, 2010).
31.1	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Asher Zwebner, filed herewith.
31.2	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Erez Zino, filed herewith.
32.1	Section 906 of the Sarbanes-Oxley Act of 2002 of Asher Zwebner, filed herewith
32.2	Section 906 of the Sarbanes-Oxley Act of 2002 of Erez Zino, filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 13, 2012

PROGAMING PLATFORMS CORP.

/s/ Asher Zwebner

Asher Zwebner
Principal Financial Officer
Chief Financial Officer (who also performs as Principal Financial Officer and Principal Accounting Officer)

August 13, 2012