Form 10-Q
period 2012-09-30
PROGAMING PLATFORMS CORP
filed 2012-11-15
CIK 1498067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act) or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☒

On November 12, 2012, the Registrant had 50,968,000 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS - UNAUDITED

PROGAMING PLATFORMS CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$7,251	$110,847
Restricted cash	3,848	3,940
Other current assets	79,165	229
Total current assets	90,264	115,016
Property and equipment, net	568	801
Total assets	$90,832	$115,817

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$24,492	$24,640
Related parties payable	48,303	33,000
Convertible loan	67,810	-
Deferred revenues	5,800	5,800
Total current liabilities	146,405	63,440

Long-term deferred revenues	15,938	20,292

Commitments and Contingencies	-	-

Stockholders' equity
Common stock, par value $.00001 per share, 5,000,000,000 shares
authorized; 50,968,000 and 50,400,000 shares issued and outstanding, repectively	510	504
Stock subscription receivable	(300)	(300)
Additional paid-in capital	235,570	133,882
(Deficit) accumulated during the development stage	(307,290)	(102,001)
Total stockholders' equity	(71,510)	32,085
Total liabilities and stockholders' equity	$90,832	$115,817

The accompanying notes are an integral part of these financial statements.

PROGAMING PLATFORMS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three	For the three	For the nine	For the nine	Period from May 26, 2010
	months ended	months ended	months ended	months ended	date of inception
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012

Revenues	$1,462	$5,490	$4,354	$5,490	$97,262

Expenses
Research and development	-	(20,767)	(29,007)	(29,547)	(109,988)
General and administrative	(102,317)	(25,743)	(178,642)	(66,273)	(283,774)
Total operating expenses	(102,317)	(46,510)	(207,649)	(95,820)	(393,762)

(Loss) from operations	(100,855)	(41,020)	(203,295)	(90,330)	(296,500)

Financial income (expense)	(1,576)	(7,454)	(1,994)	(6,678)	(10,790)

Net (loss)	$(102,431)	$(48,474)	$(205,289)	$(97,008)	$(307,290)

(Loss) per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	50,706,370	50,400,000	50,527,668	50,021,392

The accompanying notes are an integral part of these financial statements.

PROGAMING PLATFORMS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine	For the nine	From May 26, 2010, date of inception
	months ended	months ended	through
	September 30, 2012	September 30, 2011	September 30, 2012

Operating Activities:
Net (loss)	$(205,289)	$(97,008)	$(307,980)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:

Changes in net assets and liabilities:
Decrease (increase) in prepaid expenses	(78,936)	(2,590)	(79,165)
Increase (decrease) in accounts payable and other current liabilities	(149)	49,302	25,181
Increase (decrease) in related parties payable	15,303	-	48,303
(Decrease) increase in deferred revenue	(4,354)	89,710	21,738
Contribution of services from shareholder	-	-	17,100
Stock based compensation	101,694	-	101,694
Depreciation	233	67	379
Net cash (used) in operating activities	(171,498)	39,481	(172,750)

Investing activities:
Decrease (Increase) in restricted cash	92	-	(3,848)
Purchases of Property and Equipment	-	(947)	(947)
Net cash (used in) investing activities	92	(947)	(4,795)

Financing activities:
Issuance of convertible note	67,810	-	67,810
Proceeds from issuance of shares (net of issuance expenses)	-	40,000	116,986
Net cash provided by financing activities	67,810	40,000	184,796

(Decrease) increase in cash and cash equivalents	(103,596)	78,534	7,251

Cash and cash equivalents at beginning of period	110,847	68,868	-

Cash and cash equivalents at end of period	$7,251	$147,402	$7,251

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

PROGAMING PLATFORMS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (Unaudited)

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the three and nine months periods ended September 30, 2012.

Property and equipment:

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets. The annual depreciation rates are as follows:

%
Computers and electronic equipment	33

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. As of September 30, 2012, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2012, and expenses for the three and nine month periods ended September 30, 2012, and cumulative from inception. Actual results could differ from those estimates made by management.

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

In May 2011, the FASB issued an ASU that further addresses fair value measurement accounting and related disclosure requirements.  The ASU clarifies the FASB’s intent regarding the application of existing fair value measurement and disclosure requirements, changes the fair value measurement requirements for certain financial instruments, and sets forth additional disclosure requirements for other fair value measurements.  The ASU is to be applied prospectively and is effective for periods beginning after December 15, 2011.  The Company adopted the ASU effective January 1, 2012.  The adoption of the requirements of the ASU, which expanded disclosures, had no effect on the Company’s results of operations or financial position.There were various other updates recently issued, none of which are expected to a have a material impact on the Company's financial position, results of operations or cash flows.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2012, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

On July 2, September 3 and September 19, 2012, the Company issued a total of 498,000 restricted shares of common stock in consideration for professional services provided to the Company.

All services, detailed above, are for a service period of one year. The expenses recorded in the three and nine months periods ended September 30, 2012 were $14,206 and $22,529, respectively. The remaining $79,165 will be expensed, periodically, until September 2013.

Share based payment transactions were accounted for in accordance with the requirements of ASC 505-50 Equity Based Payments to Non Employees. Paragraph 505-50-30-6 establishes that share-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The Company measured share-based payment transactions at the fair value of the shares, the Company believes that the value of the shares is more reliably measurable.

On March 1, 2012, the Company filed a Certificate of Amendment to its Certificate of Incorporation effecting a forward stock split of the Company’s issued and outstanding shares of Common Stock at a ratio of ten-to-one (the “Forward Split”).  The Certificate of Amendment provides that each outstanding share of the Company's Common Stock, par value $0.0001 per share, will be split and converted, automatically, without further action, into ten (10) shares of Common Stock of $0.00001 par value per share. The Forward Split has been reflected in the Company's financial statements for year ended December 31, 2011 and for the periods thereafter.

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

We believe that we have sufficient cash on hand to allow us to market our online gaming platform to potential clients and remain in business through the third quarter of 2013. If, after that, we are unable to generate significant revenues from operations for any reason, or if we are unable to make a reasonable profit, we may have to consider the advisability of suspending or otherwise limiting operations. At the present time, we have not made any arrangements to raise additional cash through either debt or equity financing.

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

In furtherance of the Company's long term strategy in both the U.S and worldwide, the Company has been negotiating with third parties to allow them to offer games of skill on our platform as part of their services. In August 2012, the Company entered into a licensing agreement with Inhouse Interactive LTD, a company engaged in the business of creating innovative and interactive media, including online games, using a wide range of media and unique technologies, granting Inhouse rights to upload a flash game, utilizing the Company's platform technology in Israel.

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

Results of Operations

Three Months Ended September 30, 2012 Compared to Three Months September 30, 2011

Our revenues for the three months ended September 30, 2012 were $1,462 from a single licensing agreement, compared to $5,490 in revenues for the three-month period ended September 30, 2011. Our operating expenses for the three months ended September 30, 2012 were $102,317 compared to $46,510 for the three-month period ended September 30, 2011. The increase in operating expenses is mainly due to the increase in non-cash compensation paid for services and PR expenses. Our non-cash compensation expense during the three-month period ended September 30, 2012 was $22,000 as compared to no cash-compensation paid during the same period in the prior year.

Net loss for the three months ended September 30, 2012 was $102,431, compared to $48,474 for the three-month period ended September 30, 2011. The increase in our net loss is due to the increase in operating expenses as noted above.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011.

Our revenues for the nine months ended September 30, 2012 were $4,354 from a single licensing agreement compared to $5,490 in revenues during the nine-month period ended September 30, 2011. Our operating expenses consisting mainly of research and development and general and administrative expenses were $207,649 for the nine months ended September 30, 2012, compared to $95,820 for the nine-month period ended September 30, 2011. The increase in operating expenses is mainly due to the increase in non-cash compensation paid for services and PR expenses. Our non-cash compensation expense during the nine-month period ended September 30, 2012 was $102,000 as compared to no cash-compensation paid during the same period in the prior year.

Net loss for the nine months ended September 30, 2012 was $205,289, compared to $97,008 for the nine-month period ended September 30, 2011. The increase in our net loss is due to the increase in operating expenses as noted above.

Liquidity and Capital Resources

We had total current assets of $90,264 consisting of $7,251 in cash, restricted cash of $3,848 and other current assets valued at $79,165. Our properties and equipment, net of depreciation were valued $568 as of September 30, 2012. We had total assets of $90,832 as of September 30, 2012.

We had total current liabilities of $146,405 as of September 30, 2012 consisting of $24,492 in accounts payable and accrued liabilities, $48,303 in related parties payables, a convertible note in the amount of $67,810 and $5,800 in deferred revenues. In addition, we had long-term deferred revenues of $15,938 as of September 30, 2012. We had total liabilities of $162,343 as of September 30, 2012.

We had a negative working capital of $71,510 and an accumulated deficit of $307,290 as of September 30, 2012. The Company is operating with limited capital. As a result, the Company is dependent on the procurement of additional financing to continue as a going concern.

We used $171,498 and $39,481 of cash in our operating activities during the nine-month period ended September 30, 2012 and 2011, respectively. Our negative cash flow during the nine-month period was mainly due to a net loss of $205,289, an increase in prepaid expenses of $78,936 offset by non-cash compensation of $101,694. The increase in our net loss is due to the increase in operating expenses as noted above. During the nine months ended September 30, 2012, the Company raised $67,810 through the issuance of a convertible note.

We had no material investing activities during the nine-month period ended September 30, 2012. Due to our limited cash position, we believe that we have to raise additional funds to continue our operations for approximately the next three months. We believe we will require approximately $10,000 per month to maintain our operations for the next twelve months. We plan to raise additional capital through the sale of debt and/or equity, which sales may cause dilution to our then existing shareholders, moving forward if needed to support our ongoing operations and expenses. There can be no assurances that we will be able to raise additional capital in the future, and/or that such sales of securities will not be on unfavorable terms.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of September 30, 2012, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls. During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three-month period ended September 30, 2012, we issued 498,000 restricted shares of common stock to Ten West Holdings Corp. valued at $79,680 for consulting services provided to the Company. These issuances of shares of common stock were exempt from registration under Section 4(2) of the Securities Act of 1933 and regulations promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

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

PROGAMING PLATFORMS CORP.

/s/ Erez Zino
Erez Zino
Chief Executive Officer

/s/ Asher Zweber
Asher Zwebner
Chief Financial Officer

November 13, 2012