Form 10-K
period 2012-12-31
PROGAMING PLATFORMS CORP
filed 2013-04-01
CIK 1498067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K
________________________________

☒                                             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

Commission file number 333-168527

PROGAMING PLATFORMS CORP.
(Exact Name Of Registrant As Specified In Its Charter)

Delaware	68-0080601
(State of Incorporation)	(I.R.S. Employer Identification No.)

40 Wall Street, 28th Floor, New York, NY	10005
(Address of Principal Executive Offices)	(ZIP Code)

Registrant's Telephone Number, Including Area Code: +(917) 522-8399

Securities Registered Pursuant to Section 12(g) of The Act: Common Stock, $0.0001

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

On March 29, 2013, the aggregate market value of the 24,072,055 common stock held by non-affiliates of the registrant was approximately $722,161 based on the asked price of the Registrants common stock on March 29, 2013. On March 29, 2013, the Registrant had 52,197,055 shares of common stock outstanding.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act) or a smaller reporting company .

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

Cautionary Statement regarding Forward-Looking Statements

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS Back to Table of Contents

Formation and year of organization

We were incorporated on May 26, 2010, in the State of Delaware. Our authorized capital consists of 500,000,000 shares of our common stock (the “Common Shares”) with a par value of $0.0001 per common share. Our principal executive offices are currently located at the following address: 40 Wall Street, 28th Floor, New York, NY 10005.  Our telephone number is + (917) 522-8399.  Our website is http://www.progamingcorp.com

Recent Corporate Developments

On December 31, 2012, the board of directors of the Company accepted the resignation of Asher Zwebner as CFO of the Company. Mr. Zwebner informed the Company that the reason for his resignation was to permit him to pursue new business opportunities. Mr. Zwebner had no disagreements with the Company's operations, policies or practices.

On November 26, 2012, Mr. Erez Zino, a founder and principal shareholder of the Company was appointed to the Company's board of directors. Mr. Zino was appointed as the Chief Executive Officer of the Registrant on July 5, 2012, as reported in the registrant's Form 8-K dated July 11, 2012. On November 26, 2012, the Company accepted the resignation of Mr. Tamir Levinas as a director. Mr. Levinas previously resigned as the Company's CEO on May 3, 2012.

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

Recent Business Developments

On February 18, 2013, the Company entered into a Joint Venture Agreement ("JV Agreement") with Zenetek LLC, a company organized under the laws of the State of Delaware, is a wholly-owned subsidiary of Anything Technologies Media (OTC: EXMT), with offices located in Vietnam. Pursuant to the terms of the JV Agreement, Zenetek shall represent the Registrant in China, Singapore, Taiwan, Vietnam, Hong Kong and Indonesia (the "Territories") during the initial 12 month term to: facilitate the Registrant's ability to enter into JV agreements and/or other transactions with third parties within the Territories to generate revenues for the Registrant "state-of-the-art" multiplayer puzzle game platform, implementing the platform into major social media networks within the Territories; and negotiating JV transactions with gaming companies within the Territories using the Company's Generic patented GER system.

The JV Agreement further provides that in order for Zenetek to retain its representation rights on an exclusive basis, Zenetek must prepare and present an operating business plan satisfactory to the Registrant, which shall include potential JV partners. In consideration for the representation and distribution services being provided by Zenetek in the SE Asian Territories, the parties have agreed that net revenues generated from any JV Transaction shall be distributed thirty-five (35%) percent to the Registrant and sixty-five (65%) percent to Zenetek.

In addition, Zenetek has agreed to assume responsibility for all marketing and related costs and expenses as well as all engineering costs. Furthermore, to the extent that Zenetek shall utilize the services of Registrant's engineering and/or other personnel in fulfilling its obligations under this Agreement, such personnel costs shall be billed by the Registrant and paid for by Zenetek under separate subcontracting agreements.

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

The online advertizing market is the market for online advertizing campaigns designed to increase the traffic volume of websites. We believe that our proprietary platform will enable advertisers to increase the effectiveness of such campaigns by offering material rewards to winners of online gaming tournaments.

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

Edward Hunter, comScore director of gaming solutions, concluded that “Online gaming continues to be one of the top gaining categories over the past year growing at ten times the rate of the total U.S. Internet population and reaching nearly one out of every two Internet users.” He added that “the growth in the category is occurring not only at the top gaming destination sites, but also through viral distribution platforms, including widgets and applications. In fact, some online gaming companies that distributed their games across sites are reaching as many people as the top online gaming sites.” (source: comScore, Inc. July 10, 2009 press release).

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

Pricing Model

We plan to enter into licensing agreements with online game service providers, as well as website owners, for the use of our online gaming platform to offer games of skill as part of their services. Our proposed business model is to charge both one-time license fees for the right to license our software, as well as royalties linked to usage, as measured by the number of games of skill played on our online gaming platform (in the case of online gaming). For example, a player wishing to compete with other players in games of skill on the platform will be required to make a per game payment to the game server based on the player’s level of performance and experience.

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

Research and Development Activities and Costs

During calendar year 2011 and to date, we have engaged in extensive research and development ("R&D") activities designed to improve the performance of our software platform and to extend its capabilities to meet the needs of today's online gaming market. The majority of R&D expenses incurred during this period were for software development designed to improve our original platform and to create a "type 2" product, which will serve the online advertising industry. These efforts were carried out mainly through retaining the services of independent third party programmers. We intend to continue with such R&D efforts throughout 2013 based on the specific requirements of potential clients and strategic partners.

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

Employees

We have no full-time employees. Our officers and Directors provide service to us on an as-needed basis. Currently our research and development efforts are carried out mainly by our CTO and third party outsourced developers. When we commence full operations, we will need to hire support staff as well as software developers.

ITEM 1A. RISK FACTORS Back to Table of Contents

Risks Relating to Our Lack of Operating History

Our business is at an early stage of development and we may not develop an online gaming platform that can be commercialized.

The success of our business is dependent on our ability to develop successfully our online gaming platform, and to secure licensing agreements with existing online game service providers in the United States. Our ability to achieve these goals is unproven, and the lack of operating history makes it difficult to validate our business plan. In addition, the success of our business plan is dependent upon acceptance of our platform by the online gaming community. Should the target market not be as responsive as we anticipate, we will not have in place alternate services or products that we can offer to ensure our continuing as a going concern .

Management believes that it currently has sufficient funds to continue our planned activities at least through the first half of 2013. We also expect to continue to incur operating losses in future periods. These losses will occur because we do not yet have significant revenues to offset the expenses associated with the development and marketing of our online platform. We cannot guarantee that we will ever be successful in generating significant revenues in the future. We recognize that if we are unable to generate significant revenues, we will not be able to earn profits or continue operations.

We have a history of operating losses and we may not achieve future revenues or operating profits.

We have a history of operating losses and we anticipate generating losses until we are able to generate significant revenues. We do not anticipate generating significant revenues before the second half of 2013. Therefore, we may be unable to continue operations in the future as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should we be unable to continue as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

We have a going concern note indicating the possibility that we may not be able to continue to operate.

Our financial statement, as of December 31, 2012 include a going concern note, which  raises  a substantial doubt about the Company’s ability to continue as a going concern. As a result, we may face difficulty in obtaining additional necessary funding.  There can be no assurance that we will ever achieve any revenues or profitability. The revenue and income potential of our proposed business and operations are unproven, and the lack of operating history makes it difficult to evaluate the future prospects of our business.

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

Our business plan may be unsuccessful.

The success of our business plan is dependent on our ability to develop successfully our online gaming platform and to secure licensing agreements with existing online game service providers in the United States. Our ability to develop software for this market is unproven, and the lack of operating history makes it difficult to validate our business plan. In addition, the success of our business plan is dependent upon acceptance of our platform by the online gaming community. Should the target market not be as responsive as we anticipate, we will not have in place alternate services or products that we can offer to ensure our continuing as a going concern .

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

Our officers and directors own approximately 18.44% of the outstanding shares of our common stock. These stockholders will be able to exercise significant influence over all matters requiring stockholder approval. This influence over our affairs might be adverse to the interest of our other stockholders. In addition, this concentration of ownership could delay or prevent a change in control and might have an adverse effect on the market price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS Back to Table of Contents

None.

ITEM 2. PROPERTIES Back to Table of Contents

Our Principal Executive Offices

We do not own any real property. We currently maintain our corporate office at 60 Mazeh Street, Apartment 12, Tel Aviv, 65789, Israel. This space has been provided to us by one of our Directors and we do not pay monthly rent for use of this space. This space is sufficient until we complete the development of our platform.

ITEM 3. LEGAL PROCEEDINGS Back to Table of Contents

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

ITEM 4. MINE SAFETY DISCLOSURES Back to Table of Contents

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTER Back to Table of Contents

Market Information

Our Common Shares are traded on the over-the-counter market and quoted on the OTCQB under the symbol “PPTF.” On March 25, 2012, the closing price for our shares of common stock as reported on the OTCQB was $0.03. The high and the low bid prices for our shares of common stock are based on inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. The table below sets forth the range of high and low bid information for our shares of common shares as quoted on the OTCQB for each of the quarters during the fiscal year ended December 31, 2012, 2011 and 2010. This information has been adjusted to reflect the 10-for-1 forward stock split that was effective March 2, 2012. The company's common equity was not traded in any public trading market during 2010.

	Fiscal 2012		Fiscal 2011		Fiscal 2010
	High	Low	High	Low	High	Low
First Quarter ended March 31	$0.35	$0.13	$--	$--	$--	$--
Second Quarter ended June 30	$0.28	$0.16	$--	$--	$--	$--
Third Quarter ended September 30	$0.17	$0.15	$0.22	$0.14	$--	$--
Fourth Quarter ended December 31	$0.16	$0.10	$0.23	$0.11	$--	$--

Holders of our Common Shares

As of March 29, 2013, there were 51 registered stockholders holding 52,197,055 common shares.

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

During fiscal year 2010, the Company issued a total of 30,000,000 restricted shares as follows:

On June 7, 2010, the Company issued 15,250,000 shares of its common stock to individuals who are Directors and officers of the company for $153 subscriptions receivable.

On June 7, 2010, the Company issued 14,750,000 shares of its common stock to individuals who are founders of the company for $147 subscriptions receivable.

During fiscal year 2011, the Company issued a total of 1,797,055 restricted shares as follows:

In April 2011, the Company sold 150,000 restricted shares to Guy Levinson and 250,000 restricted shares to Shlomo Sharbat, both are non-US private investor, for $40,000.

During fiscal year 2012, the Company issued a total of 1,797,055 restricted shares as follows:

On March 18, 2012, the Company issued 25,000 restricted shares of common stock in consideration for financial advisory services provided to the Company. The shares were valued at $7,950 based on the closing price of the Company's common stock on the date of issuance.

On March 13, 2012, the Company issued 30,000 restricted shares of common stock in consideration for investor relations (IR) services provided to the Company. The shares were valued at $7,500 based on the closing price of the Company's common stock on the date of issuance.

On May 6, 2012, the Company issued 15,000 restricted shares of common stock in consideration for professional services provided to the Company. The shares were valued at $5,250 based on the closing price of the Company's common stock on the date of issuance.

On July 2, September 3 and September 19, 2012, the Company issued a total of 498,000 restricted shares of common stock in consideration for professional services provided to the Company. The shares were valued at $82,170 based on the closing price of the Company's common stock on the date of issuance.

On December 29, 2012, the Company issued 1,229,055 restricted shares of common stock in consideration for share exchange between the company and Gefen Biomed Investments, a publicly traded company. The shares were valued at $190,504 based on the closing price of the Company's common stock on the date of issuance.

The Company believes that the issuances and sale of the restricted shares were exempt from registration pursuant to Section 4(2) of the Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. The recipients in each case represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate restrictive legends are affixed to the stock certificates issued in such transactions. All recipients of restricted shares either received adequate information about the Company or had access, through employment, relation and/or business relationships with the Company to such information.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

During the fourth quarter of the fiscal year ended December 31, 2012, neither we nor any “affiliated purchaser,” as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

ITEM 6. SELECTED FINANCIAL DATA Back to Table of Contents

None.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION Back to Table of Contents

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

In order to carry out this plan and remain in business during the next twelve month period, we require total cash resources of at least $180,000. We currently do not have such liquidity. We plan to raise additional funds through private offering of our common stock or debt instruments. If we are unable to raise such funds we will have to revise our plan of operations.

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

Results of Operations during the year ended December 31, 2012 as compared to the year ended December 31, 2011

During 2012, we generated revenues of $5,816 compared to revenues of $92,908. The significant decrease in revenues was due to the loss of major customers. Our research and development expenses decreased to $29,007 during 2012 compared to $50,026 during the same period in the prior year. Our general and administrative expenses during 2012 were $276,448 as compared to $104,685 during 2011. The significant increase was mainly due to increased non-cash compensation. We incurred a net loss of $349,145 during 2012 compared to a net loss of $70,599 in 2011.

Purchase or Sale of Equipment

Other than the purchase of access servers, work stations and relevant literature, we do not expect to purchase or sell any plant or significant equipment.

Liquidity and Capital Resources

Our balance sheet as of December 31, 2012 reflects assets of $200,149 consisting of cash and cash equivalents of $21,392, restricted cash of $4,034 and $174,234 in investment in trading securities. As of December 31, 2011, we had total assets of $115,817 principally consisting of $110,847 in cash and cash equivalents and restricted cash of $3,940.

As of December 31, 2012, we had total current liabilities of $123,059 consisting of $31,941 in accounts payable, $52,090 due to related parties, $33,228 due to convertible note holders and $5,800 in deferred revenues. As of December 31, 2012, we had $14,476 in long-term deferred revenues. As of December 31, 2011, we had total current liabilities of $83,732 consisting principally of $24,640 in accounts payable, $33,000 due to related parties and $5,800 in deferred revenues. As of December 31, 2012 and 2011, we had $14,476 and $20,292, respectively in long-term deferred revenues.

We had positive working capital of $76,601 as of December 31, 2012 compared to positive working capital of $51,576 at December 31, 2011. Such working capital has been sufficient to sustain our operations to date. Our total liabilities as of December 31, 2012 were $137,535 compared to $83,732 at December 31, 2011.

During 2012, we used $175,755 in our operating activities. This resulted from a net loss of $349,145, increase in accounts payable of $12,164, decrease in deferred revenues of $5,816 offset principally by $16,270 in unrealized trading loss, $28,365 in amortization expenses related to debt discount and $102,870 related to non-cash compensation.

During 2011, operating activities provided $2,926. This was principally due to a net loss of $70,599, increase in other assets offset principally by an increase in accounts payable of $22,796, increase in related party paybles of $20,292 and increase in deferred revenues.

During the year ended December 31, 2012, we did not have any investing activities as compared to inmaterial investing activities during 2011.

During the year ended December 31, 2012, we financed our negative cash flow from operations through the issuance of convertible debt in the amount of $86,300 and cash on hand. During the year 2011, our financing activities provided us with $40,000 through the issuance of restricted shares.

The current economic situation leads us to the conclusion that additional such license agreements are not likely during the upcoming months. We may generate some revenues in 2013; however any such revenues, are not expected to be material. If we disregard the aforementioned license agreements, our cash burn rate during 2012 was approximately $14,800 per month. Our operational expenses during 2013 are expected to decrease compare to 2012, and we therefore expect the cash burn rate to decrease respectively to approximately $10,000 per month. Based on such burn rate, we don't have sufficient liquidity throughout 2013.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding as of  December 31, 2012 and 2011.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2012 and 2011, and expenses for the year ended December 31, 2012 and 2011, and the period from inception to December 31, 2012. Actual results could differ from those estimates made by management.

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

Fair Value Measurements at December 31, 2012
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical Assets	Observable Inputs	Unobservable Inputs	Gains
	Total	(Level 1)	(Level 2)	(Level 3)	(Losses)
Investment in Trading Securities	$174,234	$174,234	$-	$-	$(16,270)
Total assets at fair value	$174,234	$174,234	$-	$-	$(16,270)

Fair Value Measurements at December 31, 2011
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical Assets	Observable Inputs	Unobservable Inputs	Gains
	Total	(Level 1)	(Level 2)	(Level 3)	(Losses)
Investment in Trading Securities	$-	$-	$-	$-	$-
Total assets at fair value	$-	$-	$-	$-	$-

In determining fair value, the Company utilizes valuation techniques in its assessment that maximize the use of observable inputs and minimize the use of unobservable inputs.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK Back to Table of Contents

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA Back to Table of Contents

PROGAMING PLATFORM CORP.
INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM Back to Table of Contents

To the Board of Directors
Progaming Platforms Corp.
Tel Aviv, Israel

We have audited the accompanying balance sheet of Progaming Platforms Corp. as of December 31, 2012 and the related statements of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Progaming Platforms Corp. as of December 31, 2011, were audited by other auditors whose report dated March 29, 2012 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Progaming Platforms Corp. as of December 31, 2012 and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
March 29, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM Back to Table of Contents

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

Yarel + Partners

Tel-Aviv, Israel
March 29, 2012

PROGAMING PLATFORMS CORP.
(A Development Stage Company)
BALANCE SHEETS
AS OF DECEMBER 31, 2012 AND 2011

	December 31, 2012	December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$21,392	$110,847
Restricted cash	4,034	3,940
Investments in trading securities	174,234	-
Prepaid expenses and other receivables	-	229
Total current assets	199,660	115,016
Property and equipment, net	489	801
Total assets	$200,149	$115,817

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other current liabilities	$31,941	$24,640
Related parties payable	52,090	33,000
Convertible notes payable, net of discount	33,228	-
Deferred revenues	5,800	5,800
Total current liabilities	123,059	63,440

Long-term deferred revenues	14,476	20,292

Total liabilities	137,535	83,732

Stockholders' equity
Common stock, par value $0.0001 per share, 5,000,000,000 shares
authorized; 52,197,055 and 50,400,000 shares issued and outstanding at December 31, 2012 and 2011, respectively	522	504
Stock subscription receivable	(300)	(300)
Additional paid-in capital (net of offering costs)	513,538	133,882
Accumulated deficit during the development stage	(451,146)	(102,001)
Total stockholders' equity	62,614	32,085
Total liabilities and stockholders' equity	$200,149	$115,817

The accompanying notes are an integral part of these financial statements.

PROGAMING PLATFORMS CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011 AND FOR THE PERIOD FROM
INCEPTION (MAY 26, 2010) TO DECEMBER 31, 2012

	For the year	For the year	For the period from inception
	ended	ended	(May 26, 2010) to
	December 31, 2012	December 31, 2011	December 31, 2012

Revenues	$5,816	$92,908	$98,724

Expenses
Research and development	29,007	50,026	96,133
General and administrative	276,448	104,685	395,435
Total operating expenses	305,455	154,711	491,568

(Loss) from operations	(299,639)	(61,803)	(392,844)

Interest expense	(4,863)	-	(4,863)
Amortization of debt discount	(28,365)	-	(28,365)
Unrealized loss on trading securities	(16,270)	-	-
Other income/(expense)	(8)	(8,796)	(25,074)

Net (loss)	$(349,145)	$(70,599)	$(451,146)

(Loss) per common share - basic and diluted	$(0.01)	$(0.00)

Weighted average number of common shares outstanding	50,812,874	50,280,137

The accompanying notes are an integral part of these financial statements.

PROGAMING PLATFORMS CORP.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (MAY 26, 2010) THROUGH DECEMBER 31, 2012

			Additional	Common	Accumulated	Total
	Common		Paid-in	Stock	Deficit during the	stockholders'
	Shares	Amount	Capital	Subscriptions	Development Stage	(equity) deficit

Balance as of inception – March 26, 2010	-	$-	$-	$-	$-	$-
Common stock issued for cash	50,000,000	500	76,786	(300)	-	76,986
Contribution of services from shareholder	-	-	17,100	-	-	17,100
Net (loss) for the period (restated)	-	-	-	-	(31,402)	(31,402)
Balance as of December 31, 2010 (restated)	50,000,000	500	$93,886	$(300)	$(31,402)	$62,684
Contribution of services from shareholder	400,000	4	57,096	-	-	57,100
Net (loss) for the period	-	-	-	-	(102,001)	(102,001)
Balance as of December 31, 2011	50,400,000	504	$133,882	$(300)	$(102,001)	$32,085
Common stock issued for investments in trading securities	1,229,055	12	190,491	-	-	190,504
Common stock issued for services	568,000	6	102,864	-	-	102,870
Discount on convertible debt	-	-	86,300	-	-	86,300
Net (loss) for the period	-	-	-	-	(349,145)	(349,145)
Balance as of December 31, 2012	52,197,055	522	$513,538	$(300)	$(451,146)	$62,614

The accompanying notes to financial statements are integral part of these financial statements.

PROGAMING PLATFORMS CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011 AND FOR THE PERIOD
FROM INCEPTION (MAY 26, 2010) TO DECEMBER 31, 2012

			For the period from
	For the year ended	For the year ended	inception (May 26, 2010)
	December 31, 2012	December 31, 2011	to December 31, 2012

Operating Activities:
Net (loss)	$(349,145)	$(70,599)	$(451,146)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:

Unrealized loss in trading securities	16,270	-	16,270
Depreciation expense	312	146	458
Amortization of debt discount	28,365	-	28,365
Shares issued for securities	102,870	-	102,870
Changes in assets and liabilities:
Decrease (increase) in prepaid expenses	229	1,231	(1,460)
Increase (decrease) in accounts payable and other current liabilities	12,164	22,796	30,196
Related parties payable	19,090	33,000	52,090
(Decrease) increase in deferred revenue	(5,816)	20,292	20,276
Other assets	(94)	(3,940)	4,034
Contribution of services from shareholder	-	-	17,100
Net cash provided by (used in) operating activities	(175,755)	2,926	(180,947)

Investing activities:
Purchases of property and equipment	-	(947)	(947)
Net cash (used in) investing activities	-	(947)	(947)

Financing activities:
Issuance of convertible note	86,300	-	86,300
Proceeds from sale of common stock (net of issuance expenses)	-	40,000	116,986
Net cash provided by financing activities	86,300	40,000	203,286

Net increase in cash	(89,455)	41,979	21,392

Cash and cash equivalents - beginning of period	110,847	68,868	-

Cash and cash equivalents - end of period	$21,392	$110,847	$21,392

Non cash transactions:
Common stock issued for investment in trading securities	$190,504	$-	$190,504
Debt discount	$86,300	$-	$86,300

Additional information:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$-	$-	$-

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

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents. As of December 31, 2012 and 2011, we had cash and cash equivalents of $21,392 and $110,847, respectively.

Restricted cash

Cash and cash items which are restricted as to withdrawal or usage. Restricted cash includes legally restricted deposits held as compensating balances against credit cards. As of December 31, 2012 and 2011, we had restricted cash of $4,034 and $3,940, respectively.

Revenue Recognition

The Company recognizes revenue from licensing its software to customers for contractually defined periods of time. The Company recognizes revenue ratably over the term of the contract in accordance with ASC 605 (1) when the price is fixed and determinable, (2) persuasive evidence of an arrangement exists, (3) delivery has occurred or services have been provided, and (4) collectability is assured.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding as of December 31, 2012 and 2011.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2012 and 2011, the carrying value of accounts payable and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. As of December 31, 2012, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2012 and 2011, and expenses for the year ended December 31, 2012,and the periods from inception to December 31, 2012. Actual results could differ from those estimates made by management.

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

The following table presents the Company’s financial assets and liabilities that are carried at fair value, classified according to the three categories described above:

Fair Value Measurements at December 31, 2012
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical Assets	Observable Inputs	Unobservable Inputs	Gains
	Total	(Level 1)	(Level 2)	(Level 3)	(Losses)
Investment in Trading Securities	$174,234	$174,234	$-	$-	$(16,270)
Total assets at fair value	$174,234	$174,234	$-	$-	$(16,270)

Fair Value Measurements at December 31, 2011
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical Assets	Observable Inputs	Unobservable Inputs	Gains
	Total	(Level 1)	(Level 2)	(Level 3)	(Losses)
Investment in Trading Securities	$-	$-	$-	$-	$-
Total assets at fair value	$-	$-	$-	$-	$-

Impact of recently issued accounting standards:

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income” in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2012, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)  Common Stock

On June 7, 2010, the Company issued 15,250,000 shares of its common stock to individuals who are Directors and officers of the company for $153 subscriptions receivable.

On June 7, 2010, the Company issued 14,750,000 shares of its common stock to individuals who are founders of the company for $147 subscriptions receivable.

On December 21, 2010, the Company issued 20,000,000 shares of its common stock to various individuals, for $100,000 in cash. Such funds were raised through public offering, in accordance with the terms and conditions of the Registration Statement.

In April 2011, the Company sold 150,000 restricted shares to Guy Levinson and 250,000 restricted shares to Shlomo Sharbat, both are non-US private investor, for $40,000.

On March 18, 2012, the Company issued 25,000 restricted shares of common stock in consideration for financial advisory services provided to the Company. The shares were valued at $7,950 based on the closing price of the Company's common stock on the date of issuance.

On March 13, 2012, the Company issued 30,000 restricted shares of common stock in consideration for investor relations (IR) services provided to the Company. The shares were valued at $7,500 based on the closing price of the Company's common stock on the date of issuance.

On May 6, 2012, the Company issued 15,000 restricted shares of common stock in consideration for professional services provided to the Company. The shares were valued at $5,250 based on the closing price of the Company's common stock on the date of issuance.

On July 2, September 3 and September 19, 2012, the Company issued a total of 498,000 restricted shares of common stock in consideration for professional services provided to the Company. The shares were valued at $82,170 based on the closing price of the Company's common stock on the date of issuance.

On December 29, 2012, the Company issued 1,229,055 restricted shares of common stock in consideration for share exchange between the company and Gefen Biomed Investments, a publicly traded company. The shares were valued at $190,504 based on the closing price of the Company's common stock on the date of issuance.

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

On March 1, 2012, the Company filed a Certificate of Amendment to its Certificate of Incorporation effecting a forward stock split of the Company’s issued and outstanding shares of Common Stock at a ratio of ten-to-one (the “Forward Split”).  The Certificate of Amendment provides that each outstanding share of the Company's Common Stock, par value $0.0001 per share, will be split and converted, automatically, without further action, into ten (10) shares of Common Stock of $0.00001 par value per share. The Forward Split has been reflected in the Company's financial statements for year ended December 31, 2012 and 2011.

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

As of December 31, 2012 and 2011, the Company recognized a total sum of $5,816 and $92,908, respectively, in revenues out of the total $119,000 license fees paid for both of the aforementioned agreements. The contract in the amount of $90,000 was canceled by the client; therefore we recognized the whole sum as revenues according to the terms of the agreement. The second contract grants the client licenses for a period of 5 years, accordingly, $5,816 were recorded as revenues in 2012; the remaining sum of $20,276 was deferred on the Company's balance sheet, $5,800 as current and $14,476 as long term liabilities, and is expected to be recognized over the remaining period of the agreements.

As of December 31, 2012 and 2011, no royalties have been paid by or recognized in connection with the aforementioned agreements.

One of the aforementioned Licensees is beneficially owned by an individual who holds 25,000 shares of the Company's common stock.

(5)  Income Taxes

The provision (benefit) for income taxes for the year ended December 31, 2012 and 2011, was as follows (assuming a 35% effective tax rate):

	2012	2011
Current tax provision:
Federal-
Taxable income	$-	$-
Total current tax provision	$-	$-

Deferred tax provision
Federal-
Loss carryforwards	$95,284	$24,710
Change in valuation allowance	(95,284)	(24,710)
	$-	$-

The Company had deferred income tax assets as of December 31, 2012 and 2011, as follows:

	2012	2011
Loss carryforwards	$95,284	$24,710
Less- Valuation allowance	(95,284)	(24,710)
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the year ended December 31, 2012 and 2011, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2012 and 2011, the Company had approximately $272,240 and $70,600, respectively, in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2030.

The Company did not identify any material uncertain tax positions that will be filed.  The Company did not recognize any interest or penalties for unrecognized tax benefits during the year ended December 31, 2012 and 2011.

The Company will file income tax returns in the United States. All tax years are closed by expiration of the statute of limitations. The year ended December 31, 2012 and 2011.

(6)  Related Party Transactions

During 2012, the company received a total of $86,300 as convertible notes from six shareholders. The notes bear interest at the rate of 15% per annum and having a maturity date of 12 months. The notes are convertible into common stock par value $0.001 per share. The Company recorded interest expense on the amount of $4,863 during 2012 and $28,365 in amortization of debt discount during 2012.

As described in Note 3, on June 7, 2010, the Company issued 15,250,000 shares of its common stock to Directors and officers for $153 subscriptions receivable.

(7) Investments

Investments in Trading Securities as of December 31, 2012 and 2011 are summarized below:

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2012 Trading Securities	$190,504	$-	$16,270	$174,234

December 31, 2011 Trading Securities	-	-	-	-

The shares owned by the Company of Gefen Biomed Investments, a publicly traded company, represent approximately 4.9% of the issued and outstanding shares of common stock of Gefen as of December 31, 2012.

(8)  Subsequent Events

On February 18, 2013, the Company entered into a Joint Venture Agreement ("JV Agreement") with Zenetek LLC, a company organized under the laws of the State of Delaware, is a wholly-owned subsidiary of Anything Technologies Media (OTC: EXMT), with offices located in Vietnam. Pursuant to the terms of the JV Agreement, Zenetek shall represent the Registrant in China, Singapore, Taiwan, Vietnam, Hong Kong and Indonesia (the "Territories") during the initial 12 month term to: facilitate the Registrant's ability to enter into JV agreements and/or other transactions with third parties within the Territories to generate revenues for the Registrant "state-of-the-art" multiplayer puzzle game platform, implementing the platform into major social media networks within the Territories; and negotiating JV transactions with gaming companies within the Territories using the Company's Generic patented GER system.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Back to Table of Contents

None.

ITEM 9A. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of Disclosure Controls and Procedures

As of December 31, 2012, the Company's chief executive officer/chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the fiscal year 2012.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of those internal controls. As defined by the SEC, internal control over financial reporting is a process designed by our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that our internal control over financial reporting had material weaknesses including lack of sufficient internal accounting personnel in order to ensure complete documentation of complex transactions and adequate financial reporting during the year ended December 31, 2012. Management has identified corrective actions for the weakness and has begun implementation during the first quarter of 2013.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only Management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION Back to Table of Contents

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE Back to Table of Contents

Our Directors hold office until the next annual general meeting of the stockholders or until their successors are elected and qualified. Our officers are appointed by our Board of Directors and hold office until the earlier of their death, retirement, resignation, or removal.

Our officers and Directors and their ages and positions are as follows:

Name	Age	Title
Erez Zino	40	CEO, CFO and Director
Boaz Lowenstein	38	CTO and Secretary

Erez Zino, 40, has been our CEO since May 2012 and became our acting CFO in January 2013. He is a founder and principal shareholder of the Registrant. During the past five years, Mr. Zino has been the owner and managing director of Ozicom Communication Ltd., a private company that provides internet marketing support. Mr. Zino is a trained computer programmer and specializes in internet marketing.

Boaz Lowenstein, 38, has been our Chief Technical Officer and a Director since we were incorporated on May 26, 2010. Since 1999, Mr. Lowenstein has been a Unix manager at Internet Gold (Nasdaq: IGLD), and since 2007 he has been a computing infrastructure and ISP services manager at its affiliate, 012 Smile Communications Ltd. He has over a decade of experience in large scale system management and development. From 1998 to 2001, Mr. Lowenstein studied computer science at the Open University of Israel. Mr. Lowenstein is not an officer or Director of any other reporting company. Mr. Lowenstein devotes approximately 20-25 hours per week to our affairs. The Board has concluded that Mr. Lowenstein should serve as director of the Company because of his technical know-how and his experience in system management and development.

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

Section 16(a) Compliance

Section 16(a) of the Securities and Exchange Act of 1934 requires the Registrant's directors and executive officers, and persons who own beneficially more than ten percent (10%) of the Registrant's Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Registrant pursuant to Section 16(a). Based solely on the reports received by the Registrant and on written representations from reporting persons, the Registrant was informed that its officers and directors and ten percent (10%) shareholders have not filed reports required to be filed under Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION Back to Table of Contents

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer and other executive officers with annual compensation exceeding $100,000 during the fiscal years ending December 31, 2012, 2011 and 2010.

Summary Compensation Table
					Long Term
		Annual Compensation			Compensation Awards

				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

Erez Zino, CEO, CFO and Director (1)	2012	---	---	---	---	---	---

Boaz Lowenstein, CTO and Director (2)	2012	12,000	---	---	---	---
	2011	11,000	---	---	---	---	---
	2010	---	---	---	---	---	---

(1) Mr. Zino became our CEO in July 2012 and acting CFO in January 2013.
(2) Mr. Lowenstein has been our Chief Technical Officer and a Director since May 26, 2010.

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

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

Effective as of February 1, 2011, we entered into employment agreements with our three officers. Each of these employment agreements was for an initial term of 12 months and automatically renews each year for an additional 12-month period; however, either party may terminate the consulting agreement by providing one month’s notice. In consideration of each officer’s consulting services, pursuant to the consulting agreements, the Company shall pay each officer an amount of One Thousand U.S. Dollars (US$1,000) per month. Each officer will also be entitled to stock based compensation in accordance with a stock option plan to be adopted by the Company in the future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS Back to Table of Contents

The following table sets forth information regarding the beneficial ownership of our common stock as of March 29, 2013. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock Owned (1)
Erez Zino, CEO, CFO and Chairman
60 Mazeh Street, Apartment 12, Tel Aviv 65789	5,625,000	10.78%

Boaz Lowenstein, CTO and director	4,000,000	7.67%
60 Mazeh Street, Apartment 12, Tel Aviv 65789

Tamir Levinas, former CEO and director	3,750,000	7.18%
60 Mazeh Street, Apartment 12, Tel Aviv 65789

Doran Uziel, former CFO	7,500,000	14.37%
12 Max Shaine Street, Rehovot, Israel

Sagi Levinas, shareholder	3,750,000	7.18%
60 Mazeh Street, Apt. 12, Tel Aviv, Israel

Yoav Lowenstein, shareholder	3,500,000	6.70%
1 Hashizaf Street, Kadinma, Israel
Directors and Officers (2 people)	9,625,000	18.44%

(1) Applicable percentage ownership is based on 52,197,055 shares of common stock outstanding as of March 29, 2013. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 29, 2013 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE Back to Table of Contents

During the last two fiscal years the Company had the following related party transactions:

During 2012, the Company issued six convertible notes for a total of $86,300 to six shareholders who are considered related parties. The notes bear interest at the rate of 15% per annum and having a maturity date of 12 months. The notes are convertible into common stock par value $0.001 per share. The Company recorded interest expense on the amount of $4,863 during 2012.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES Back to Table of Contents

Independent Public Accountants
The Registrant's Board of Directors has appointed M&K CPAS, PLLC (“MK")  as independent public accountant for the fiscal year ended December 31, 2012. The Company's financial statements for the year ended December 31, 2011 were audited by Yarel & Partners, CPAs ("Yarel").

Principal Accounting Fees
The following table presents the fees for professional audit services rendered by MK and Yarel for the audit of the Registrant's annual financial statements for the years ended December 31, 2012 and 2011, and fees billed for other services rendered by McConnell & Jones, LLP during those periods.

	Year Ended	Year Ended
	December 31, 2012	December 31, 2011
Audit fees (1)	$3,475	$18,000
Audit-related fees (2)	---	---
Tax fees (3)	---	---
All other fees	---	---
(1) Audit fees consist of audit and review services, consents and review of documents filed with the SEC.
(2) Audit-related fees consist of assistance and discussion concerning financial accounting and reporting standards and other accounting issues.
(3) Tax fees consist of preparation of federal and state tax returns, review of quarterly estimated tax payments, and consultation concerning tax compliance issues.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES Back to Table of Contents

(a) The following documents are filed as exhibits to this report on Form 10-K or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit No.	Description
31.1	Certification of President and CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of President and CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Erez Zino Erez Zino CEO, CFO and Chairman Dated: March 29, 2013