Form 10-Q
period 2013-03-31
PROGAMING PLATFORMS CORP
filed 2013-05-10
CIK 1498067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

Commission file number: 333-168527

PROGAMING PLATFORMS CORP.
(Exact Name Of Registrant As Specified In Its Charter)

Delaware	68-0080601
(State of Incorporation)	(I.R.S. Employer Identification No.)

60 Mazeh Street, Suite 12, Tel Aviv, Israel	65789
(Address of Principal Executive Offices)	(ZIP Code)

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

On March 31, 2013, the Registrant had 52,197,055 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

PROGAMING PLATFORMS CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF MARCH 31, 2013 AND DECEMBER 31, 2012

	March 31, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$6,148	$21,392
Restricted cash	4,127	4,034
Investments in trading securities	76,240	174,234
Prepaid expenses and other receivables	65	-
Total current assets	85,580	199,660
Property and equipment, net	412	489
Total assets	$86,992	$200,149

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and other current liabilities	$12,239	$31,941
Related parties payable	43,787	52,090
Convertible notes payable, net of discount	57,699	33,228
Deferred revenues	5,800	5,800
Total current liabilities	119,525	123,059

Long-term deferred revenues	13,046	14,476

Total Liabilities	132,571	137,535

Stockholders' equity (deficit)
Common stock, par value $0.0001 per share, 5,000,000,000 shares authorized:
52,197,055 shares issued and outstanding at March 31, 2013 and December 31, 2012	522	522
Stock subscription receivable	(300)	(300)
Additional paid-in capital	513,538	513,538
(Deficit) accumulated during the development stage	(559,339)	(451,146)
Total stockholders' equity (deficit)	(45,579)	62,614
Total liabilities and stockholders' equity (deficit)	$86,992	$200,149

The accompanying notes are an integral part of these financial statements.

PROGAMING PLATFORMS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 AND FOR THE PERIOD FROM
INCEPTION (MAY 26, 2010) TO MARCH 31, 2013
(Unaudited)

	For the three	For the three	Period from May 26, 2010
	months ended	months ended	date of inception to
	March 31, 2013	March 31, 2012	March 31, 2013

Revenues, net	$1,430	$1,446	$100,154

Expenses
Research and development	-	(20,340)	(96,133)
General and administrative	(23,407)	(30,832)	(418,842)
Total operating expenses	(23,407)	(51,172)	(514,975)

(Loss) from operations	(21,977)	(49,726)	(414,821)

Interest expense	(3,192)	-	(8,055)
Amortization of debt discount	(21,279)	-	(49,644)
Realized loss on trading securities	(27,526)	-	(27,526)
Unrealized loss on trading securities	(37,783)	-	(54,053)
Other income/(expense)	3,564	1,500	(5,240)

Net (loss)	$(108,193)	$(48,226)	$(559,339)

(Loss) per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	52,197,055	50,400,000

The accompanying notes are an integral part of these financial statements.

PROGAMING PLATFORMS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 AND FOR THE PERIOD FROM
INCEPTION (MAY 26, 2010) TO MARCH 31, 2013
(Unaudited)

	For the three	For the three	From May 26, 2010,
	months ended	months ended	date of inception to
	March 31, 2013	March 31, 2012	March 31, 2013
Operating Activities:
Net loss	$(108,193)	$(48,226)	$(559,339)
Adjustments to reconcile net loss to net cash used in operating activities:
Realized loss on trading securities	27,526	-	27,526
Unrealized loss on trading securities	37,783	-	54,053
Depreciation expense	77	77	535
Amortization of debt discount	21,279	-	49,644
Shares issued for services	-	18,250	102,870
Changes in net assets and liabilities:
Increase in prepaid expenses	-	(17,268)	(1,460)
Increase (decrease) in accounts payable and other current liabilities	(22,605)	9,842	7,591
Increase in related parties payable	(2,208)	2,303	49,882
Investments in trading securities	418	-	418
(Decrease) increase in deferred revenue	(1,430)	(1,446)	18,846
Other assets	(158)	-	3,876
Contribution of services from shareholder	-	-	17,100
Net cash used in operating activities	(47,511)	(36,468)	(228,458)

Investing activities:
Purchases of property and equipment	-	-	(947)
Sale of trading securities	32,267	-	32,267
Net cash used in investing activities	32,267	-	31,320

Financing activities:
Issuance of convertible note	-	-	86,300
Proceeds from issuance of shares (net of issuance expenses)	-	-	116,986
Net cash provided by financing activities	-	-	203,286

(Decrease) increase in cash and cash equivalents	(15,244)	(36,468)	6,148
Cash and cash equivalents at beginning of period	21,392	110,847	-
Cash and cash equivalents at end of period	$6,148	$74,379	$6,148

Supplemental disclosure of cash flow information:
Non cash transactions:
Common stock issued for investment in trading securities	$-	$-	$190,504
Debt discount	$-	$-	$86,300
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

PROGAMING PLATFORMS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2013 (Unaudited)

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

The accompanying unaudited financial statements of the Company are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2012 and the notes thereto included in the Company’s Report on Form 10-K filed with the SEC on April 1, 2013.

(2) Summary of Significant Accounting Policies

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents. As of March 31, 2013 and December 31, 2012, we had cash and cash equivalents of $6,148 and $21,392, respectively.

Restricted Cash

Restricted cash means cash and cash items which are restricted as to withdrawal or usage. Restricted cash includes legally restricted deposits held as compensating balances against credit cards. As of March 31, 2013 and December 31, 2012, we had restricted cash of $4,127 and $4,034, respectively.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended March 31, 2013 and December 31, 2012.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets. The annual depreciation rates are as follows:
Computers and electronic equipment 33%

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. As of March 31, 2013, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2013, and expenses for the three month period ended March 31, 2013, and cumulative from inception. Actual results could differ from those estimates made by management.

Fair value measurements

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

The following table presents the Company’s financial assets and liabilities that are carried at fair value, classified according to the three categories described above:

Fair Value Measurements at March 31, 2013
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical Assets	Observable Inputs	Unobservable Inputs	Gains
	Total	(Level 1)	(Level 2)	(Level 3)	(Losses)
Investment in Trading Securities	$72,246	$72,246	$-	$-	$(65,309)
Total assets at fair value	$72,246	$72,246	$-	$-	$(65,309)

Fair Value Measurements at December 31, 2012
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical Assets	Observable Inputs	Unobservable Inputs	Gains
	Total	(Level 1)	(Level 2)	(Level 3)	(Losses)
Investment in Trading Securities	$174,234	$174,234	$-	$-	$(16,270)
Total assets at fair value	$174,234	$174,234	$-	$-	$(16,270)

Income Taxes

Income taxes are accounted for under the asset and liability method.Deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

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

Recent Accounting Pronouncements

Management has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information. Management has reviewed these new standards and believes that they have no impact on the financial statements of the Company at this time; however, they may apply in the future.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of March 31, 2013, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

During the first quarter of 2013, the Company did not issue any shares of common stock.

(5)  Revenue Recognition

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

As of March 31, 2013 and 2012, the Company recognized a total sum of $1,430 and $1,446, respectively, in revenues out of the total $119,000 license fees paid for both of the aforementioned agreements. The contract in the amount of $90,000 was canceled by the client; therefore we recognized the whole sum as revenues according to the terms of the agreement. The second contract grants the client licenses for a period of 5 years. The remaining sum of $18,846 was deferred on the Company's balance sheet, $5,800 as current and $13,046 as long term liabilities, and is expected to be recognized over the remaining period of the agreements.

As of March 31, 2013 and 2012, no royalties have been paid by or recognized in connection with the aforementioned agreements. One of the aforementioned Licensees is beneficially owned by an individual who holds 25,000 shares of the Company's common stock.

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

As described in Note 4, on June 7, 2010, the Company issued 15,250,000 shares of its common stock to Directors and officers for $153 subscriptions receivable.

(7) Investments

Investments in Trading Securities as of March 31, 2013 and December 31, 2012 are summarized below:

	Cost Basis	Unrealized Gains	Realized Losses	Unrealized Losses	Fair Value
March 31, 2013 Trading Securities	$157,819	$-	$27,526	$37,783	$76,240
December 31, 2012 Trading Securities	190,504	-	-	16,270	174,234

The shares owned by the Company of Gefen Biomed Investments, a publicly traded company, represent approximately 4.9% of the issued and outstanding shares of common stock of Gefen as of March 31, 2013. During the three months ended March 31, 2013, the Company sold shares in the open market for cash proceeds of $32,267 and recorded a realized loss of $27,526. As of March 31, 2013, the unrealized loss on the remaining shares was recorded as $37,783 due to their decreased market value as compared to December 31, 2012.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATION Back to Table of Contents

FORWARD-LOOKING STATEMENTS

Certain statements that the Company may make from time to time, including all statements contained in this report that are not statements of historical fact, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and the safe harbour provisions set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by words such as “plans,” “expects,” “believes,” “anticipates,” “estimates,” “projects,” “will,” “should,” and other words of similar meaning used in conjunction with, among other things, discussions of future operations, financial performance, product development and new product launches, market position and expenditures. The Company assumes no obligation to update any forward-looking statements. Additional information concerning factors which could cause differences between forward-looking statements and future actual results is discussed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K, as filed with the SEC on April 1, 2013.

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

On July 1, 2011, we executed a license agreement with Yanir Levin Ltd., an Israeli corporation, which granted the licensee a nonexclusive right to develop websites and offer online games based on our proprietary gaming platform in Asia and an exclusive license in Israel. In consideration of the license granted to the licensee, the licensee made an upfront, non refundable, payment of $29,000 and has agreed to pay us royalties on future revenues.

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

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months March 31, 2012

Our revenues for the three months ended March 31, 2013 were $1,430 received from a single licensing agreement compared to $1,446 in revenues for the three-month period ended March 31, 2012. Our operating expenses for the three months ended March 31, 2013 were $23,407 compared to $51,172 during the three-month period ended March 31, 2012. The decrease in operating expenses is mainly due to the fact that we did not incurr research and development expenses during the three-months ended March 31, 2013 as compared to $20,340 in research and development expenses during the three-month period ended March 31, 2012. We had no non-cash compensation expense during the three-month period ended March 31, 2013 as compared to non-cash compensation of $18,250 during the same period in the prior year.

We incurred interest expenses of $3,192 during the three-month period ended March 31, 2013 as compared to no interest expenses in the sam eperiod in the prior year. We recorded $21,279 in amortization expenses during the three month period ended March 31, 2013 as compared to no amortization expenses in the same period in the prior year. We expensed a realized loss on sale of securities of $27,526 and an unrealized loss of $37,783 in our trading securities during the three months ended March 31, 2013. We had other income of $3,564 during the three-month period ended March 31, 2013 as compared to $1,500 in the same period in the prior year. Our net loss for the three months ended March 31, 2013 was $108,193 compared to $48,226 for the three-month period ended March 31, 2012. The increase in our net loss was mainly due to our operating expenses, amortization of debt discount and a realized and an unrealized loss on trading securities as noted above.

Liquidity and Capital Resources

We had total current assets of $85,580 consisting of $6,148 in cash, restricted cash of $4,127, trading securities valued at $76,240 and prepaid expenses and other receivables valued at $65 as compared to total current assets of $199,660 as of December 31, 2012. Our properties and equipment, net of depreciation were valued $412 as of March 31, 2013 as compared to $489 as of December 31, 2012. We had total assets of $86,992 as of March 31, 2013 compared to total assets of $200,149 as of December 31, 2012.

We had total current liabilities of $119,525 as of March 31, 2013 consisting of $12,239 in accounts payable and other current liabilities, $43,787 in related parties payables, oustanding convertible notes in the amount of $57,699 and $5,800 in deferred revenues compared to total current liabilities of $123,059 as of December 31, 2012. In addition, we had long-term deferred revenues of $13,046 and $14,476 as of March 31, 2013 and December 31, 2012, respectively. We had total liabilities of $132,571 as of March 31, 2013 compared to $137,535 as of December 31, 2012.

We had a negative working capital of $33,945 on March 31, 2013 compared to $76,601 on December 31, 2012. We had an accumulated deficit of $559,339 as of March 31, 2013 compared to $451,146 as of December 31, 2012. The Company is operating with limited capital. As a result, the Company is dependent on the procurement of additional financing to continue as a going concern.

We used $47,511 and $36,468 of cash in our operating activities during the three-month periods ended March 31, 2013 and 2012, respectively. Our negative cash flow during the three-month period ended March 31, 2013 was mainly due to a net loss of $108,193, decrease in accounts payable of $22,605, decrease in deferred revenues of $1,430 and decrease in other assets of $158 offset by a realized loss of $27,526 and an unrealized loss of $37,783 on trading securities, depreciation expenses of $77, amortization of debt discount of $21,279, an decrease in related parties payable of $2,208 and changes in trading securities of $418. During the three months ended March 31, 2013, the Company did not have any financing and investing activities.

We had no material investing activities during the three-month period ended March 31, 2013. Due to our limited cash position, we believe that we have to raise additional funds to continue our operations for approximately the next three months. We believe we will require approximately $6,000 per month to maintain our operations for the next twelve months. We plan to raise additional capital through the sale of debt and/or equity, which sales may cause dilution to our then existing shareholders, moving forward if needed to support our ongoing operations and expenses. There can be no assurances that we will be able to raise additional capital in the future, and/or that such sales of securities will not be on unfavorable terms.

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

CRITICAL ACCOUNTNG POLICIES

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

None.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of March 31, 2013, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

ITEM 1A. RISK FACTORS  Back to Table of Contents

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1. Description of Business, subheading "Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS Back to Table of Contents

None.

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

Exhibit No.	Description
31.1	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Erez Zino, filed herewith.
32.1	Section 906 of the Sarbanes-Oxley Act of 2002 of Erez Zino, filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROGAMING PLATFORMS CORP.

/s/ Erez Zino

Erez Zino
Chief Executive Officer and Chief Financial Officer

May 10, 2013