Form 10-Q
period 2013-06-30
PROGAMING PLATFORMS CORP
filed 2013-08-08
CIK 1498067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

On June 30, 2013, the Registrant had 52,197,055 shares of common stock outstanding.

ITEM 1. FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION

PROGAMING PLATFORMS CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS As of June 30, 2013 and December 31, 2012

	June 30, 2013	December 31, 2012
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$16,402	$21,392
Restricted cash	42	4,034
Investments in trading securities	7,232	174,234
Total current assets	23,676	199,660
Property and Equipment, net	334	489
Total assets	$24,010	$200,149

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,833	$31,941
Related parties payable	787	52,090
Convertible notes payable, net of discount	87,604	33,228
Deferred revenues	5,800	5,800
Total current liabilities	99,024	123,059

Long-term deferred revenues	11,600	14,476
Total Liabilities	110,624	137,535

Stockholders' equity (deficit)
Common stock, par value $.0001 per share, 500,000,000 shares
authorized; 52,197,055 shares issued and outstanding at June 30 2013 and December 31, 2012	522	522
Stock subscription receivable	(300)	(300)
Additional paid in capital	565,039	513,538
(Deficit) accumulated during the development stage	(651,875)	(451,146)
Total stockholders' equity (deficit)	(86,614)	62,614
Total liabilities and stockholders' equity (deficit)	$24,010	$200,149

The accompanying notes are an integral part of these financial statements.

PROGAMING PLATFORMS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS For the three and six months ended June 30, 2013 and 2012 and for the period from inception (May 26, 2010) to June 30, 2013
(UNAUDITED)

	For the three months ended		For the six months ended		Period from May 26, 2010 (Date of Inception)
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	to June 30, 2013

Revenues	$1,446	$1,446	$2,876	$2,892	$101,600

Expenses:
Research and development	-	-	-	(29,007)	(96,133)
Marketing and selling	(1,290)	-	(1,290)	-	(1,290)
General and administrative	(20,255)	(45,493)	(43,662)	(76,325)	(439,097)
Total operating expenses	(21,545)	(45,493)	(44,952)	(105,332)	(536,520)

(Loss) from operations	(20,099)	(44,407)	(42,076)	(102,440)	(434,920)

Interest expense	(3,435)	-	(6,627)	-	(11,490)
Amortization of debt discount	(22,701)	-	(43,350)	-	(71,715)
Realized loss on trading securities	(39,768)	-	(67,294)	-	(67,294)
Unrealized loss on trading securities	(7,751)	-	(45,534)	-	(61,804)
Other income/ (expense)	588	(1,918)	4,152	(418)	(4,652)

Net (loss)	$(92,536)	$(45,965)	$(200,729)	$(102,858)	$(651,875)

(Loss) per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	52,197,055	50,464,231	52,197,055	50,437,335

The accompanying notes are an integral part of these financial statements.

PROGAMING PLATFORMS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS For the three and six months ended June 30, 2013 and 2012 and for the period from inception (May 26, 2010) to June 30, 2013
(UNAUDITED)

	For the six month ended		From May 26, 2010,
	June 30, 2013	June 30, 2012	to June 30, 2013

Operating Activities:
Net (loss)	$(200,729)	$(102,858)	$(651,875)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:	g	g
Realized loss in trading securities	67,294		67,294
Unrealized loss in trading securities	45,534	-	61,804
Depreciation expenses	155	155	613
Amortization of debt discount	43,350	-	71,715
Shares issued for services	-	21,250	102,870
Changes in net assets and liabilities:
Decrease (increase) in prepaid expenses	-	(12,698)	(1,460)
Increase (decrease) in accounts payable and other current liabilities	(16,874)	(4,722)	13,412
Increase in related parties payable	(6,000)	6,303	46,090
Investments in trading securities	4,850		4,850
Increase (Decrease) in deferred revenue	(2,876)	(2,892)	17,400
Contribution of services from shareholder	-	-	17,100
Other assets	3,992	103	8,026
Net cash (used) in operating activities	(61,214)	(95,359)	(242,161)

Investing activities:
Sale of trading securities	49,324	-	49,324
Purchases of Property and Equipment	-	-	(947)
Net cash (used in) investing activities	49,324	-	48,377

Financing activities:
Issuance of convertible note	6,900	-	93,200
Proceeds from issuance of shares (net of issuance expenses)	-	-	116,986
Net cash provided by financing activities	6,900	-	210,186

(Decrease) increase in cash and cash equivalents	(4,990)	(95,359)	16,402

Cash and cash equivalents at beginning of period	21,392	110,847	-

Cash and cash equivalents at end of period	$16,402	$15,488	$16,402

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash transactions:
Common stock issued for investment in trading securities	-	-	$190,504
Debt discount	$2,500	-	$88,800
Forgiveness of accrued debt owed to related parties	$49,000	-	$49,000

The accompanying notes are an integral part of these financial statements.

PROGAMING PLATFORMS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

(1) General

ProGaming Platforms Corp. (“ProGaming Platforms” or the “Company”),  a Delaware corporation incorporated on May 26, 2010. The Company is in the development stage engaged in the business of the development of an online gaming platform and entering into licensing agreements with game servers in the United States and worldwide in order to allow them to offer games of skill on the Company's proprietary platform as part of their member services.

The accompanying unaudited financial statements of the Company are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for an air presentation have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2012 and the notes thereto included in the Company’s Report on Form 10-K filed with the SEC on April 1, 2013.

(2) Summary of Significant Accounting Policies

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents. As of June 31, 2013 and December 31, 2012, we had cash and cash equivalents of $16,402 and $21,392, respectively.

Restricted Cash

Restricted cash means cash and cash items which are restricted as to withdrawal or usage. Restricted cash includes legally restricted deposits held as compensating balances against credit cards. As of June 30, 2013 and December 31, 2012, we had restricted cash of $42 and $4,034, respectively.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended June 30, 2013 and December 31, 2012.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. As of June 30, 2013, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2013, and expenses for the six month period ended June 30, 2013, and cumulative from inception. Actual results could differ from those estimates made by management.

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

The following table presents the Company’s financial assets and liabilities that are carried at fair value, classified according to the three categories described above:

Fair Value Measurements at June 30, 2013

		Quoted Prices in Active Markets for Identical assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)	Gains (losses)
Investments in Trading securities	$7,232	$7,232	$-	$-	$(112,828)
Total assets at fair value	$7,232	$7,232	$-	$-	$(112,828)

Fair Value Measurements at December 31, 2012

		Quoted Prices in Active Markets for Identical assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)	Gains (losses)
Investments in Trading securities	$174,234	$174,234	$-	$-	$(16,270)
Total assets at fair value	$174,234	$174,234	$-	$-	$(16,270)

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

(3) Development Stage Activities and Going Concern

The Company is currently in the development stage, and has limited operations. The Company is in the development stage engaged in the business of the development of an online gaming platform and entering into licensing agreements with game servers in the United States and elsewhere in order to allow them to offer games of skill on the Company's proprietary platform as part of their member services. Our short-term strategy is to market this platform as a means of enhancing traffic at websites. Our long term strategy is to enter into licensing agreements with game servers in the U.S and worldwide to allow them to offer games of skill on our platform as part of their services.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of June 30, 2013, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

In April 2011, the Company sold 150,000 restricted shares to Guy Levinson and 250,000 restricted shares to Shlomo Sharbat, both are non-US private investors, for $40,000.

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

During the first Half of 2013, the Company did not issue any shares of common stock.

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

As of June 30, 2013 and 2012, the Company recognized a total sum of $2,876 and $2,892, respectively, in revenues out of the total $119,000 license fees paid for both of the aforementioned agreements. The contract in the amount of $90,000 was canceled by the client; therefore we recognized the whole sum as revenues according to the terms of the agreement. The second contract grants the client licenses for a period of 5 years. The remaining sum of $17,400 was deferred on the Company's balance sheet, $5,800 as current and $11,600 as long term liabilities, and is expected to be recognized over the remaining period of the agreements.

As of June 30, 2013 and 2012, no royalties have been paid by or recognized in connection with the aforementioned agreements. One of the aforementioned Licensees is beneficially owned by an individual who holds 25,000 shares of the Company's common stock.

(6) Convertible Notes

During the six months ended June 30, 2013, we received $6,900 through the issuance of two convertible notes, bearing interest at the rate of 15% per annum, have a maturity date of 12 months and are convertible into common stock at $0.02 per share. The Company recorded amortization expenses related to the beneficial conversion features of $43,350 during the six months ended June 30, 2013. The Company recorded total interest expense in the amount of $49,977 during the six months ended June 30, 2013, including a total of $43,350 in amortization of debt discount and $6,627 in accrued interest.

During the six months ended June 30, 2012, there were no borrowings, interest expense or amortization expense.

During the year ended December 31, 2012, the Company received a total of $86,300 through the issuance of six convertible notes. These notes bear interest at the rate of 15% per annum, have a maturity date of 12 months and are convertible into common stock $0.02 per share. The Company recorded amortization expenses related to the beneficial conversion features of $28,365 during the year ended December 31, 2012. The Company recorded total interest expense in the amount of $33,228 during the year ended December 31, 2012 including a total of $28,365 in amortization of debt discount and $4,863 in accrued interest.

From May 26, 2010 (inception) to June 30, 2013, the Company received a total of $93,200 through the issuance of eight convertible notes. The Company recorded total interest expense in the amount of $83,205 from inception to June 30, 2013 including a total of $71,715 in amortization of debt discount and $11,490 in accrued interest.

(7) Related Party Transactions

During 2012, the Company received a total of $86,300 as convertible notes from six shareholders. The notes bear interest at the rate of 15% per annum and having a maturity date of 12 months. The notes are convertible into common stock at $0.001 per share. The Company recorded interest expense in the amount of $4,863 during 2012 and $28,365 in amortization of debt discount during 2012.

During the six-month period ended June 30, 2013, the Company received $6,900 in a related party borrowing evidenced by a note convertible into common stock at $0.001 per share. The Company recorded interest expense in the amount of $6,627 and amortization of debt discount of $43,350 during the six-month period ended June 30, 2013.

As described in Note 4, on June 7, 2010, the Company issued 15,250,000 shares of its common stock to directors and officers for $153 subscriptions receivable.

During the six-month period ended June 30, 2013, the Company, in a non-cash transaction, was forgiven a total of $49,000 in accrued debt owed to related parties.

(8) Investments

Investments in Trading Securities as of June 30, 2013 and December 31, 2012 are summarized below:

	Cost Basis	Unrealized Gains	Realized Losses	Unrealized Losses	Fair Value
June 30, 2013 Trading Securities	$23,625	$-	$67,294	$45,534	$7,232
December 31, 2012 Trading Securities	$190,504	$-	$-	$16,270	$174,234

The shares owned by the Company of Gefen Biomed Investments, a publicly traded Company, represent approximately 0.6% of the issued and outstanding shares of common stock of Gefen as of June 30, 2013. During the six months ended June 30, 2013, the Company sold shares in the open market for cash proceeds of $49,324 and recorded a realized loss of $67,294. As of June 30, 2013, the unrealized loss on the remaining shares was recorded as $45,534 due to their decreased market value as compared to December 31, 2012.

(9) Subsequent Events

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

Recent Developments
On February 18, 2013, the Company entered into a Joint Venture Agreement ("JV Agreement") with Zenetek LLC, a Company organized under the laws of the State of Delaware and  a wholly-owned subsidiary of Anything Technologies Media (OTCPK: EXMT), with offices located in Vietnam. Pursuant to the terms of the JV Agreement, Zenetek agreed to represent the Company in China, Singapore, Taiwan, Vietnam, Hong Kong and Indonesia (the "Territories") during an initial term of 12 months  to: facilitate the Company's ability to enter into JV agreements and/or other transactions with third parties within the Territories; generate revenues for the Company "state-of-the-art" multiplayer puzzle game platform, implementing the platform into major social media networks within the Territories; and negotiating JV transactions with gaming companies within the Territories using the Company's Generic patented GER system.

The JV Agreement further provides that in order for Zenetek to retain its representation rights on an exclusive basis, Zenetek must prepare and present an operating business plan satisfactory to the Company, which shall include potential JV partners. In consideration for the representation and distribution services being provided by Zenetek in the SE Asian Territories, the parties have agreed that net revenues generated from any JV Transaction shall be distributed thirty-five (35%) percent to the Company and sixty-five (65%) percent to Zenetek.

In addition, Zenetek has agreed to assume responsibility for all marketing and related costs and expenses as well as all engineering costs. Furthermore, to the extent that Zenetek shall utilize the services of Company's engineering and/or other personnel in fulfilling its obligations under this Agreement, such personnel costs shall be billed by the Company and paid for by Zenetek under separate subcontracting agreements.

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

Results of Operations

Three and Six Months Ended June 30, 2013 Compared to Three and Six Months June 30, 2012
Our revenues for the three and six months ended June 30, 2013 were $1,446 and $2,876, respectively, received from a single licensing agreement, compared to revenues of $1,446 and $2,892, respectively, for the three and six-month periods ended June 30, 2012, from the same licensing agreement.

Our operating expenses for the three and six months ended June 30, 2013 were $21,545 and $44,952, respectively, compared to $45,493 and $105,332, respectively, during the three and six-month periods ended June 30, 2012. The decrease in operating expenses during the tree and six-month periods ended June 30, 2013, is mainly due to the fact that there were no research and development expenses during the three and six months ended June 30, 2013, compared to research and development expenses of $0 and $29,007, respectively, during the three and six-month periods ended June 30, 2012. Also, general and administrative expense decreased by $23,948 and $60,380, respectively, during the three and six-month periods ended June 30, 2013 from the comparable periods of the prior year.

We incurred interest expense of $3,435 and $6,627 during the three and six-month periods ended June 30, 2013 compared to no interest expense during the same periods in the prior year. We recorded amortization of debt discount expense of $22,902 and $44,181, respectively,  during the three and six-month periods ended June 30, 2013 as compared to no amortization expenses during the same periods in the prior year. We expensed a realized loss on sale of securities of $39,768 and $67,294, respectively, and an unrealized loss in trading securities of $6,,844 and $44,627, respectively, during the three and six-month periods ended June 30, 2013, compared to no realized or unrealized losses in trading securities during the same periods of the prior year.

We had other income (expense) of $588 and $4,152, respectively,  during the three and six-month periods ended June 30, 2013, compared to ($1,918) and ($418), respectively,  during the same periods of the prior year. Our net loss for the three and six-month periods  ended June 30, 2013 was  $92,536 and $200,729, respectively, compared to $45,965 and $102,858, respectively,  for the three and six-month period ended June 30, 2012. The increases in our net loss was mainly due to  amortization of debt discount and realized and unrealized losses on trading securities during the tree and six-month periods ended June 30, 2013, as noted above.

Liquidity and Capital Resources
We had total current assets of $23,676 consisting of $16,402 in cash and cash equivalents, restricted cash of $42 and trading securities of $7,232 at June 30, 2013, compared to total current assets of $199,660 at December 31, 2012. Our property  and equipment, net of depreciation, were $334 at June 30, 2013 compared to $489 as of December 31, 2012.

We had total assets of $24,010 at June 30, 2013 compared to total assets of $200,149  at December 31, 2012.

We had total current liabilities of $99,024 as of June 30, 2013, consisting of $5,620  in accounts payable and accrued liabilities, outstanding convertible notes payable in the amount of $87,604 and deferred revenues of $5,800  compared to total current liabilities of $123,059, consisting of accounts payable and accrued liabilities of $31,941, related parties payable of $52,090, convertible notes payable of $33,228 and deferred revenues of $5,800 as of December 31, 2012.

In addition, we had long-term deferred revenues of $11,600  and $14,476 as of June 30, 2013 and December 31, 2012, respectively.

We had a negative working capital of $75,348 on June 30, 2013 compared to $76,601 on December 31, 2012. We had an accumulated deficit of $651,875 as of June 30, 2013 compared to $451,146 as of December 31, 2012. The Company is operating with limited capital. As a result, the Company is dependent on the procurement of additional financing to continue as a going concern.

We used net cash in our operating activities of $61,214  during the six-month period ended June 30, 2013 compared to net cash used in our operating activities of $95,359 during the same period of the prior year. Our negative cash flow during the  six-month period ended June 30, 2013 was principally due to a net loss of $200,729, the decrease in accounts payable and other current liabilities of $16,874 and the increase in related parties payable of $6,000, offset principally by total realized and unrealized losses on trading securities of $112,828 and amortization of debt discount of $43,350. During the six months ended June 30, 2013, the Company generated $49,324 from the sale of trading securities and $6,900 from financing activities related to the issuance of two convertible notes.

We had no material investing activities during the three-month period ended June 30, 2013. Due to our limited cash position, we believe that we have to raise additional funds to continue our operations for approximately the next three months. We believe we will require approximately $6,000 per month to maintain our operations for the next twelve months. We plan to raise additional capital through the sale of debt and/or equity, which sales may cause dilution to our then existing shareholders, moving forward if needed to support our ongoing operations and expenses. There can be no assurances that we will be able to raise additional capital in the future, and/or that such sales of securities will not be on unfavorable terms.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
None.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. As of June 30, 2013, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFTY DISCLOSURE.
Not applicable.

ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS
(a) The following documents are filed as exhibits to this report on Form 10-Q or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit No.	Description
31.1	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Erez Zino, filed herewith.
32.1	Section 906 of the Sarbanes-Oxley Act of 2002 of Erez Zino, filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROGAMING PLATFORMS CORP.

/s/ Erez Zino
Erez Zino
Chief Executive Officer and Chief Financial Officer
August 8, 2013