Form 10-Q
period 2013-09-30
PROGAMING PLATFORMS CORP
filed 2013-11-08
CIK 1498067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

On November 8, 2013, the Registrant had 52,197,055 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS - UNAUDITED Back to Table of Contents

PROGAMING PLATFORMS CORP.
(A Development Stage Company)
BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$9,136	$21,392
Restricted cash	43	4,034
Investments in trading securities	-	174,234
Accounts receivable	11,308	-
Total current assets	20,487	199,660
Property and equipment, net	255	489
Total assets	$20,742	$200,149

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$6,546	$31,941
Related parties payable	-	52,090
Convertible notes payable, net of discount	113,557	33,228
Deferred revenues	5,800	5,800
Total current liabilities	125,903	123,059

Long-term deferred revenues	10,138	14,476

Total liabilities	$136,041	$137,535

Stockholders' equity (deficit)
Common stock, par value $.00001 per share, 5,000,000,000 shares authorized;
52,197,055 shares issued and outstanding at September 30, 2013 and December 2012	522	522
Stock subscription receivable	(300)	(300)
Additional paid-in capital	565,039	513,538
(Deficit) accumulated during the development stage	(680,560)	(451,146)
Total stockholders' equity (deficit)	(115,299)	62,614
Total liabilities and stockholders' equity (deficit)	$20,742	$200,149

The accompanying notes are an integral part of these financial statements.

PROGAMING PLATFORMS CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the three and nine months ended September 30, 2013 and 2012 and for the period from inception (May 26, 2010) to September 30, 2013
(Unaudited)

	For the three	For the three	For the nine	For the nine	Period from May 26, 2010
	months ended	months ended	months ended	months ended	date of inception
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013

Revenues	$1,462	$1,462	$4,338	$4,354	$103,062

Expenses
Research and development	-	-	-	(29,007)	(96,133)
Marketing and selling	-	-	(1,290)	-	(1,290)
General and administrative	(12,059)	(102,317)	(55,721)	(178,642)	(451,156)
Total operating expenses	(12,059)	(102,317)	(57,011)	(207,649)	(548,579)

(Loss) from operations	(10,597)	(100,855)	(52,673)	(203,295)	(445,517)

Interest expense	(3,668)	(1,576)	(10,295)	(1,576)	(15,158)
Amortization of debt discount	(12,264)	-	(55,614)		(83,979)
Realized loss on trading securities	(1,924)	-	(114,752)		(131,022)
Other income (expense)	(232)	-	3,920	(418)	(4,884)
Financial income (expense)	(18,088)	(1,576)	(176,741)	(1,994)	(235,043)

Net (loss)	$(28,685)	$(102,431)	$(229,414)	$(205,289)	$(680,560)

(Loss) per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	52,197,055	50,706,370	52,197,055	50,527,668

The accompanying notes are an integral part of these financial statements.

PROGAMING PLATFORMS CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2013 and 2012 and for the period from inception (May 26, 2010) to September 30, 2013
(Unaudited)

	For the nine	For the nine	From May 26, 2010,
	months ended	months ended	date of inception
	September 30, 2013	September 30, 2012	through September 30, 2013
Operating Activities:
Net (loss)	$(229,414)	$(205,289)	$(680,560)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Realized loss in trading securities	114,752	-	131,022
Depreciation	234	233	692
Amortization of debt discount	55,614	-	83,979
Shares issued for services	-	101,694	102,870
Changes in net assets and liabilities:
Decrease (increase) in accounts receivable	(11,308)	-	(11,308)
Decrease (increase) in prepaid expenses	-	(78,936)	(1,460)
Increase (decrease) in accounts payable and other current liabilities	(12,189)	(149)	18,007
Increase (decrease) in related parties payable	(6,000)	15,303	46,090
Investments in trading securities	(4,063)	-	(4,063)
(Decrease) increase in deferred revenue	(4,338)	(4,354)	15,938
Contribution of services from shareholder	-	-	17,100
Other assets	3,991	-	8,025
Net cash (used) in operating activities	(92,721)	(171,498)	(273,668)

Investing activities:
Sale of trading securities	63,545	-	63,545
Restricted cash	-	92	-
Property and Equipment	-	-	(947)
Net cash provided by investing activities	63,545	92	62,598

Financing activities:
Issuance of convertible note	6,900	67,810	93,200
Issuance of non-convertible note	10,020	-	10,200
Proceeds from sale of common stock (net of issuance expenses)	-	-	116,986
Net cash provided by financing activities	16,920	67,810	220,206

Net (decrease) increase in cash	(12,256)	(103,596)	9,136
Cash - beginning of period	21,392	110,847	-
Cash - end of period	$9,136	$7,251	$9,136

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash transactions:
Common stock issued for investment in trading securities	$-	$-	$190,504
Debt discount	$2,500	$-	$88,800
Forgiveness of accrued debt owed to related parties	$49,000	$-	$49,000

The accompanying notes are an integral part of these financial statements.

PROGAMING PLATFORMS CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2013 (Unaudited)

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

(2) Summary of Significant Accounting Policies

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents. As of September 30, 2013 and December 31, 2012, we had cash and cash equivalents of $9,136 and $21,392, respectively.

Restricted Cash

Restricted cash means cash and cash items which are restricted as to withdrawal or usage. Restricted cash includes legally restricted deposits held as compensating balances against credit cards. As of September 30, 2013 and December 31, 2012, we had restricted cash of $43 and $4,034, respectively.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended September 30, 2013 and December 31, 2012.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. As of September 30, 2013, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2013, and expenses for the nine month period ended September 30, 2013, and cumulative from inception. Actual results could differ from those estimates made by management.

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

The following table presents the Company’s financial assets and liabilities that are carried at fair value, classified according to the three categories described above:

Fair Value Measurements at September 30, 2013
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical Assets	Observable Inputs	Unobservable Inputs	Gains
	Total	(Level 1)	(Level 2)	(Level 3)	(Losses)
Investment in Trading Securities	$-	$-	$-	$-	$(114,752)
Total assets at fair value	$-	$-	$-	$-	$(114,752)

Fair Value Measurements at December 31, 2012
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical Assets	Observable Inputs	Unobservable Inputs	Gains
	Total	(Level 1)	(Level 2)	(Level 3)	(Losses)
Investment in Trading Securities	$174,234	$174,234	$-	$-	$(16,270)
Total assets at fair value	$174,234	$174,234	$-	$-	$(16,270)

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2013, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

During the first nine months of 2013, the Company did not issue any shares of common stock.

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

As of September 30, 2013 and 2012, the Company recognized a total sum of $4,338 and $4,354, respectively, in revenues out of the total $119,000 license fees paid for both of the aforementioned agreements. The contract in the amount of $90,000 was canceled by the client; therefore we recognized the whole sum as revenues according to the terms of the agreement. The second contract grants the client licenses for a period of 5 years. The remaining sum of $15,938 was deferred on the Company's balance sheet, $5,800 as current and $10,138 as long term liabilities, and is expected to be recognized over the remaining period of the agreements.

As of September 30, 2013 and 2012, no royalties have been paid by or recognized in connection with the aforementioned agreements. One of the aforementioned Licensees is beneficially owned by an individual who holds 25,000 shares of the Company's common stock.

(6) Convertible and Non Convertible Notes

During the nine months ended September 30, 2013, we received $6,900 through the issuance of two convertible notes, bearing interest at the rate of 15% per annum, have a maturity date of 12 months and are convertible into common stock at $0.02 per share. The Company recorded amortization expenses related to the beneficial conversion features of $55,614 during the nine months ended September 30, 2013. The Company recorded total interest expense in the amount of $65,909 during the nine months ended September 30, 2013, including a total of $55,614 in amortization of debt discount and $10,295 in accrued interest.

During the nine months ended September 30, 2013, we received $10,020 through the issuance of non convertible notes bearing interest at a rate of one (1%) per annum and which have maturity date of 12 months.

During the nine months ended September 30, 2012, there were no borrowings, interest expense or amortization expense.

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

From May 26, 2010 (inception) to September 30, 2013, the Company received a total of $93,200 through the issuance of eight convertible notes. The Company recorded total interest expense in the amount of $99,137 from inception to September 30, 2013 including a total of $83,979 in amortization of debt discount and $15,158 in accrued interest.

(7) Related Party Transactions

During 2012, the Company received a total of $86,300 as convertible notes from six shareholders. The notes bear interest at the rate of 15% per annum and having a maturity date of 12 months. The notes are convertible into common stock at $0.02 per share. The Company recorded interest expense in the amount of $4,863 during 2012 and $28,365 in amortization of debt discount during 2012.

During the nine-month period ended September 30, 2013, the Company received $6,900 in a related party borrowing evidenced by a note convertible into common stock at $0.02 per share. The Company recorded total interest expense in the amount of $65,909 during the nine months ended September 30, 2013, including a total of $55,614 in amortization of debt discount and $10,295 in accrued interest.

As described in Note 4, on June 7, 2010, the Company issued 15,250,000 shares of its common stock to directors and officers for $153 subscriptions receivable.

During the nine-month period ended September 30, 2013, the Company, in a non-cash transaction, was forgiven a total of $49,000 in accrued debt owed to related parties.

(8) Investments

Investments in Trading Securities as of September 30, 2013 and December 31, 2012 are summarized below:

	Cost Basis	Unrealized Gains	Realized Losses	Unrealized Losses	Fair Value
September 30, 2013 Trading Securities	$-	$-	$114,752	$-	$-
December 31, 2012 Trading Securities	190,504	-	-	16,270	174,234

As of September 30, 2013 the company owns no shares of Gefen Biomed Investments, a publicly traded company. During the nine months ended September 30, 2013, the Company recorded a realized loss of $114,752 due to their decreased market value as compared to December 31, 2012.

(9) Subsequent Events

As defined in FASB ASC 855-10, “Subsequent Events”, subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued.

On October 20, 2013, the Company, BreedIT and the Founder executed the binding Share Purchase Agreement, which provides that the Company shall inject US$61,250 within 1 day of the closing (the "Closing") as part of the total initial investment of US$245,000 (the "Initial Investment") to be funded by the Company pursuant to a schedule set forth in the SPA. Consequently on October 24, 2013, the Company received confirmation that BreedIT executed the binding License Agreement with the leading Israeli academic institution granting BreedIT an exclusive, world-wide license for the IDSS Software which both the Company and BreedIT believe has significant commercial applications for the advancement of successful agricultural breeding programs world-wide. The Company further believes that its equity interest in BreedIT should be of substantial economic benefit of the Company based upon its ability to fund and market the IDSS Software in a timely manner.

The Company evaluated all other events and transactions that occurred subsequent to the balance sheet date and prior to the date on which the financial statements contained in this report were issued, and the Company determined that no such events or transactions necessitated disclosure.

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

Recent Developments

On October 20, 2013, the Company, BreedIT and the Founder executed the binding Share Purchase Agreement, which provides that the Company shall inject US$61,250 within 1 day of the closing (the "Closing") as part of the total initial investment of US$245,000 (the "Initial Investment") to be funded by the Company pursuant to a schedule set forth in the SPA. Consequently on October 24, 2013, the Company received confirmation that BreedIT executed the binding License Agreement with the leading Israeli academic institution granting BreedIT an exclusive, world-wide license for the IDSS Software which both the Company and BreedIT believe has significant commercial applications for the advancement of successful agricultural breeding programs world-wide. The Company further believes that its equity interest in BreedIT should be of substantial economic benefit of the Company based upon its ability to fund and market the IDSS Software in a timely manner.

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

Results of Operations

Three Months Ended September 30, 2013 Compared to Three Months September 30, 2012

Our revenues for the three months ended September 30, 2013 and 2012 were $1,462, which were received from a single licensing agreement.

Our operating expenses for the three months ended September 30, 2013 were $12,059 compared to $102,317 during the three-month period ended September 30, 2012. The decrease in operating expenses during the three-month period ended September 30, 2013 was mainly due to a significant decrease in general and administrative expenses, which decreased by $90,258 or 88%.

We incurred interest expenses of $3,668 during the three-month period ended September 30, 2013 compared to interest expenses of $1,576 during the same periods in the prior year. We recorded amortization of debt discount expenses of $12,264 during the three-month period ended September 30, 2013 compared to no amortization expenses during the same periods in the prior year. We expensed a realized loss on trading securities of $1,924 during the three-month period ended September 30, 2013 compared to no realized loss on trading securities during the same periods of the prior year. We had other expenses of $232 during the three-month period ended September 30, 2013 compared no other expenses during the same periods of the prior year.

Our net loss for the three-month periods ended September 30, 2013 was $28,685 compared to $102,431 for the three-month period ended September 30, 2012. The decreases in our net loss was mainly due to reduced general and administrative expenses during the tree-month period ended September 30, 2013.

Nine Months Ended September 30, 2013 Compared to Nine Months September 30, 2012

Our revenues for the nine months ended September 30, 2013 were $4,338, received from a single licensing agreement, compared to revenues of $4,354 for the nine-month period ended September 30, 2012 received from the same licensing agreement.

Our operating expenses for the nine months ended September 30, 2013 were $57,011 compared to $207,649 during the nine-month period ended September 30, 2012. The decrease in operating expenses during the nine-month period ended September 30, 2013 was mainly due to decreased general and administrative expenses totaling $55,721 during the nine months ended September 30, 2013 and no research and development expenses during the nine months ended September 30, 2013 compared to general and administrative expenses of $178,642 and research and development expenses of $29,007 during the nine-month period ended September 30, 2012.

We incurred interest expense of $10,295 during the nine-month period ended September 30, 2013 compared to $1,576 in interest expense during the same periods in the prior year. We recorded amortization of debt discount expense of $55,614 during the nine-month period ended September 30, 2013 as compared to no amortization expenses during the same periods in the prior year. We expensed a realized loss on trading securities of $114,752 during the nine-month period ended September 30, 2013 compared to no realized loss on trading securities during the same period in the prior year. We had other income of $3,920 during the nine-month period ended September 30, 2013 compared to other expenses of $418 during the same period in the prior year.

Our net loss for the nine-month period ended September 30, 2013 was $229,414 compared to $205,289 for the nine-month period ended September 30, 2012. The increases in our net loss was mainly due to amortization of debt discount expenses and charges related to realized losses on trading securities during the nine-month period ended September 30, 2013, as noted above.

Liquidity and Capital Resources

We had total current assets of $20,487 consisting of $9,136 in cash and cash equivalents, restricted cash of $43 and accounts receivable of $11,308 as of September 30, 2013 compared to total current assets of $199,660 at December 31, 2012. Our property and equipment, net of depreciation, were $255 at September 30, 2013 compared to $489 as of December 31, 2012.

We had total assets of $20,742 at September 30, 2013 compared to total assets of $200,149  at December 31, 2012.

We had total current liabilities of $125,903 as of September 30, 2013 consisting of $6,546 in accounts payable and accrued liabilities, outstanding convertible notes payable of $113,557 and deferred revenues of $5,800 compared to total current liabilities of $123,059 consisting of accounts payable and accrued liabilities of $31,941, related parties payable of $52,090, convertible notes payable of $33,228 and deferred revenues of $5,800 as of December 31, 2012.

In addition, we had long-term deferred revenues of $10,138 and $14,476 as of September 30, 2013 and December 31, 2012, respectively.

We had a negative working capital of $105,416 on September 30, 2013 compared to $76,601 on December 31, 2012. We had an accumulated deficit of $680,560 as of September 30, 2013 compared to $451,146 as of December 31, 2012. The Company is operating with limited capital. As a result, the Company is dependent on the procurement of additional financing to continue as a going concern.

We used net cash in our operating activities of $92,721 during the nine-month period ended September 30, 2013 compared to net cash used in our operating activities of $171,498 during the same period of the prior year. Our negative cash flow during the nine-month period ended September 30, 2013 was principally due to a net loss of $229,414, offset by a realized loss on trading securities of $114,752, depreciation expenses of $234 and expenses of $55,614 related to amortization of debt discounts. In addition, our cash flow from operating activities was negatively effected by an increase in accounts receivable of $11,308, a decrease in accounts payable and other current liabilities of $12,189, a decrease in related parties payable of $6,000, a decrease in the value of trading securities of $4,063, decrease in deferred revenues of $6,000 offset by an increase in other assets of $3,991.

During the nine months ended September 30, 2013, the Company generated $16,920 from its financing activities through the issuance of convertible notes in the amount of $6,900 and the issuance of a $10,020 non-convertible note.

Our investing activities provided us with proceeds of $63,545 through the sale trading securities. Due to our limited cash position, we believe that we have to raise additional funds to continue our operations for approximately the next three months. We believe we will require approximately $6,000 per month to maintain our operations for the next twelve months. We plan to raise additional capital through the sale of debt and/or equity, which sales may cause dilution to our then existing shareholders, moving forward if needed to support our ongoing operations and expenses. There can be no assurances that we will be able to raise additional capital in the future, and/or that such sales of securities will not be on unfavorable terms.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

None.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of September 30, 2013, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS Back to Table of Contents

During the three-month period ended September 30, 2013, we did not issue any restricted shares of common stock.

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

Exhibit No.	Description
3.1	Articles of Incorporation (Incorporated by reference from our Registration Statement on Form S-1 filed on October 19, 2010).
3.1.1	Certificate of Amendment of Certificate of Incorporation (Incorporated by reference from our Periodic Report on Form 8-K filed on March 1, 2012).
3.2	Bylaws (Incorporated by reference from our Registration Statement on Form S-1 filed on October 19, 2010).
4.1	Specimen ordinary share certificate (Incorporated by reference from our Registration Statement on Form S-1 filed on October 19, 2010).
10.6	Preliminary Agreement between the Registrant, BreedIT and Oded Sagee dated August 15, 2013, filed with the Registrant's Form 8-K on August 19, 2013.
10.7	Share Purchase Agreement between the Registrant, BreedIT and Oded Sagee dated October 20, 2013, filed with the Registrant's Form 8-K on October 21, 2013.
31	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Erez Zino, filed herewith.
32	Section 906 of the Sarbanes-Oxley Act of 2002 of Erez Zino, filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROGAMING PLATFORMS CORP.

/s/ Erez Zino

Erez Zino
Chief Executive Officer

/s/ Erez Zino

Erez Zino
Chief Financial Officer

November 8, 2013