Form 10-K
period 2013-12-31
BREEDIT CORP.
filed 2014-03-31
CIK 1498067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

 FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

Commission file number 333-168527

 BREEDIT CORP.
 (Exact Name Of Registrant As Specified In Its Charter)

Delaware	68-0080601
(State of Incorporation)	(I.R.S. Employer Identification No.)

40 Wall Street, 28th Floor, New York, NY	10005-1313
(Address of Principal Executive Offices)	(Postal Code)

Registrant's Telephone Number, Including Area Code: 1-866-483-9414

Securities Registered Pursuant to Section 12(g) of The Act: Common Stock, $0.0001

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☒

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

On March 25, 2014, the aggregate market value of the 61,412,583 shares of common stock held by non-affiliates of the Registrant was approximately $41,146,431 based on the asked price of the Registrant's common stock on March 25, 2014. On March 25, 2014, the Registrant had 85,987,583 shares of common stock outstanding.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒

Cautionary Statement regarding Forward-Looking Statements

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  These forward-looking statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology.  These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set out in the section hereof entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

These risks include, by way of example and not in limitation:

●	risks related to our ability to continue as a going concern;
●	the uncertainty of profitability based upon our history of losses;
●	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our projects;
●	risks related to our ability to fund our sales and marketing costs;
●	risks related to conducting business internationally due to our operations in Israel;
●	risks related to our ability to commercially exploit our IDSS technology into commercial products;
●	risks related to our ability to successfully prosecute and protect our intellectual property;
●	risks related to tax assessments; and
●	other risks and uncertainties related to our prospects, properties, and business strategy.

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

Our financial statements are stated in United States dollars (“US$”) and are prepared in accordance with United States generally accepted accounting principles (“GAAP”). In this Annual Report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the shares of our common stock. As used in this Annual Report, the terms "we," "us," "our," "BreedIT," the “Company” and the "Registrant" mean BreedIT Corp. unless the context clearly requires otherwise.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Formation and Background

We were incorporated on May 26, 2010, in the State of Delaware. Our authorized capital consists of 500,000,000 shares of our common stock (the “Common Shares”), par value of $0.0001. Our principal executive offices are currently located at the following address: 40 Wall Street, 28th Floor, New York, NY 10005-1313. Our telephone number is 1 (866) 483 - 9414. Our website is http://www.ibreedit.us

We were organized for the purpose of developing and marketing software for an online gaming platform and entering into licensing agreements with online game service providers in the United States and world-wide. Our gaming platform enabled our customers to offer games of skill using our platform as part of their member services. During our year ended December 31, 2011, we generated revenues of approximately $93,000, virtually all of which was from the sale of a single license to one customer. During our year ended December 31, 2012, our revenues declined to approximately $6,000. This decline and our inability to successfully market our online gaming platform led our management and principal shareholders to reevaluate our business plan during 2013. As part of management's reevaluation, the Company conducted discussions with certain of its principal shareholders and other persons in Israel, during which the Company was introduced to Dr. Oded Sagee, the founder of BreedIT Ltd, organized under the laws of the State of Israel ("BreedIT Israel").

Recent Corporate Developments

In our current report on Form 8-K filed August 19, 2013, we disclosed that we had entered into a preliminary agreement (the "Preliminary Agreement") with BreedIT Israel and its founder, Dr. Oded Sagee, pursuant to which we agreed to acquire 66.67% of BreedIT Israel's capital stock. Subsequently, we were issued 200 shares of BreedIT Israel’s capital stock ("Ordinary Shares") which represent 66.67% of BreedIT's outstanding Ordinary Shares with the founder, Dr. Oded Sagee owning the remaining 100 Ordinary Shares, representing 33.33% of the outstanding Ordinary Shares.

In connection with the Preliminary Agreement, we agreed with Dr. Sagee that prior to the execution of any definitive agreement, certain conditions had to be satisfied, including, but not limited to: (i) completion of due diligence reviews; (ii) obtaining requisite regulatory approvals; and (iii) the execution of the binding agreement by and between BreedIT Israel and a leading Israeli university granting BreedIT Israel the exclusive, world-wide license for a unique and highly sophisticated decision making software used for the purpose of advanced agriculture breeding (the"IDSS Software").

On October 21, 2013, we filed our Form 8-K report disclosing that the Registrant, BreedIT Israel and Dr. Sagee executed the definitive Share Purchase Agreement (the "SPA") which provided that we inject an initial investment of US$245,000 (the "Initial Investment") which the parties agreed should be sufficient to fund BreedIT Israel's operations during the ensuing twelve-month period. The Registrant and BreedIT Israel further agreed that the remaining US$755,000 of the US$1,000,000 investment amount be funded from time to time, based upon BreedIT Israel's financial needs during the twelve-month period. The closing of the SPA was subject to the execution of the binding License Agreement between BreedIT Israel and the leading Israeli academic institution (the "Licensor"), which closed on October 24, 2013.

Consideration for the purchase was paid by us through issuance of BreedIT Corp. Common Stock and Class A/B Options, the fair market value of the Tangible/Intangible Assets acquired, as of the valuation date, was determined to be $849,671 and the excess fair value of the assets over the fair value of the identifiable assets owned at closing of $630,880 was booked as goodwill. As the company is not generating income from the software sales yet and to ensure the asset is carried at no more than the recoverable amount, $630,880 or entire goodwill amount was impaired to expense during Q4 of 2013.

On November 8, 2013, our board of directors authorized the filing with the State of Delaware of a Certificate of Amendment to its Certificate of Incorporation changing our name from Progaming Platforms Corp. to BreedIT Corp. On January 14, 2014, Mr. Yoel Yogev, the Registrant's newly-appointed Chief Executive Officer, accepted his appointment to become a member of the Registrant's Board of directors. The Registrant's Board of directors is now comprised of Mr. Itschak Shrem, Chairman, Dr. Ben-Zion Weiner, director, Mr. Erez Zino, director, and Mr. Yoel Yogev, director. On February 27, 2014, the Company announced that it had successfully completed the raise of the US$1,000,000 required under its agreements with BreedIT Israel.

The Registrant and BreedIT Israel believed and continue to believe that the IDSS Software has significant commercial applications for the advancement of successful agricultural breeding programs world-wide.

Seed Development and the Breeding Process

In order to enhance agricultural production on a continuing basis, increasing yield and developing disease-resistant crops, many series of steps are taken in the modern breeding process, including the following:

•  Development of functional markers: DNA components of genes are analyzed and recognized as markers that breeders can use to determine which plants should be used to breed the next generation of high-performing plants;
•  Development of parental stock: With improved parental stock, an offspring plant will be more resilient against insect and disease damage, while improving growth and yield;
•  Quality control: Breeders realize the process of growing crops differs between seed and food production. Therefore, they maintain the highest standards for quality and germination of their seed production; and
•  Back office support: This is a critical part of the process where an inventory of a plant’s genes is created to track and log the activity of those genes.

The problem that breeders often confront is that data is created at a pace more quickly than it can be analyzed and properly utilized. As a result, seed companies have become increasingly dependent upon third-party technology and software so as to provide them with the ability to analyze, interpret and apply the significant amount of data they collect and/or is provided to them by third parties. Notwithstanding the forgoing, many of the computational tools utilized by the companies and academic institutions engaged in agricultural breeding and research often lack requisite information, industry standard design principles, scalability. In addition the information and other tools available to breeders and researchers often are not sustainable beyond the specific project they were meant to support. This results in many persons and entities engaged in the breeding industry lacking effective data, planning, reporting and intelligent decision making support systems to effectively support their breeding operations and business as well as foster their growth and profitability.

We believe that breeders and researchers need modern integrative and cost effective solutions to enable them to reduce their product development time and expense and improve their success ratio. For seed companies and public breeding programs, it is well-established that information technology can increase efficiency and success by enhancing the management and analysis of existing plant breeding data, thereby facilitating correct decision making processes.

Our IDSS Software

BreedIT's agro-breeding technology, developed at The Robert H. Smith Faculty of Agriculture, Food & Environment of the Hebrew University of Jerusalem by a team led by Professor Haim Rabinowitch, was found to be suitable for integration with the Company's current software technology. Designed by breeders and software engineers for the purpose of optimizing their breeding procedures, we believe that BreedIT's state-of-the-art Intelligent Decision Support System (IDSS) for agro-breeding is equal to the most advanced technology solutions for plant breeders and researchers available in the market today.

With our transition from being a provider of online gaming software to the developer and provider of an intelligent decision support system ("IDSS") utilized by the agriculture breeding industry, we were able to utilize our software programming expertise. Our business efforts are now being directed toward offering our IDSS Software program to a wide variety of users engaged in plant breeding, primarily within the seed industry. We plan on marketing our IDSS Software to agro-breeders, providing them with the ability to better plan, manage and analyze their breeding data and to perform research activities quickly and effectively so as to significantly increase production and plant quality.

It is well-known in the agriculture industry that breeders devote significant amounts of time and resources into developing new and improved plant breeds the process can be data intensive, time consuming, costly and complex. We firmly believe that our IDSS Software provides breeders with a cost-effective and environmentally friendly software solution for plant breeding that will facilitate the development of improved genotypes used for floriculture, forestry and medicinal plants among other uses.

BreedIT further believes that its state-of-the-art IDSS Software system will materially assist professional breeders throughout the breeding process, from the initial selection of the most suitable genetic resources to the selection of the most promising and compatible parent lines required for sophisticated and successful hybrid production of plants with increased tolerance to biotic and abiotic stress. IDSS can be customized to meet the needs of virtually any breeder according to the nature of their crop and breeding goals. IDSS is designed to reduce breeder product development efforts, time and expense by providing services from the simple review of the breeder's historical data, planning, design, field work, collection of information and data analyses by, among other things, facilitating communication between all parties involved in the breeding process, including specialists in Phytopathology, Molecular Biology, Agronomy, and field or laboratory trials in the service of the breeders.

BreedIT's proprietary IDSS Software platform has been tested and implemented at a number of international seed companies with operations in Israel. Our management believes that IDSS provides an established platform solution. IDSS  a single software package providing seed breeders with the ability to manage variety and pedigree information, design trials, as well as aid in field operations, and analyze and store data eliminating time lost from transferring data between applications. This relational database allows researchers to quickly summarize variety performance across locations and time, permitting virtually instant retrieval of all data recorded for a specific genotype, rather than manually searching through hundreds or even thousands of individual files.

As a result, researchers using IDSS can be far more productive and effective by being able to devote their time and effort to the critical extraction and interpretation of data. This, in turn, should improve the likelihood of successfully developing and releasing new and/or improved breed varieties capable of generating revenues in a more expeditious manner than previously available.

The advanced features of BreedIT's IDSS Software include:

•
Plant modules: Based on the BreedIT group experience, plant modules create new and improved varieties exhibiting quality traits. These varieties are being developed using our IDSS Software with both traditional and advanced breeding methods, employing techniques such as marker-assisted selections, plant physiology, biochemistry and phytopathology;

•
Phytopathology - Our research team is able to identify and make available to breeders using IDSS new sources of resistance to fungal pathogens, viruses and pests, as well as develop new techniques for the efficient evaluation of plant response to inoculation by diseases and pests. Research encompasses bacterial, fungal and viral diseases, as well as nematodes and Bemisia (white fly);

•
Plant Biology - IDSS assists breeders or scientists utilizing our advanced technologies to create new traits and produce new plant varieties or animal types with valuable properties, both through classical genetic methods and by marker-assisted breeding. Based on tools developed by our breeding team and breeders using IDSS, the genetic base of the product development pipeline can be increased. Our team using IDSS has developed an array of molecular markers for more rapid identification of desired traits in individual plants;

•
Breeding Trials - Breeders conduct scores of trials each year to select parent and hybrid combinations that best meet the growers’ and the seed companies’ needs, with many trials taking place on-site in customers' fields in Israel, Turkey , Spain, France, Holland, Italy, Belgium and Mexico, all assisted by BreedIT's IDSS Software; and

•	Breeding Projects - Future directions of the breeding team which will be added annually to the BreedIT IDSS Software include:
(i) (ii)
Development of tomato, or other vegetable varieties displaying: increased anti-oxidative agents, improved flavor of high-yielders, heat-tolerance in greenhouses, disease-resistant and adaptation to specific regions;
Development of rootstocks for grafting;

(iii)	Breeding indeterminate hybrids: characterized by large, high quality, Roma-shaped fruit with long shelf-life; and
(iv)	Breeding of cluster (truss) tomatoes or other vegetables with tasty fruits of different sizes, shapes and colors.

Our Target Markets

We seek to become a worldwide leading provider of a state-of-the-art software program for breeders, providing agro-breeding information technologies and decision support in an integrated system. We believe our IDSS Software provides a complete solution for seed or breeding companies with ongoing knowledge and support using the following IDSS features and capabilities:
- Knowhow- Breeding based on the information and technology developed by Rabinowitch Group and our Licensor;
- IDSS IT Software;
- IDSS Software support and system maintenance;
- Preliminary analysis consisting of IDSS configuration, system installation and training;

- Breeding support consisting of agriculture consultation, software adaptation;
- Marketers who assist in selling, testing, analyzing, statistics and consulting services;
- Professional courses; and
- Remote learning services

We intend to sell our IDSS Software to seed breeders, government agencies and researchers, together with o ongoing enhancement, maintenance and knowledge support including cloud capabilities and pay-per-use availability. Based on our experiences in selling our IDSS Software in Israel, we expect that our IDSS Software solution will permit us to penetrate significant markets world-wide, providing users with an additional module for their existing software.

Alliances:  BreedIT plans to enter into agreements with breeders to facilitate the cultivation of new and improved seed breeds and participate through royalties from the sale of seeds. We also plan to establish national and international alliances with major seed companies providing them with access to knowledge and proprietary technology developed by our Licensor, for which we have exclusive, world-wide rights.

BreedIT Learning Center (CITLC): We plan to offer our clients/customers with a total customer support package which will include, among other services, the following:

- Consultation support for our breeder and researcher customers - Our CITLC service group is designed to maintain close and continuing support with our customers, enhancing our ability to identify and resolve their requirements/needs and provide appropriate remedial computerized solutions that are practical for our customers to apply to satisfy their respective needs.

- Academic courses: CITLC will offer courses on "Plant Varieties Breeding Information Technologies" utilizing our BreedIT Software as a model for our customers breeding programs, management by taking into consideration both theoretical and practical issues related to breeding program management. - Workshops and lectures: We plan on offering on a periodic basis workshops and lectures to our customers and prospective customers for the purpose of updating customers/users, which shall primarily include breeders and researchers, providing new and emerging technical advancements in breeding programs generally and in our IDSS Software specifically.  Our workshops and lectures will address database management and handling and the advanced computer-based technology system offered by IDSS to support both basic genetic research and applied plant breeding.

Medical cannabis:  BreedIT will expand its capabilities to include medical plants, initially commencing with improved breeding of Medical cannabis. Medical cannabis traits that can be developed using our IDSS Software include:

General Traits		Floral Traits
1.	Size and Yield	1.	Shape
2.	Vigor	2.	Form
3.	Adaptability	3.	Calyx Size
4.	Hardiness	4.	Color
5.	Disease and Pest Resistance	5.	Cannabinoid Level
6.	Maturation	6.	Taste and Aroma
7.	Root Production	7.	Persistence of Aromatic Principles and Cannabinoids
8.	Branching	8.	Trichome Type
9.	Sex	9.	Resin Quantity and Quality
		10.	Resin Tenacity
		11.	Drying and Curing Rate
		12.	Ease of Manicuring
		13.	Seed Characteristics
		14.	Maturation
		15.	Flowering
		16.	Ripening
		17.	Cannabinoid Profile

Marketing/Advertising Strategy

We plan to market our IDSS Software and services through a sophisticated sales and marketing strategy designed to identify key potential customers that meet our specific customer profile. Following initial review and approval by our sales and marketing team, we intend to make direct contact with the appropriate departments and personnel at said prospective customers, we also plan to attend industry trade shows in Israel and world-wide, presenting our IDSS Software in order to generate new customers and potential customers. Part of our sales and marketing plan is to enter into license agreements with established seed companies, as sub-licensees having sufficient resources and professional commitment to be able to successfully implement and apply our IDSS Software.

Competition

Competition in the seed monitoring software industry in the US and internationally is intense. We face direct competition from other seed companies, specialized software companies as well as subsidiaries or other affiliates of chemical, pharmaceutical and biotechnology companies. Virtually all of our competitors have far longer operating histories with far greater resources, both financial and personnel, and established customer bases. There can be no assurance that we will be able to successfully establish and maintain a significant customer base, if at all.

At present, there are six large multinational corporations, Monsanto, DuPont, Bayer, Dow, Syngenta and BASF that dominate the seed market applying their proprietary seed breeding monitoring software solutions which are tailored for their specific needs. While we believe that our competitors proprietary breeding monitoring software solutions are out-dated, are not suitable to be marketed  to third- party use and lack the advanced features of our IDSS Software, their can be no assurance that we will be able to successfully compete with these six large multinational corporations.

Other than the major multi-nationals, and to a lesser extent our other competitors are represented by a few software companies including: Doriane, Agronomix, Agriconnection and Phenome, as well as breeding monitoring software solutions offered by various academic institutions. We believe that none of these competitors offer comprehensive integrated solutions represented by IDSS that includes solutions that can be delivered on an online and interactive basis with the ability to transfer specifically designed solutions with our breeding know-how and ongoing customer support.

Our Competitive Advantage

Our IDSS Software technology is based on 30 years of research conducted in one of the world’s leading academic institutions, the Robert H. Smith Faculty of Agriculture, Food & Environment of the Hebrew University of Jerusalem by a team led by Professor Haim Rabinowitch, an agriculture department that has is recognized for having generated some of the world's finest and best sold seeds used in breeding tomatoes.

We believe that our unique IDSS Software system will allow small breeders to compete with much larger corporations through access to a cloud-based breeding monitor system. Our system should significantly improve the efficiencies and productive capabilities of smaller breeders and allow them to compete more effectively with the dominant entities presently dominating the market of breeding seeds.

We provide software for the management of plant breeding that includes the management of seed related information of companies and institutions working with many seed varieties. This horticultural-specialized management software performs maintenance, evaluation and characterization of genetic material for plant breeding processes.  We believe that our IDSS Software provides an efficient, advanced and expert data-management tool for dispensing specifically designed breeding information and knowledge to our customers.

Our IDSS Software product includes the following competitive components and features:
 (i) Software Modules with the following features: Parent’s Pool, Field Outlay, Genetic Markers, Breeding Planning, Introductions, Hybrids, Resistances, Gene Pool, Report; and (ii) Modules under development such as: Statistics, Images, Barcodes, Genetically Modified Genes, Additional Input Devices Interfaces.

Dependence on One or a Few Major Customers

Due to the nature of our IDSS Software system and the size of its potential market, we do not anticipate that we will become dependent on one or a few major customers. We expect that our IDSS platform will be used by a wide variety of breeders across the agriculture breeding industry.

Employees

Other than our current directors and officers, we employ consultants to provide technical R&D and software development services.

ITEM 1A. RISK FACTORS

Risks Relating to Our Lack of Operating History and Industry

Our business is at an early stage of development and we may not be able to successfully commercialize our IDSS Software.

The success of our business is dependent on our ability to continue to develop and successfully market our IDSS Software, and to secure and maintain licensing agreements with customers in the US and internationally. Our ability to achieve these goals is unproven, and the lack of operating history makes it difficult to validate our business plan. In addition, the success of our business plan is dependent upon acceptance of our platform by the seed industry. Should the target markets not be as responsive as we anticipate, we will not have in place alternate services or products that we can offer to ensure our continuing as a going concern.

Management believes that it currently has sufficient funds to continue our planned activities at least through the first half of 2014, evidenced by our ability to raise capital from private investors to fund our acquisition of 66.67% of BreedIT Israel. We also expect to continue to incur operating losses in future periods. These losses will occur because we do not yet have revenues to offset the expenses associated with the continuing development and marketing of our software and the administrative costs associated with being a public company with reporting obligations under the Exchange Act. There can be no assurance that we will ever be successful in generating significant revenues in the future. We recognize that if we are unable to generate significant revenues, we will not be able to earn profits or continue operations.

We have only a limited operating history which includes operating losses; we may not ever achieve revenues or operating profits.

We have a limited operating history and have only generating operating losses from inception to date. We anticipate generating losses until we are able to generate significant revenues from the sale or license of our IDSS Software. We do not anticipate generating significant revenues before the second half of 2014 or early 2015. Therefore, we may be unable to continue operations in the future as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should we be unable to continue as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

We have a going concern note indicating the possibility that we may not be able to continue to operate.

Our audited financial statements for the year-ended December 31, 2013 contained in this Annual Report include a going concern note, which raises a substantial doubt about the Company’s ability to continue as a going concern. As a result, notwithstanding our ability to raise capital to fund the purchase of our interest in BreedIT Israel, we may nevertheless face difficulty in obtaining additional funding, if and when necessary, at terms satisfactory to the Company, if at all.  There can be no assurance that we will ever achieve any significant revenues or profitability. The revenue and income potential of our proposed business and operations are unproven, and the lack of operating history makes it difficult to evaluate the future prospects of our business.

We have a limited operating history on which investors may evaluate our operations and prospects for profitable operations.

We were incorporated on May 26, 2010 and completed our acquisition of 66.67% of our operating subsidiary, BreedIT Israel on October 24, 2013. We currently have no agreements to sell our IDSS Software in order to generate revenues. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any significant operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

Our business plan may be unsuccessful.

The success of our business plan is dependent on our ability to develop successfully and market our IDSS Software as well as securing licensing agreements with seed breeding companies. Our ability to develop software for this market is unproven, and the lack of operating history makes it difficult to validate our business plan. In addition, the success of our business plan is dependent upon acceptance of our software by seed breeders. Should the target market not be as responsive as we anticipate, we will not have in place alternate services or products that we can offer to ensure our continuing as a going concern.

Our revenues may be sensitive to fluctuations in demand for our products.

Our revenues earnings can be negatively impacted by declining demand brought on by varying factors, many of which are out of our control. In addition, demand for our software could be influenced by supply and quality issues or for any other reason, including products of competitors that might be considered superior by end users.

Because our potential clients operate in the seed business which is highly seasonal, our revenues, cash flows from operations and operating results may fluctuate on a seasonal and quarterly basis.

We expect that the majority of our revenues will be generated from clients who operate in the seed business. The seed business is highly seasonal. Our business may therefore be considered seasonal in nature which may result in significant fluctuations in our working capital during the growing and selling cycles. We expect to experience, significant variability in net sales, operating cash flows and net income on a quarterly basis.

We face intense competition, and our inability to compete effectively for any reason could adversely affect our business.

The seed market is highly competitive, and our IDSS Software program may face competition from a number of small companies, as well as large agricultural and biotechnology companies. We compete primarily on the basis of the advanced features that we believe are incorporated in our IDSS Software as well as online and interactive customer service and price advantages. Many of our competitors are, or are affiliated with, large diversified companies that have substantially greater marketing and financial resources than we have. These resources give our competitors greater operating flexibility that, in certain cases, may permit them to respond better or more quickly to changes in the industry or to introduce new products more quickly and with greater marketing support. Increased competition could result in lower profit margins, substantial pricing pressure, and lower operating cash flows. Price competition, together with other forms of competition, could have a material adverse effect on our business, financial position, results of operations and operating cash flows.

We may depend on third-party distributors who may not effectively distribute our IDSS Software products.

We may depend, in part on, third-party distributors and strategic relationships for the marketing and selling of our IDSS product. We may depend on these distributors' efforts to market our product, yet we are unable to control their efforts completely. In addition, we are unable to ensure that our distributors comply with all applicable laws regarding the sale of our product. If our distributors fail to effectively market and sell our product, and in full compliance with applicable laws, our operating results and business may suffer.

The demand for our IDSS Software may not develop as we anticipate, and therefore our continued research and development activities with respect to our software may be adversely affected.

There are a number of challenges to market acceptance of our IDSS Software. Demand for our software might never materialize and we may not be able to profit from our continued research and development activities relating to our software or any commercial applications that we expect to derive therefrom. Even if our IDSS Software conforms to applicable quality standards, potential sales could be adversely affected if customers in our target markets lose confidence in the safety, efficacy and quality of our software. Adverse publicity, if any, about our software may discourage seed breeders from utilizing our unproven software. Any of these developments could adversely impact the future amount of our revenues, which would adversely impact our results of operations.

The loss of key employees or the failure to attract qualified personnel could have a material adverse effect on our ability to run our business.

The loss of any of our current executives, key employees or key advisors, or the failure to attract, integrate, motivate and retain additional key employees, could have a material adverse effect on our business. Any employee could leave our employ at any time if he chose to do so. We do not carry "key person" insurance on the lives of any of our management team. As we develop additional capabilities, we may require more skilled personnel who must be highly skilled and have a sound understanding of our industry, business or processing requirements. Recruiting skilled personnel is highly competitive. Although to date we have been successful in recruiting and retaining qualified personnel, there can be no assurance that we will continue to attract and retain the personnel needed for our business. The failure to attract or retain qualified personnel could have a material adverse effect on our business.

We may not be able to manage expansion of our operations effectively.

We expect our operations to grow rapidly in the future because of our belief in the advantages of our IDSS Software, of which there can be no assurance. We may also be required to expand our business through acquisition of synergistic companies and technologies. These efforts, to the extent necessary, will, in all likelihood, require the addition of employees, expansion of facilities and greater oversight, perhaps in diverse locations. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, execute on our business strategies or respond to competitive pressures, and we may have difficulties maintaining and updating the internal procedures and the controls necessary to meet the planned expansion of our overall business.

Our management will also be required to maintain and expand our relationships with customers as well as attract new customers. We expect that our sales and marketing costs will increase as we grow and increase our sales efforts in new and existing markets. Our current and planned operations, personnel, systems and internal procedures and controls may not be adequate to support our future growth.

We may need to raise additional capital in the future.

We believe our current cash and cash equivalents on hand will be sufficient to finance anticipated capital, financing and operating requirements for the next twelve months. However, if we elect to aggressively pursue our growth strategies, whether through acquisitions or organic growth, we may need additional capital to fund these strategies.

If we are required to raise additional capital in the future, such additional financing may not be available on favorable terms, or available at all, may be dilutive to our existing stockholders if such funding is in the form of equity financing or, if in the form of debt financing, may contain restrictions on the operation of our business or conversion features that are also dilutive to our existing stockholders. If we fail to obtain additional capital as and when required, such failure could have a material adverse impact on our business, results of operations and financial condition.

Changes in government policies and laws could adversely affect US and international sales and therefore our financial results.

Our financial results could be affected by changes in trade, monetary and fiscal policies, laws and regulations, or other activities of U.S. and non-U.S. governments, agencies and similar organizations. These conditions include but are not limited to changes in a country's or region's economic or political conditions, trade regulations affecting production, pricing and marketing of agriculture products generally and medical cannabis in particular, changing climate conditions, local labor conditions and regulations, reduced protection of intellectual property rights in some countries, changes in the regulatory or legal environment, burdensome taxes and tariffs and other trade barriers. International risks and uncertainties, including changing social and economic conditions as well as terrorism, political hostilities and war, which could lead to reduced distribution of our IDSS Software or reduced demand from customers and potential customers in such affected areas, resulting in reduced profitability or losses associated with such sales.

We are subject to risks associated with doing business globally.

Our operations, both inside and outside the United States, are subject to risks inherent in conducting business globally and under the laws, regulations and customs of various jurisdictions and geographies. Although we intent to sell our software to various regions of the world. Our operations are subject to special risks and restrictions, including: fluctuations in currency values and foreign-currency exchange rates; exchange control regulations; changes in local political or economic conditions; governmental pricing directives; import and trade restrictions; import or export licensing requirements and trade policy; restrictions on the ability to repatriate funds; and other potentially detrimental domestic and foreign governmental practices or policies affecting U.S. companies doing business abroad, including the Foreign Corrupt Practices Act and the trade sanctions laws and regulations administered by the U.S. Department of the Treasury's Office of Foreign Assets Control. Acts of terror or war may impair our ability to operate in particular countries or regions, and may impede the flow of goods and services between countries. Customers in weakened economies may be unable to purchase our products, or it could become more expensive for them to purchase imported products in their local currency, or sell their commodity at prevailing international prices, and we may be unable to collect receivables from such customers. Further, changes in exchange rates may affect our net income, the book value of our assets outside the United States, and our shareholders' equity. Failure to comply with the laws and regulations that affect our global operations could have an adverse effect on our business, financial condition or results of operations.

Environmental regulation could negatively impact our business.

As a Company providing software solutions almost exclusively to agricultural breeders, we may be indirectly subject to evolving environmental laws and regulations by federal and state governments in the US and governments internationally. As a software company, we do not believe that we are or will become subject to environmental laws and regulations, the following federal laws and regulations applicable to the agriculture industry include, among others, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Federal Insecticide, Fungicide and Rodenticide Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Federal Seed Act, and current and potentially new regulations of the FDA.

Risks Relating to Our Business

Our executive officers and directors have significant voting power and may take actions that may be different than actions sought by our other stockholders.

Our officers and directors own approximately 18% of the outstanding shares of our common stock. These stockholders will be able to exercise significant influence over all matters requiring stockholder approval. This influence over our affairs might be adverse to the interest of our other stockholders. In addition, this concentration of ownership could delay or prevent a change in control and might have an adverse effect on the market price of our common stock.

Our officers and directors are located in Israel and our assets may also be held from time to time outside of the United States.

Since all of our officers and directors are currently located in and/or are residents of Israel, any attempt to enforce liabilities upon such individuals under the U.S. federal securities and bankruptcy laws may be difficult. In accordance with the Israeli Law on Enforcement of Foreign Judgments, 5718-1958, and subject to certain time limitations (the application to enforce the judgment must be made within five years of the date of judgment or such other period as might be agreed between Israel and the United States), an Israeli court may declare a foreign civil judgment enforceable if it finds that:
-  the judgment was rendered by a court which was, according to the laws of the State in which the court is located, competent to render the judgment;
- the judgment may no longer be appealed;
- the obligation imposed by the judgment is enforceable according to the rules relating to the enforceability of judgments in Israel and the substance of the judgment is not contrary to public policy; and
- the judgment is executory in the State in which it was given.

An Israeli court will not declare a foreign judgment enforceable if:
-  the judgment was obtained by fraud;
-  there is a finding of lack of due process;
-  the judgment was rendered by a court not competent to render it according to the laws of private international law in Israel;
-  the judgment is in conflict with another judgment that was given in the same matter between the same parties and that is still valid; or
-  the time the action was instituted in the foreign court, a suit in the same matter and between the same parties was pending before a court or tribunal in Israel.

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

We may not be able to raise the required capital to conduct our operations and develop and commercialize our IDSS Software product.

We were incorporated on May 26, 2010. We have not generated any significant revenues. Although we have commenced our new business plan to sell our IDSS Software, we may not be able to execute our business plan. If we do not generate any significant revenues during the remainder of 2014 and into 2015, we will undoubtedly require additional financing in order to establish and maintain profitable operations. Such additional financing, if required, may not be forthcoming. Even if additional financing is available, it may not be available on terms we find favorable. Failure to secure any needed additional financing may have a serious effect on our company's ability to survive. At this time, there are no anticipated additional sources of funds in place.

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

Currently, our business is focused on the development and marketing of our IDSS Software. We do not have any other lines of business or other sources of revenue if we are unable to successfully implement our business plan. Our lack of business diversification could cause you to lose all or some of your investment if we are unable to generate revenues by the operation of the gaming platform since we do not have any other lines of business or alternative revenue sources.

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

The commercialization of our IDSS Software will be delayed if third parties fail to enter into sales and/or licensing agreements with us.

We intend to enter into sales and/or licensing agreements for our IDSS Software. We have not yet entered into any sales or licensing agreements.  We may not be successful in entering into any sales and/or licensing agreement. If we are unable to enter into sales and/or licensing agreements, we may not be able to commercialize our IDSS Software product and therefore not generate any revenues.

We depend on market acceptance of our IDSS Software product. If our platform does not gain market acceptance, our ability to compete will be adversely affected.

Our success will depend in large part on our ability to successfully market our IDSS Software. Although we intend to highlight the distinction between our software and that of our competitors, no assurances can be given that we will be able successfully to promote our software or achieve acceptance from the seed breeders that are our target market. Moreover, failure successfully to commercialize our software on a timely and cost-effective basis will have a material adverse effect on our ability to compete in our targeted market.

We are a small company with limited resources compared to some of our current and potential competitors and we may not be able to compete effectively and increase market share.

Most of our competitors have longer operating histories, significantly greater resources, name recognition and a larger base of customers than we have. As a result, these competitors have greater credibility with our potential customers. They also may be able to adopt more aggressive licensing policies and devote greater resources to the development, enhancement, promotion, and sale of their products and services than we can to ours.

Failure to meet customers’ expectations or deliver expected performance could result in losses and negative publicity, which would harm our business.

If our software fails to perform in the manner expected by our licensees, then our revenues may be delayed or lost due to adverse customer reaction. In addition, negative publicity about us and our software product could adversely affect our ability to attract or retain licensees. Furthermore, disappointed customers may initiate claims for damages against our licensees and us, regardless of our responsibility for their disappointment.

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

Risks Relating to Operating in Israel

We conduct our operations in Israel and therefore our results may be adversely affected by political, economic and military instability in Israel or the Middle East.

Our subsidiary offices and our officers and directors are located in Israel.  Accordingly, political, economic and military conditions in Israel and the Middle East may directly affect our business.  Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors.  Any hostilities involving Israel or the interruption or curtailment of trade within Israel or between Israel and its trading partners could adversely affect our operations and could make it more difficult for us to raise capital.  Since September 2000, terrorist violence in Israel has increased significantly and negotiations between Israel and Palestinian representatives have not achieved a peaceful resolution of the conflict.  The establishment in 2006 of a government in Gaza by representatives of the Hamas militant group has created additional unrest and uncertainty in the region.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our Principal Executive Offices

We do not own any real property. We currently maintain our corporate office at 40 Wall Street, 28th Floor New York, NY 10005-1313. We do not pay monthly rent for use of this space. This space is sufficient until we actively commence our sales and marketing efforts. At such time, we believe that adequate facilities we be available at terms satisfactory to the Company.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTER

Market Information

Our Common Shares are traded on the over-the-counter market and quoted on the OTCQB under the symbol “BRDT.” On March 25, 2014, the closing price for our shares of common stock as reported on the OTCQB was $0.67. The high and the low bid prices for our shares of common stock are based on inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. The table below sets forth the range of high and low bid information for our shares of common shares as quoted on the OTCQB for each of the quarters during the fiscal year ended December 31, 2013, 2012 and 2011. This information has been adjusted to reflect the 10-for-1 forward stock split that was effective March 2, 2012.

	Fiscal 2013		Fiscal 2012		Fiscal 2011
	High	Low	High	Low	High	Low
First Quarter ended March 31	$0.10	$0.03	$0.35	$0.13	$--	$--
Second Quarter ended June 30	$0.06	$0.01	$0.28	$0.16	$--	$--
Third Quarter ended September 30	$0.06	$0.01	$0.17	$0.15	$0.22	$0.14
Fourth Quarter ended December 31	$0.19	$0.04	$0.16	$0.10	$0.23	$0.11

Holders of our Common Shares

As of March 28, 2014, there were 62 registered stockholders holding 85,987,583 common shares.

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

Securities Authorized for Issuance under Equity Compensation Plans

As of year-end, we did not have an equity compensation plan. The company intends to adopt a plan during the first quarter of 2014.

Recent Sales of Unregistered Securities; Use of Proceeds from Sale of Registered Securities

During fiscal year 2011, the Company issued a total of 400,000 restricted shares as follows:

In April 2011, the Company sold 150,000 restricted shares to Guy Levinson and 250,000 restricted shares to Shlomo Sharbat, both are non-US private investor, for $40,000.

During fiscal year 2012, the Company issued a total of 1,797,055 restricted shares as follows:

On March 18, 2012, the Company issued 25,000 restricted shares of common stock in consideration for financial advisory services provided to the Company. The shares were valued at $7,950 based on the closing price of the Company's common stock on the date of grant.

On March 13, 2012, the Company issued 30,000 restricted shares of common stock in consideration for investor relations (IR) services provided to the Company. The shares were valued at $7,500 based on the closing price of the Company's common stock on the date of grant.

On May 6, 2012, the Company issued 15,000 restricted shares of common stock in consideration for professional services provided to the Company. The shares were valued at $5,250 based on the closing price of the Company's common stock on the date of grant.

On July 2, September 3 and September 19, 2012, the Company issued a total of 498,000 restricted shares of common stock in consideration for professional services provided to the Company. The shares were valued at $82,170 based on the closing price of the Company's common stock on the date of grant.

On December 29, 2012, the Company issued 1,229,055 restricted shares of common stock in consideration for share exchange between the company and Gefen Biomed Investments, a publicly traded company. The shares were valued at $190,504 based on the closing price of the Company's common stock on the date of grant.

During fiscal year 2013, the Company issued restricted shares and warrants as follows:

From October 16, 2013 through December 30, 2013, the Company sold to 22 non-US private accredited investors, a total of 15,750,260 units for cash consideration of $787,513 at a price of $0.05 (the "Units"), each unit comprised of one share of common stock, one class A warrant with 18 months term and one class B warrant with 24 month term, exercisable at a price of $0.055 and $0.065 respectively; of this total 4,500,000 units were sold to directors and officers. The relative fair value of the stock with embedded warrants was $246,084 for the common stock, $266,967 for class A warrants and $274,462 for class B warrants.

On November 1, 2013 the Company issued 300,000 restricted shares of common stock in consideration for investor relations (IR) services provided to the Company. The shares were valued at $19,500 based on the closing price of the Company's common stock on the date of grant.

On November 18, 2013 the Company issued 1,000,000 restricted shares of common stock and 1,000,000 warrants with a term of 18 months, exercisable at $0.05 per share in consideration for investor relations (IR) services provided to the Company. The shares were valued at $112,000 based on the closing price of the Company's common stock on the date of grant. The warrants were valued using the Black-Scholes model with 117% volatility and 0.22% discount rate for a total of $78,861.

On November 19, 2013 the Company issued 1,600,000 restricted shares of common stock and 600,000 warrants with a term of 18 months,  exercisable at $0.05 per share in consideration for investor relations (IR) services provided to the Company. The shares were valued at $182,400 based on the closing price of the Company's common stock on the date of grant. The warrants were valued using the Black-Scholes model with 117% volatility and 0.22% discount rate for a total of $47,316.

On December 10, 2013 the Company issued 350,000 restricted shares of common stock in consideration for investor relations (IR) services provided to the Company. The shares were valued at $42,000 based on the closing price of the Company's common stock on the date of grant.

On November 18, 2013 the Company issued 375,000 warrants with a term of 18 months, exercisable at $0.05 per share in consideration for investor relations (IR) services provided to the Company. The warrants were valued using the Black-Scholes model with 117% volatility and 0.22% discount rate for a total of $29,573.

During 2013 three shareholders converted $18,200 of debt and $2,972 of accrued interest to 1,058,602 shares at a conversion price of $0.02 per share. The conversion occurred within the terms of the convertible note agreements with no gain or loss recorded.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchases

During the fourth quarter of the fiscal year ended December 31, 2013, neither we nor any “affiliated purchaser,” as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

During the year ended December 31, 2013, the Company issued the following restricted securities to “affiliated purchasers:"

On October 16, 2013 the Company sold to Yoel Yogev, CEO, a total of 2,000,000 units for cash consideration of $100,000 at a price of $0.05 (the "Units"), each unit comprised of one share of common stock, one class A warrant and one class B warrant, exercisable at a price of $0.055 and $0.065 respectively. The relative fair value of the stock with embedded warrants was $44,394 for the common stock, $27,128 for class A warrants and $28,478 for class B warrants.

On December 5, 2013 the Company sold to Oded Gilboa, CFO, a total of 500,000 units for cash consideration of $25,000 at a price of $0.05 (the "Units"), each unit comprised of one share of common stock, one class A warrant and one class B warrant, exercisable at a price of $0.055 and $0.065 respectively. The relative fair value of the stock with embedded warrants was $7,119 for the common stock, $8,838 for class A warrants and $9,043 for class B warrants.

On November 10 and December 29, 2013 the Company sold to Itschak Shrem, Chairman, a total of 2,000,000 units for cash consideration of $100,000 at a price of $0.05 (the "Units"), each unit comprised of one share of common stock, one class A warrant and one class B warrant, exercisable at a price of $0.055 and $0.065 respectively. The relative fair value of the stock with embedded warrants was $19,768 for the common stock, $39,928 for class A warrants and $40,305 for class B warrants.

On December 30, 2013 the Company sold to Ben Zion Weiner, Director a total of 1,000,000 units for cash consideration of $50,000 at a price of $0.05 (the "Units"), each unit comprised of one share of common stock, one class A warrant and one class B warrant, exercisable at a price of $0.055 and $0.065 respectively. The relative fair value of the stock with embedded warrants was $10,258 for the common stock, $19,781 for class A warrants and $19,961 for class B warrants.

On November 24, 2013 the Company sold to Yahali Sherman, CTO of BreedIT Ltd. a total of 1,400,000 units for cash consideration of $70,000 at a price of $0.05 (the "Units"), each unit comprised of one share of common stock, one class A warrant and one class B warrant, exercisable at a price of $0.055 and $0.065 respectively. The relative fair value of the stock with embedded warrants was $16,822 for the common stock, $26,395 for class A warrants and $26,784 for class B warrants.

ITEM 6. SELECTED FINANCIAL DATA

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

On July 10, 2011, we executed a license agreement with GT-SAT International S.A.R.L ("GT-SAT"), a corporation organized under the laws of Luxemburg.  Such license agreement granted GT-SAT a non-exclusive right to develop websites and offer online games based on our proprietary gaming platform in Europe, with an exclusive license to develop websites and offer online games based on our proprietary gaming platform in Luxembourg, Belgium, and Holland.  In consideration of such license, GT-SAT made an upfront, non-refundable, payment of $90,000 and has agreed to pay us royalties on future revenues. On December 26, 2011, GT-SAT terminated this agreement. The stated reason for termination was the economic situation in Europe.

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

On August 19, 2013, we disclosed that we had entered into a preliminary agreement (the "Preliminary Agreement") with BreedIT Israel and its founder, Dr. Oded Sagee, pursuant to which we agreed to acquire 66.67% of BreedIT Israel's capital stock. Subsequently, we were issued 200 shares of BreedIT Israel’s capital stock ("Ordinary Shares") which represent 66.67% of BreedIT's outstanding Ordinary Shares with the founder, Dr. Oded Sagee owning the remaining 100 Ordinary Shares, representing 33.33% of the outstanding Ordinary Shares.

In connection with the Preliminary Agreement, we agreed with Dr. Sagee that prior to the execution of any definitive agreement, certain conditions had to be satisfied, including, but not limited to: (i) completion of due diligence reviews; (ii) obtaining requisite regulatory approvals; and (iii) the execution of the binding agreement by and between BreedIT Israel and a leading Israeli university granting BreedIT Israel the exclusive, world-wide license for a unique and highly sophisticated decision making software used for the purpose of advanced agriculture breeding (the"IDSS Software").

On October 21, 2013, we filed our Form 8-K report disclosing that the Registrant, BreedIT Israel and Dr. Sagee executed the definitive Share Purchase Agreement (the "SPA") which provided that we inject an initial investment of US$245,000 (the "Initial Investment") which the parties agreed should be sufficient to fund BreedIT Israel's operations during the ensuing twelve-month period. The Registrant and BreedIT Israel further agreed that the remaining US$755,000 of the US$1,000,000 investment amount be funded from time to time, based upon BreedIT Israel's financial needs during the twelve-month period. The closing of the SPA was subject to the execution of the binding License Agreement between BreedIT Israel and the leading Israeli academic institution (the "Licensor"), which closed on October 24, 2013.

Consideration for the purchase was paid by us through issuance of BreedIT Corp. Common Stock and Class A/B Options, the fair market value of the Tangible/Intangible Assets acquired, as of the valuation date, was determined to be $849,671 and the excess fair value of the assets over the fair value of the identifiable assets owned at closing of $630,880 was booked as goodwill. As the company is not generating income from the software sales and to ensure the asset is carried at no more than the recoverable amount, $630,880 or entire goodwill amount was impaired to expense during Q4 of 2013.

We believe that we have sufficient cash on hand to allow us to market our IDSS Software to potential clients and remain in business throughout 2014. If after that we are unable to generate significant revenues for any reason, or if we are unable to make a reasonable profit, we may have to suspend or cease operations.

Over the next twelve months, we plan to sell and/or license our IDSS Software to potential customers in the seed breeding market. We initially intend to sign agreements and to establish alliances with national and international major seed companies by providing them with access to knowledge and proprietary technology developed by researchers of various Universities.

Results of Operations during the year ended December 31, 2013 as compared to the year ended December 31, 2012

During 2013, we generated revenues of $5,800 compared to revenues of $5,816. Our research and development expenses decreased to $21,087 during 2013 compared to $29,007 during the same period in the prior year. The decrease was due to winding down gaming development and shifting focus to closing the BreedIT Ltd. acquisition. Our general and administrative expenses during 2013 were $1,483,140 as compared to $276,448 during 2012. The significant increase was due to impairment of goodwill relating to acquisition of our subsidiary, BreedIT Israel, and increased non-cash compensation. We incurred a net loss of $1,445,529 attributable to BreedIT Corp during 2013 compared to a net loss of $349,145 in 2012.

Purchase or Sale of Equipment

Other than the purchase of servers, work stations and relevant literature, we do not expect to purchase or sell any plant or significant equipment.

Liquidity and Capital Resources

Our balance sheet as of December 31, 2013 reflects assets of $656,278 consisting of cash and cash equivalents of $656,067 and restricted cash of $43. As of December 31, 2012, we had total assets of $200,149 consisting of cash and cash equivalents of $21,392, restricted cash of $4,034 and $174,234 in investment in trading securities.

As of December 31, 2013, we had total current liabilities of $160,052 consisting of $59,574 in accounts payable and accrued liabilities, $2,305 due to related parties, $5,800 in deferred revenues and $92,373 in convertible notes payable, net of discount. As of December 31, 2013, we had $8,676 in long-term deferred revenues.

As of December 31, 2012, we had total current liabilities of $123,059 consisting of $31,941 in accounts payable and accrued liabilities, $52,090 due to related parties, $5,800 in deferred revenues and $33,228 in convertible notes payable, net of discount. As of December 31, 2012, we had $14,476 in long-term deferred revenues.

We had positive working capital of $496,058 as of December 31, 2013 compared to positive working capital $76,601 at December 31, 2012. Such working capital has been sufficient to sustain our operations to date. Our total liabilities as of December 31, 2013 were $168,728 compared to $137,535 at December 31, 2012.

During 2013, we used $352,942 in our operating activities. This resulted from a net loss of $1,681,230, increase in accounts payable of $14,312, increase in current assets of $4,063, decrease in deferred revenues of $5,800 and offset principally by impairment of goodwill of $630,880, loss on trading securities of $114,752, amortization expenses related to debt discount of $62,244, decrease in other assets of $3,991 and $511,651 related to non-cash compensation.

During 2012, we used $175,755 in our operating activities. This resulted from a net loss of $349,145, decrease in deferred revenues of $5,816 and offset principally by $16,270 in unrealized trading loss, increase in accounts payable of $12,164, increase in related parties payables of $19,090, $28,365 in amortization expenses related to debt discount and $102,870 related to non-cash compensation.

During the year ended December 31, 2013, we produced $63,545 from investing activities which resulted from sale of trading securities as compared to no investing activities during 2012.

During the year ended December 31, 2013, we financed our negative cash flow from operations through the issuance of convertible debt in the amount of $146,920 and from sale of common stock in the amount of $787,512 offset by principal payment on debt in the amount of $10,020. During the year ended December 31, 2012, we financed our negative cash flow from operations through the issuance of convertible debt in the amount of $86,300 and cash on hand.

While management of the Company believes that the Company will be successful in its current and planned operating activities, there can be no assurance that the Company will be successful in the achievement of sales of its products that will generate sufficient revenues to earn a profit and sustain the operations of the Company.  The Company intends to conduct additional capital formation activities through the issuance of its common stock in 2014 unless and until we begin to generate revenues from our IDSS Software.

Our ability to create sufficient working capital to sustain us over the next twelve month period, and beyond, is dependent on our entering into additional licensing agreement and on our success in issuing additional debt or equity, or entering into strategic arrangement with a third party. There can be no assurance that sufficient capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Going Concern Consideration

There is substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures with respect to this matter.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

Basis of Presentation and Organization

BreedIt Corp. (“BreedIt” or the “Company”) is a Delaware corporation in the development stage and has not commenced operations. The Company was incorporated under the laws of the State of Delaware on May 26, 2010. The business plan of the Company is to develop and provide an intelligent decision support system ("IDSS") utilized by the agriculture breeding industry.

The accompanying financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents. As of December 31, 2013 and 2012, we had cash and cash equivalents of $656,067 and $21,392, respectively.

Restricted cash

Cash and cash items which are restricted as to withdrawal or usage. Restricted cash includes legally restricted deposits held as compensating balances against credit cards. As of December 31, 2013 and 2012, we had restricted cash of $43 and $4,034 respectively.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2013 and 2012, the carrying value of accounts payable and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. As of December 31, 2013, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2013 and 2012, and expenses for the year ended December 31, 2012,and the periods from inception to December 31, 2012. Actual results could differ from those estimates made by management.

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

	Fair Value Measurements at December 31, 2013
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

Impact of recently issued accounting standards:

In July 2013, FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. ASU No. 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company's Consolidated Financial Statements.

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

●
Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

●
Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

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

Goodwill and Intangible Assets

Goodwill is tested for impairment at a minimum on an annual basis. Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit's carrying value is compared to its fair value. The fair values of the reporting units are estimated using market and discounted cash flow approaches. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The discounted cash flow approach uses expected future operating results. Failure to achieve these expected results may cause a future impairment of goodwill at the reporting unit. We conducted our annual impairment tests of goodwill as of December 31, 2013. As a result of these tests, we recorded impairment charges to our goodwill during the year ended December 31, 2013 of $630,880.

Intangible assets consist of patents and trademarks, purchased customer contracts, purchased customer and merchant relationships, purchased trade names, purchased technology, and non-compete agreements. Intangible assets are amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from two to twenty years. No significant residual value is estimated for intangible assets.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA FOR BREEDIT CORP. (formerly Progaming Platforms Corp.)

 INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Financial Statements:

Balance Sheets as of December 31, 2013 and 2012	F-3
Statements of Operations for the Years Ended December 31, 2013 and 2012, and Period from Inception (May 26, 2010) to December 31, 2013	F-4
Statement of Changes in Stockholders' Equity for the Years Ended December 31, 2013 and 2012 and period from Inception (May 26, 2010) to December 31, 2013.	F-6
Statements of Cash Flows for the Years Ended December 31, 2013 and 2012, and Period from Inception (May 26, 2010) to December 31, 2013	F-7
Notes to Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
BreedIt Corp. (A Development Stage Company)
Tel Aviv, Israel

We have audited the accompanying balance sheets of BreedIt Corp. (A Development Stage Company) as of December 31, 2013 and 2012 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and for the period from inception (May 26, 2010) to December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BreedIt Corp. as of December 31, 2013 and 2012 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
March 31, 2014

BREEDIT CORP. (formerly Progaming Platforms Corp.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF DECEMBER 31, 2013 AND 2012

	December 31, 2013	December 31, 2012
ASSETS

Current assets:
Cash and cash equivalents	$656,067	$21,392
Restricted cash	43	4,034
Investments in trading securities	-	174,234
Total current assets	656,110	199,660

Property and equipment, net	168	489

Total assets	$656,278	$200,149

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$59,574	$31,941
Deferred Revenues	5,800	5,800
Related Parties Payable	2,305	52,090
Accrued interest payable	15,565	4,863
Convertible notes payable, net of discount	76,808	28,365
Total current liabilities	160,052	123,059

Long term Deferred revenues	8,676	14,476

Total liabilities	$168,728	$137,535

Stockholders' equity (deficit)
Common stock, par value $.0001 per share, 500,000,000 shares authorized; 72,255,917 and 52,197,055 shares issued and outstanding at December 31, 2013 and 2012, respectively.	$723	$522
Stock payable	321,447	-
Accumulated other comprehensive income	(340)	-
Non-controlling interest	47,523	-
Stock subscription receivable	(300)	(300)
Additional paid in capital	2,015,172	513,538
(Deficit) accumulated during the development stage	(1,896,675)	(451,146)

Total stockholders' equity (deficit)	487,550	62,614

Total liabilities and stockholders' equity (deficit)	$656,278	$200,149

The accompanying notes are an integral part of these financial statements

BREEDIT CORP. (formerly Progaming Platforms Corp.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012 AND FOR THE PERIOD FROM INCEPTION (MAY 26, 2010) TO DECEMBER 31, 2013

	For the year ended	For the year ended	For the period from inception (May 26, 2010) to
	December 31, 2013	December 31, 2012	to Dec 31, 2013

Revenues	$5,800	$5,816	$104,524

Expenses:
Research and development	(21,087)	(29,007)	(117,220)
General and administrative	(1,483,140)	(276,448)	(1,878,575)

Total operating expenses	(1,504,227)	(305,455)	(1,995,795)

(Loss) from operations	(1,498,427)	(299,639)	(1,891,271)

Interest expense	(13,674)	(4,863)	(18,537)
Amortization of debt discount	(62,244)	(28,365)	(90,609)
Loss on trading securities	(114,752)	(16,270)	(131,022)
Other income / (expense)	7,867	(8)	(937)
Financial income (expense)	(182,803)	(49,506)	(241,105)

Net (loss)	(1,681,230)	(349,145)	(2,132,376)

Less: loss attributable to non-controlling interest	235,701	-	235,701

Net loss income Attributable to BreedIT Corp.	$(1,445,529)	$(349,145)	$(1,896,675)

Net loss per common shares - basic and diluted	$(0.03)	$(0.01)
Weighted Average Number of Common Shares Outstanding - Basic	54,418,837	50,812,874

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012 AND FOR THE PERIOD FROM INCEPTION (MAY 26, 2010) TO DECEMBER 31, 2013

	For the year ended	For the year ended	For the period from inception (May 26, 2010) to
	December 31, 2013	December 31, 2012	to Dec 31, 2013
Foreign Currency translation gain (loss)	(340)	-	(340)
Add: loss attributable to non-controlling interest	(235,701)	-	(235,701)
Total comprehensive loss	(1,681,570)	(349,145)	(2,132,716)
Less: comprehensive loss attributable to non-controlling interest	235,701	-	235,701
comprehensive loss attributable to BreedIT Corp.	(1,445,869)	-	(1,897,015)

The accompanying notes are an integral part of these financial statements.

BREEDIT CORP. (formerly Progaming Platforms Corp.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION MAY 26, 2010 THROUGH DECEMBER 31, 2013

	Common
	Shares	Amount	Additional Paid In Capital	Stock Subscription Payable	Stock Subscription Receivable	Accumulated Deficit during the Development Stage	OCI	NCI	Total Stockholders' (equity) deficit
Balance as of May 26, 2010 (inception)	-	$-	$-	$-	$-	$-	$-	$-	$-
Common stock issued for services	50,000,000	500	76,786	-	(300)	-	-	-	76,986
Contribution of services from shareholder	-	-	17,100	-	-	-	-	-	17,100
Net (loss) for the period (restated)	-	-	-	-	-	$(31,402)	-	-	$(31,402)
Balance as of December 31, 2010 (restated)	50,000,000	$500	$93,886	$-	$(300)	$(31,402)	$-	$-	$62,684
Contribution of services from shareholder	400,000.0	4	39,996	-	-		-	-	40,000
Net (loss) for the period	-	-	-	-	-	$(70,599)	-	-	$(70,599)
Balance as of December 31, 2011	50,400,000	$504	$133,882	$-	$(300)	$(102,001)	$-	$-	$32,085
Common stock issued for investment in trading securities	1,229,055	12	190,492	-	-	-	-	-	190,504
Common stock issued for services	568,000	6	102,864	-	-	-	-	-	102,870
Discount on convertible debt	-	-	86,300	-	-	-	-	-	86,300
Net (loss) for the period	-	-	-	-	-	$(349,145)	-	-	$(349,145)
Balance as of December 31, 2012	52,197,055	$522	$513,538	$-	$(300)	$(451,146)	$-	$-	$62,614
Shares Issued for cash	15,750,260	158	787,355	-	-	-	-	-	787,513
Debt Converted to shares	1,058,602	11	21,161	-	-	-	-	-	21,172
Warrants issued for services	-	-	155,750	-	-	-	-	-	155,750
Shares issued for services	3,250,000	32	355,868	-	-	-	-	-	355,900
Debt Discount	-	-	132,500	-	-	-	-	-	132,500
Forgiveness of Accrued Debt by related party	-	-	49,000	-	-	-	-	-	49,000
Acquisition of BreedIT subsidiary 66.67% interest	-	-	-	321,447	-	-	-	283,224	604,671
Foreign Currency Adjustment	-	-	-	-	-	-	(340)	-	(340)
Net (loss) for the period	-	$-	$-	$-	$-	$(1,445,529)	$-	$(235,701)	$(1,681,230)
Balance as of December 31, 2013	72,255,917	$723	$2,015,172	$321,447	$(300)	$(1,896,675)	$(340)	$47,523	$487,550

The accompanying notes are an integral part of these financial statements.

BREEDIT CORP. (formerly Progaming Platforms Corp.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012 AND FOR THE PERIOD FROM INCEPTION (May 26, 2010) TO DECEMBER 31, 2013

	For the year	For the year	Cumulative
	ended	ended	From
	Dec 31, 2013	Dec 31, 2012	Inception

Operating Activities:
Net (loss)	$(1,681,230)	$(349,145)	$(2,132,376)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Loss on trading securities	114,752	16,270	131,022
Depreciation expense	321	312	779
Amortization of debt discount	62,244	28,365	90,609
Shares issued for services	355,901	102,870	458,771
Warrants issued for services	155,750		155,750
Impairment of Goodwill	630,880		630,880
Changes in assets and liabilities:			-
Decrease (increase) in other current assets	(4,063)		(4,063)
Decrease (increase) in prepaid expenses	-	229	(1,460)
(Decrease) increase in accounts payable and other current liabilities	14,312	12,164	44,508
(Decrease) increase in related parties payable	-	19,090	52,090
(Decrease) increase in deferred revenue	(5,800)	(5,816)	14,476
Contribution of services from shareholder	-	-	17,100
Other assets	3,991	(94)	8,025
Net Cash provided by (used in) operating activities	(352,942)	(175,755)	(533,889)

Investing Activities:
Cash received from sale of Trading Securities	63,545	-	63,545
Purchases of property and equipment	-	-	(947)
Net Cash provided by (used in) investing activities	63,545	-	62,598

Financing Activities:
Issuance of convertible notes	146,920	86,300	233,220
Principal payments on debt	(10,020)	-	(10,020)
Proceeds from sale of common stock (net of issuance expenses)	787,512	-	904,498
Net Cash provided by (used in) Financing activities	924,412	86,300	1,127,698

Foreign currency adjustment	(340)		(340)

Net increase (decrease) in cash	634,675	(89,455)	656,067

Cash and cash equivalents - beginning of period	$21,392	$110,847	$-

Cash and cash equivalents - end of period	$656,067	$21,392	$656,067

Non cash transactions:
Shares issued for investment in trading securities	$-	$190,504	$190,504
Non-controlling interest related to BreedIT Ltd.	$309,433	$-	$309,433
Stock subscribed for acquisition of BreedIT Ltd.	$321,447	$-	$321,447
Debt Discount	$132,500	$86,300	$218,800
Forgiveness of Accrued Debt by related parties	$49,000	$-	$49,000
Conversion of debt to equity	$21,172	$-	$21,172
Liabilities Assumed inception of BreedIT Ltd.	$26,209	$-	$26,209

Additional information:
Cash paid for interest expenses	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

BREEDIT CORP. (formerly Progaming Platforms Corp.)
 (A Development Stage Company)
 NOTES TO FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies

Basis of Presentation and Organization

BreedIt Corp. (“BreedIt” or the “Company”) is a Delaware corporation in the development stage and has not commenced operations. The Company was incorporated under the laws of the State of Delaware on May 26, 2010. On October 24, 2013 we entered into an agreement to acquire 66.67% of BreedIT Israel's capital stock. Subsequently, we were issued 200 shares of BreedIT Israel’s capital stock ("Ordinary Shares") which represent 66.67% of BreedIT's outstanding Ordinary Shares with the founder, Dr. Oded Sagee owning the remaining 100 Ordinary Shares, representing 33.33% of the outstanding Ordinary Shares.

BreedIT Ltd. signed a binding agreement with a leading Israeli university granting BreedIT Ltd. the exclusive, world-wide license for a unique and highly sophisticated decision making software used for the purpose of advanced agriculture breeding (the "IDSS Software"). The business plan of the Company through its BreedIT Ltd subsidiary is to further develop and market the IDSS Software system globally to the agricultural breeding industry.

The accompanying financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents. As of December 31, 2013 and 2012, we had cash and cash equivalents of $656,067 and $21,392, respectively.

Restricted cash

Cash and cash items which are restricted as to withdrawal or usage. Restricted cash includes legally restricted deposits held as compensating balances against credit cards. As of December 31, 2013 and 2012, we had restricted cash of $43 and $4,034 respectively.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2013 and 2012, the carrying value of accounts payable and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. As of December 31, 2013, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2013 and 2012, and expenses for the year ended December 31, 2012,and the periods from inception to December 31, 2012. Actual results could differ from those estimates made by management.

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

	Fair Value Measurements at December 31, 2013
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

Impact of recently issued accounting standards:

In July 2013, FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. ASU No. 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company's Consolidated Financial Statements.

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-
Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

-
Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

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

Goodwill and Intangible Assets

Goodwill is tested for impairment at a minimum on an annual basis. Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit's carrying value is compared to its fair value. The fair values of the reporting units are estimated using market and discounted cash flow approaches. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The discounted cash flow approach uses expected future operating results. Failure to achieve these expected results may cause a future impairment of goodwill at the reporting unit. We conducted our annual impairment tests of goodwill as of December 31, 2013. As a result of these tests, we recorded impairment charges to our goodwill during the year ended December 31, 2013 of $630,880.

Intangible assets consist of patents and trademarks, purchased customer contracts, purchased customer and merchant relationships, purchased trade names, purchased technology, and non-compete agreements. Intangible assets are amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from two to twenty years. No significant residual value is estimated for intangible assets.

(2)  Development Stage Activities and Going Concern

The Company is currently in the development stage, and has limited operations. The business plan of the Company transitioned from being a provider of online gaming software to the developer and provider of an intelligent decision support system ("IDSS") utilized by the agriculture breeding industry, we were able to utilize our software programming expertise. Our business efforts are now being directed toward offering our IDSS Software program to a wide variety of users engaged in plant breeding, primarily within the seed industry. We plan on marketing our IDSS Software to agro-breeders, providing them with the ability to better plan, manage and analyze their breeding data and to perform research activities quickly and effectively so as to significantly increase production and plant quality.

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

On March 18, 2012, the Company issued 25,000 restricted shares of common stock in consideration for financial advisory services provided to the Company. The shares were valued at $7,950 based on the closing price of the Company's common stock on the date of grant.

On March 13, 2012, the Company issued 30,000 restricted shares of common stock in consideration for investor relations (IR) services provided to the Company. The shares were valued at $7,500 based on the closing price of the Company's common stock on the date of grant.

On May 6, 2012, the Company issued 15,000 restricted shares of common stock in consideration for professional services provided to the Company. The shares were valued at $5,250 based on the closing price of the Company's common stock on the date of grant.

On July 2, September 3 and September 19, 2012, the Company issued a total of 498,000 restricted shares of common stock in consideration for professional services provided to the Company. The shares were valued at $82,170 based on the closing price of the Company's common stock on the date of grant.

On December 29, 2012, the Company issued 1,229,055 restricted shares of common stock in consideration for share exchange between the company and Gefen Biomed Investments, a publicly traded company. The shares were valued at $190,504 based on the closing price of the Company's common stock on the date of grant.

From October 16, 2013 through December 30, 2013, the Company sold to 22 non-US private accredited investors, a total of 15,750,260 units for cash consideration of $787,513 at a price of $0.05 (the "Units"), each unit comprised of one share of common stock, one class A warrant with 18 months term and one class B warrant with 24 month term, exercisable at a price of $0.055 and $0.065 respectively; of this total 4,500,000 units were sold to directors and officers. The relative fair value of the stock with embedded warrants was $246,084 for the common stock, $266,967 for class A warrants and $274,462 for class B warrants.

On November 1, 2013 the Company issued 300,000 restricted shares of common stock in consideration for investor relations (IR) services provided to the Company. The shares were valued at $19,500 based on the closing price of the Company's common stock on the date of grant.

On November 18, 2013 the Company issued 1,000,000 restricted shares of common stock and 1,000,000 warrants with a term of 18 months, exercisable at $0.05 per share in consideration for investor relations (IR) services provided to the Company. The shares were valued at $112,000 based on the closing price of the Company's common stock on the date of grant. The warrants were valued using the Black-Scholes model with 117% volatility and 0.22% discount rate for a total of $78,861.

On November 19, 2013 the Company issued 1,600,000 restricted shares of common stock and 600,000 warrants with a term of 18 months,  exercisable at $0.05 per share in consideration for investor relations (IR) services provided to the Company. The shares were valued at $182,400 based on the closing price of the Company's common stock on the date of grant. The warrants were valued using the Black-Scholes model with 117% volatility and 0.22% discount rate for a total of $47,316.

On December 10, 2013 the Company issued 350,000 restricted shares of common stock in consideration for investor relations (IR) services provided to the Company. The shares were valued at $42,000 based on the closing price of the Company's common stock on the date of grant.

On November 18, 2013 the Company issued 375,000 warrants with a term of 18 months, exercisable at $0.05 per share in consideration for investor relations (IR) services provided to the Company. The warrants were valued using the Black-Scholes model with 117% volatility and 0.22% discount rate for a total of $29,573.

During 2013 three shareholders converted $18,200 of debt and $2,972 of accrued interest to 1,058,602 shares at a conversion price of $0.02 per share. The conversion occurred within the terms of the convertible note agreements with no gain or loss recorded.

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

On March 1, 2012, the Company filed a Certificate of Amendment to its Certificate of Incorporation effecting a forward stock split of the Company’s issued and outstanding shares of Common Stock at a ratio of ten-to-one (the “Forward Split”).  The Certificate of Amendment provides that each outstanding share of the Company's Common Stock, par value $0.0001 per share, will be split and converted, automatically, without further action, into ten (10) shares of Common Stock of $0.00001 par value per share. The Forward Split has been reflected in the Company's financial statements for year ended December 31, 2013 and 2012.

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

As of December 31, 2013 and 2012, the Company recognized a total sum of $5,800 and $5,816, respectively, in revenues out of the total $119,000 license fees paid for both of the aforementioned agreements. The contract in the amount of $90,000 was canceled by the client; therefore we recognized the whole sum as revenues according to the terms of the agreement. The second contract grants the client licenses for a period of 5 years, accordingly, $5,816 were recorded as revenues in 2012 and $5,800 in 2013; the remaining sum of $14,476 was deferred on the Company's balance sheet, $5,800 as current and $8,676 as long term liabilities, and is expected to be recognized over the remaining period of the agreements.

As of December 31, 2013 and 2012, no royalties have been paid by or recognized in connection with the aforementioned agreements.

One of the aforementioned Licensees is beneficially owned by an individual who holds 25,000 shares of the Company's common stock.

(5)  Acquisitions during Fiscal Year Ended December 31, 2013

We completed the acquisition of 66.6% of BreedIT Ltd. in furtherance of our strategy to acquire small, privately owned enterprises in the software sector through asset purchase structures. We made the acquisitions to expand our market presence and product offerings in areas that complement our experience in software platforms.

The purchase consideration for the acquisition was allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated consideration recorded as goodwill. An independent valuation expert assisted us in determining these fair values.

We have included the financial results of these acquisitions in our consolidated financial statements from the date of acquisition.

BreedIT Ltd.

We acquired 66.67% of BreedIT Ltd, in October 2013 pursuant to an asset purchase agreement. The assets acquired consisted of all application software, licensing agreement with academic institution for marketing the software and brands. We assumed some liabilities in the transaction as described below. BreedIT Ltd. was established in July 2013 by Dr. Oded Sagee. BreedIT Ltd. was established in July 2013 by Dr. Oded Sagee.

The purchase consideration for 66.67% totaling $566,447 consisted of: (1) $245,000 in cash; (2) 2,200,000 shares of our common stock valued based on the closing market price on the acquisition date at $151,800; (3) 2,200,000 Class A options for the purchase of 2,200,000 shares of our common stock at $0.055 per share valued using the black-scholes model with volatility of 122% and a discount rate of 0.23% for a total value of $84,967; and (4) 2,200,000 Class B options for the purchase of 2,200,000 shares of our common stock at $0.065 per share valued using the black-scholes model with volatility of 122% and a discount rate of 0.23% for a total value of $84,680.  The total net assets of the company including the non controlling interest was $849,671 on the date of acquisition.

The allocation of the purchase consideration to the assets and liabilities acquired was as follows:

Cash	$245,000
Net Liabilities	(26,209)
Goodwill	630,880
Total assets acquired	$849,671

(6)  Goodwill and Intangible Assets

Goodwill

The following table presents goodwill and impairment for the years ended December 31, 2013 and 2012:

Goodwill
December 31, 2011	$-
Acquired	-
Impairment	(-)
December 31, 2012	-
Acquired	630,880
Impairment	(630,880)
December 31, 2013	$-

We conducted our annual impairment test of goodwill as of December 31, 2013, which resulted in impairment charges of $630,880.

(7)  Income Taxes

The provision (benefit) for income taxes for the year ended December 31, 2013 and 2012, was as follows (assuming a 35% effective tax rate):

	2013	2012
Current tax provision:
Federal-
Taxable income	$-	$-
Total current tax provision	$-	$-

Deferred tax provision
Federal-
Loss carryforwards	$221,880	$95,284
Change in valuation allowance	(221,880)	(95,284)
	$-	$-

The Company had deferred income tax assets as of December 31, 2013 and 2012, as follows:

	2013	2012
Loss carryforwards	$221,880	$95,284
Less- Valuation allowance	(221,880)	(95,284)
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the year ended December 31, 2013 and 2012, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2013 and 2012, the Company had approximately 633,943 and $272,240, respectively, in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2030.

The Company did not identify any material uncertain tax positions that will be filed.  The Company did not recognize any interest or penalties for unrecognized tax benefits during the year ended December 31, 2013 and 2012.

The Company will file income tax returns in the United States. All tax years are closed by expiration of the statute of limitations. The year ended December 31, 2013 and 2012.

(8)  Related Party Transactions

As described in Note 3, on June 7, 2010, the Company issued 15,250,000 shares of its common stock to directors and officers for $153 subscriptions receivable.

In addition as described in Note 3, From October 16, 2013 through December 30, 2013, the Company sold to 22 non-US private investor, a total of 15,750,260 million units for cash consideration of $787,513 at a price of $0.05 (the "Units"), each unit comprised of one share of common stock, one class A warrant and one class B warrant, exercisable at a price of $0.055 and $0.065 respectively; of this total 4,500,000 units were sold to directors and officers for $225,000 subscriptions receivable. The relative fair value of the stock with embedded warrants was $246,084 for the common stock, $266,967  for class A warrants and $274,462 for class B warrants.

During 2013 forgiveness of Accrued Debt by related parties was recorded in the amount of $49,000.

In 2013 $2,305 accrued liability was recorded for consulting fees due to a related party.

(9)  Convertible and non-convertible notes payable,

During the year ended December 31, 2013, we received $6,900 through the issuance of two convertible notes, bearing interest at the rate of 15% per annum, have a maturity date of 12 months and are convertible into common stock at $0.02 per share. The $6,900 of debt along with $729 of accrued interest was converted to 381,453 shares of common stock at $0.02 per share.  The conversion occurred within the terms of the convertible note agreements with no gain or loss recorded on the conversion.

During the year ended December 31, 2013, a convertible note of $11,300 along with $2,243 of accrued interest was converted to 677,149 shares of common stock at $0.02 per share.  The conversion occurred within the terms of the convertible note agreement with no gain or loss recorded on the conversion.

During the year ended December 31, 2013, we received $130,000 through the issuance of two convertible notes, bearing interest at the rate of 10% per annum, have a maturity date of 12 months and are convertible into common stock at $0.05 per share.

The Company recorded amortization expenses related to the beneficial conversion features of $62,244 during the year ended December 31, 2013.

The Company recorded interest expense in the amount of $13,674 during the year ended December 31, 2013.

During the year ended December 31, 2013, we received $10,020 through the issuance of non-convertible notes bearing interest at a rate of one (1%) per annum and which have maturity date of 12 months.

During the year ended December 31, 2012, the Company received a total of $86,300 through the issuance of six convertible notes. These notes bear interest at the rate of 15% per annum, have a maturity date of 12 months and are convertible into common stock $0.02 per share.

(10)  Investments

 Investments in Trading Securities as of December 31, 2013 and 2012 are summarized below:

	Cost Basis	Unrealized Gains	Realized Losses	Unrealized Losses	Fair Value
December 31, 2013 Trading Securities	-	-	$114,752	-	-
December 31, 2012 Trading Securities	$190,504	$-	-	$16,270	$174,234

As of December 31, 2013 the company owns no shares of Gefen Biomed Investments, a publicly traded company. During the year ended December 31, 2013, the Company recorded a realized loss of $114,752 due to their decreased market value as compared to December 31, 2012.

(11) Subsequent Events

As defined in FASB ASC 855-10, “Subsequent Events”, subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued.

In Q1 2014 the company issued an additional 13,731,666 company shares for consideration and for services provided to the company.

During Q1 2014 the company adopted an executive stock option plan and has granted options to officers and directors.

The Company evaluated all other events and transactions that occurred subsequent to the balance sheet date and prior to the date on which the financial statements contained in this report were issued, and the Company determined that no such events or transactions necessitated disclosure.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9 A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

As of December 31, 2013, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the fiscal year 2012.

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
Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that our internal control over financial reporting had material weaknesses including lack of sufficient internal accounting personnel in order to ensure complete documentation of complex transactions and adequate financial reporting during the year ended December 31, 2013. Management has identified corrective actions for the weakness and has begun implementation during the first quarter of 2014.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our officers and directors and their ages and positions are as follows:

Name	Age	Title
Yoel Yogev	61	CEO and Director
Oded Gilboa	40	CFO
Itschak Shrem	66	Chairman
Dr. Ben-Zion Weiner	69	Director
Erez Zino	41	Director

Yoel Yogev, 61, was appointed to the Registrant's board of directors on January 7, 2014 and became the Company's CEO on January 14, 2014. Mr. Yogev has been Chairman of the board of directors of BreedIT Ltd, an entity organized under the laws of Israel that is a sixty-seven (67%) percent owned subsidiary of the Registrant. From 1987 to the present, Mr. Yogev has served as Chairman and CEO of El-Gev Electronics Ltd., a leading Israeli sales representative/distributor for OEMs of Electronics, Fiber-Optics and RF/Microwave components/modules as well as T&M systems and Embedded Computer Solutions. Mr. Yogev has also been an investor in many private "start-up" companies in Israel, principally in the technology sector. Mr. Yogev is a graduate of The Technion Israel Institute of Technology with a Bsc.E.E. Degree.

Oded Gilboa, 40, was appointed to be the Company's CFO on December 4, 2013. He is a licensed CPA in the United States and Israel. Prior to his appointment as CFO, Mr. Gilboa served as the Registrant's finance and accounting consultant. Mr. Gilboa has over 16 years of experience in finance and public accounting, having served as a senior finance executive in the technology and biotech industries with responsibilities in corporate finance, accounting, strategic planning and operational and financial management. From 2010 through 2012, Mr. Gilboa served as the Revenue Accounting and Finance Manager of Mylan Specialty, a subsidiary of Mylan Inc. (NASDAQ: MYL), a global company focused on the development, manufacturing and marketing of prescription drug products. From 2007 through 2009, Mr. Gilboa was the Executive director of Finance and US Controller of Taro Pharmaceuticals (NASDAQ:TAROF), a global pharmaceutical company. From 1998 through 2007 Mr. Gilboa held various financial positions with IDT Corporation (NYSE:IDT), a world-wide provider of telecommunications and media services, where in his most recent role he served as director of Finance. Mr. Gilboa Mr. Gilboa began his career in public accounting, auditing both public and private companies and holds a B.A in Economics and Accounting from Tel-Aviv University and an M.B.A. from Recanati Business School at Tel-Aviv University.

Itschak Shrem, 66, was appointed to the board and became Chairman of the board on December 31, 2013, Mr. Shrem, is an entrepreneur with over twenty-five years of professional business experience in the fields of investment banking, venture capital, finance, insurance and technology, among others, involving both public and private entities.

From 1995 to the present, Mr. Shrem has served as Managing director of Yaad Consulting 1995 Ltd., which was organized in 1995 and provides business development, marketing and investment banking services to a wide variety of Israeli companies. Mr. Shrem has held several positions with S R Accord Ltd. (formerly, The Shrem Fudim Group Ltd):  from April 1991 until December 1999, Mr. Shrem served as Vice Chairman; from December 1999 until June 2013 Mr. Shrem served as a chairman of the board; and from June 2013 to present, he as served as a member of the board of directors. S R Accord was founded by Mr. Shrem in 1991, is listed on the Tel-Aviv Stock Exchange ("TASE") and is engaged in investment banking in Israel. From 1991 to 2010, Mr. Shrem served as the Chairman of Leader Holdings and Investments Ltd. and Polar Communications Ltd., both TASE-listed companies engaged in investment banking and venture capital, the latter of which specializes in the media and telecommunications industries. From 2007 until 2012, Mr. Shrem served as a director of Retalix, (NASDAQ:RTLX). In 1993, Mr. Shrem founded Pitango Venture Capital Fund, which has investments in over 120 companies, principally in the technology industry and presently has approximately $1.5 billion under management. Mr. Shrem presently holds positions as partner in the GP of Pitango I, II and III. Since October 2010, Mr. Shrem has served as an independent director of Eden Springs Ltd, TASE-listed Company and a leading Israeli mineral water company with operations, through a subsidiary, in 16 countries throughout Europe. Mr. Shrem spent over 15 years with Clal Israel Ltd, serving in various capacities including Chief Operating Officer, responsible for Clal's capital markets and insurance businesses until March, 1991. Mr. Shrem holds a B.A. in Economics from Bar-Ilan University, Israel, and an M.B.A. from Tel-Aviv University, Israel.

Dr. Ben-Zion Weiner, 69, was appointed to the Registrant's board of directors on January 7, 2014. From 1975 to 2012, Dr. Weiner has held executive positions with Teva Pharmaceutical Industries Ltd (NYSE:TEVA) and its subsidiaries ("Teva"), as follows: , Dr. Weiner was Vice President, Global Products of Teva; from 2005 until 2011, Dr. Weiner served as Group Vice President, Global Products of Teva, responsible for Global Generic Research and Development, Global Innovative Research and Development. Dr. Weiner was also a Member of the Teva Core Management Committee. From 2012 until the present, Dr. Weiner has served as an independent non-executive director of Mesoblast Limited, (MSB.AX), an Australian company publicly-traded on the Melbourne Stock Exchange that is engaged in the research and development of its propriety stem cell technologies for use in the treatment of multiple major disease states and other medical conditions. Dr. Wiener presently serves as a lecturer in Tel Aviv University School for business administration.

In 1968, Dr. Weiner received a B.Sc. Degree in General Chemistry and Biochemistry, graduating with distinction at the Hebrew University, Jerusalem. In 1970 Dr. Weiner received a M.Sc. Degree in Organic Chemistry, graduating with distinction at the Hebrew University of Jerusalem. Thesis: "Synthesis of Polymers with Potential Biological Activity" under the supervision of Prof. A. Zilkha. In 1974 Dr. Weiner received his Ph.D. Degree at the Hebrew University, Jerusalem. Thesis: "Synthesis of Polymers with Potential Biological Activity" under the supervision of Prof. A. Zilkha and from 1974 to 1975, Dr. Weiner did Post-Doctorate studies at Schering Plough Corporation, Bloomfield, New Jersey, on: "Exploratory work of new drugs, research in organic chemistry, and pharmacology."

Dr. Weiner received the Rothschild Prize for Innovation/Export for the development of Copaxone(R) for Multiple Sclerosis. Previously, in 1989, Dr. Weiner received the Rothschild Prize for Innovation/Export for the development of alpha D3 for Dialysis and Osteoporosis.

Erez Zino, 41, a founder the principal stockholder of the Company, became our CEO in May 2012 and became our acting CFO in January 2013. In connection with our acquisition of 66.67% of BreedIT Israel, Mr. Zino resigned as an executive officer of the Company but continues to serve as a director. During the past five years, Mr. Zino has been the owner and managing director of Ozicom Communication Ltd., a private company that provides internet marketing support. Mr. Zino is a trained computer programmer and specializes in internet marketing.

Committees of the Board of directors

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our Board of directors. As such, our entire Board of directors acts as our audit committee.

Involvement in Legal Proceedings

None of our directors, nominees for directors, or officers has appeared as a party during the past ten years in any legal proceedings that may bear on his ability or integrity to serve as a director or officer of the Company.

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers. However, we intend to adopt such a code in or about the second quarter of 2014.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer and other executive officers with annual compensation exceeding $100,000 during the fiscal years ending December 31, 2013, 2012 and 2011.

Summary Compensation Table
					Long Term
		Annual Compensation			Compensation Awards
				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

Yoel Yogev, CEO and director (1)	2013	---	---	---	---	---
Oded Gilboa, CFO (2)	2013	4,840	---	---	---	---	---
Erez Zino, former CEO and CFO, director (3)	2013	---	---	---	---	---	---
	2012	---	---	---	---	---	---

Tamir Levinas, former CEO and director (4)	2011	11,000	---	---	---	---
Asher Zwebner, former CFO (5)	2012	---
Doron Uziel, former CFO (6)	2011	11,000

(1) Mr. Yogev was appointed to the board on January 7, 2014 and became the Company's CEO on January 14, 2014.

(2) Mr. Gilboa was appointed to be CFO of the Company on December 4, 2013.

(3) Mr. Zino became our CEO in July 2012 and acting CFO in January 2013. He resigned as CFO on December 4, 2013 and as CEO on January 7, 2014 and remains a director.

(4) Mr. Levinas was our CEO and a director from May 26, 2010 until his resignation on May 3, 2012.

(5) Mr. Zwebner was our CFO from July 5, 2010 until his resignation on December 31, 2012.

(6) Mr. Uziel was our CFO from May 26, 2010 until his resignation on July 5, 2012.

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

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

There are no employment contracts in place, no employees were terminated and no change in control arrangements have been signed with the company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 28, 2014. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group. Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock Owned (1)
Yoel Yogev, CEO and Chairman	2,250,000	2.62%
c/o Elgev Ltd., Bareket Bldg Airport City, Israel
Oded Gilboa, CEO	500,000	0.58%
23/14 Rabbi Akiva Street Raanana, Israel
Itschak Shrem, Chairman	2,000,000	2.33%
21 HA'ARBA'H STREET
Tel Aviv, Israel
Dr. Ben-Zion Weiner, director	1,000,000	1.16%
3 Hayogev Street Moshav
Mazor, Israel
Erez Zino, director	9,625,000	11.19%
20 Meri Ya'Ari Street
Tel Aviv, Israel
Doron Uziel, affiliate	7,500,000	8.72%
9 Hazehevit Street Rishon Lezion, Israel
Directors and Officers (5 people)	15,375,000	17.88%

(1) Applicable percentage ownership is based on 85,987,583 shares of common stock outstanding as of March 25, 2014. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 28, 2014 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION S AND DIRECTORS INDEPENDENCE

During the last two fiscal years the Company had the following related party transactions:

During 2013, the company received a total of $16,900 as convertible notes from two shareholders. The notes are convertible into common stock par value $0.001 per share. The notes were converted on December 26, 2013.  Company recorded interest expense on the amount of $13,674 during 2013 and interest expense on the amount of $4,863 during 2012.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Public Accountants

The Registrant's Board of directors has appointed M&K CPAS, PLLC (“MK") as independent public accountant for the fiscal year ended December 31, 2013 and 2012.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by MK for the audit of the Registrant's annual financial statements for the years ended December 31, 2013 and 2012, and fees billed for other services rendered by McConnell & Jones, LLP during those periods.

	Year Ended	Year Ended
	December 31, 2013	December 31, 2012
Audit fees (1)	$9,600	$3,475
Audit-related fees (2)	---	---
Tax fees (3)	$525	---
All other fees	---	---

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

/s/ Yoel Yogev
Yoel Yogev
CEO
Dated: March 31, 2014

/s/ Oded Gilboa
Oded Gilboa
CFO
Dated: March 31, 2014