Form 10-Q
period 2014-03-31
BREEDIT CORP.
filed 2014-05-15
CIK 1498067

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

On May 15, 2014, the Registrant had 89,546,845 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

BREEDIT CORP.
(formerly Progaming Platform Corp.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF MARCH 31, 2014 AND DECEMBER 31, 2013

	March 31, 2014
	(Unaudited)	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,119,001	$656,067
Certificate of deposit	1,002,133	-
Restricted cash	-	43
Total current assets	2,121,134	656,110
Property and equipment, net	3,324	168
Total assets	$2,124,458	$656,278

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$60,543	$59,574
Deferred revenues	5,800	5,800
Related parties payable	35,650	2,305
Accrued interest payable	21,962	15,565
Convertible notes payable, net of discount	109,479	76,808
Total current liabilities	233,434	160,052

Long-term deferred revenues	7,226	8,676

Total liabilities	240,660	168,728

Stockholders' equity (deficit)
Common stock, par value $0.0001 per share, 5,000,000,000 shares authorized:
86,331,845 and 72,255,917 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	863	723
Stock payable	169,647	321,447
Accumulated other comprehensive income	2,143	(340)
Non-controlling interest	12,141	47,523
Stock subscription receivable	(300)	(300)
Additional paid-in capital	6,895,924	2,015,172
Deficit accumulated during the development stage	(5,196,620)	(1,896,675)
Total stockholders' equity (deficit)	1,883,798	487,550
Total liabilities and stockholders' equity (deficit)	$2,124,458	$656,278

The accompanying notes are an integral part of these financial statements.

BREEDIT CORP.
(formerly Progaming Platform Corp.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 AND FOR THE PERIOD FROM
INCEPTION (MAY 26, 2010) TO MARCH 31, 2014 (Unaudited)

	For the three	For the three	Period from May 26, 2010
	months ended	months ended	date of inception to
	March 31, 2014	March 31, 2013	March 31, 2014

Revenues	$1,450	$1,430	$105,974

Expenses
Research and development	(20,966)	-	(138,186)
General and administrative	(3,276,188)	(23,407)	(5,154,763)
Total operating expenses	(3,297,154)	(23,407)	(5,292,949)

(Loss) from operations	(3,295,704)	(21,977)	(5,186,975)

Interest expense	(6,397)	(3,192)	(24,934)
Amortization of debt discount	(32,671)	(21,279)	(123,280)
Loss on trading securities	-	(65,309)	(114,752)
Other income (expense)	(1,796)	3,564	(19,003)
Financial income (expense)	(40,864)	(86,216)	(281,969)

Provision on income taxes	-	-	-

Net (loss)	$(3,336,568)	$(108,193)	$(5,468,944)

Less: loss (income) attributable to non-controlling interest	36,623	-	272,324

Net loss (income) attributable to BreedIT Corp.	$(3,299,945)	$(108,193)	$(5,196,620)

Net loss per common share - basic and diluted	$(0.04)	$(0.00)

Weighted average number of common shares outstanding - Basic	77,785,825	52,197,055

Foreign currency translation gain (loss)	3,724	-	3,384
Add: loss attributable to non-controlling interest	(36,623)	-	(272,324)
Total comprehensive loss	(3,332,844)	(108,193)	(5,465,560)
Less: comprehensive loss attributable to non-controlling interest	36,623	-	272,324
Comprehensive loss attributable to BreedIT Corp.	(3,296,221)	-	(5,193,236)

The accompanying notes are an integral part of these financial statements.

BREEDIT CORP.
(formerly Progaming Platform Corp.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 AND FOR THE PERIOD FROM
INCEPTION (MAY 26, 2010) TO MARCH 31, 2014 (Unaudited)

	For the three	For the three	From May 26, 2010,
	months ended	months ended	date of inception to
	March 31, 2014	March 31, 2013	March 31, 2014
Operating Activities:
Net loss	$(3,336,568)	$(108,193)	$(5,468,944)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on trading securities	-	65,309	131,022
Depreciation	235	77	1,014
Amortization of debt discount	32,671	21,279	123,280
Shares issued for services	480,000	-	938,771
Warrants issued for services	16,134	-	171,884
Options issued for services	2,594,209	-	2,594,209
Impairment of goodwill	-	-	630,880
Changes in net assets and liabilities:
Decrease (increase) in other current assets	-	-	(4,063)
Decrease (increase) in prepaid expenses	-	-	(1,460)
Decrease (increase) in accounts payable	(40,111)	(22,605)	(28,627)
(Decrease) increase in accrued expenses	47,476	(2,208)	80,500
(Decrease) increase in related parties payable	33,345	-	85,435
(Decrease) increase in deferred revenue	(1,450)	(1,430)	13,026
Contribution of services from shareholder	-	-	17,100
Other assets	(1,002,090)	260	(994,065)
Net cash used in operating activities	(1,176,149)	(47,511)	(1,710,038)

Investing activities:
Purchases of property and equipment	(3,391)	-	(4,338)
Cash received from sale of trading securities	-	32,267	63,545
Net cash used in investing activities	(3,391)	32,267	59,207

Financing activities:
Borrowing on debt	-	-	233,220
Proceeds from exercise of warrants	48,000	-	48,000
Principal payments on debt	-	-	(10,020)
Proceeds from sale of common stock (net of issuance expenses)	1,590,750	-	2,495,248
Net cash provided by financing activities	1,638,750	-	2,766,448
Foreign currency adjustment	3,724	-	3,384

Net increase (decrease) in cash	462,934	(15,244)	1,119,001
Cash and cash equivalents at beginning of period	656,067	21,392	-
Cash and cash equivalents at end of period	$1,119,001	$6,148	$1,119,001

Non cash transactions:
Shares issued for investment in trading securities	$-	$-	$190,504
Non-controlling interest in related to BreedIT Ltd.	$-	$-	$309,433
Stock subscribed for acquisition of BreedIT Ltd.	$-	$-	$321,447
Debt discount	$-	$-	$218,800
Forgiveness of accrued debt by related parties	$-	$-	$49,000
Conversion of debt to equity	$-	$-	$21,172
Liabilities assumed at acquisition of BreedIT Ltd.	$-	$-	$26,209
Shares issued from stock payable	$151,800	$-	$151,800
Cashless excercise of warrants	$3	$-	$3

Additional information:
Cash paid for interest expenses	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

BREEDIT CORP.
(formerly Progaming Platforms Corp.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2014 (Unaudited)

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

The accompanying unaudited financial statements of the Company are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for an air presentation have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2013 and the notes thereto included in the Company’s Report on Form 10-K filed with the SEC on March 31, 2014.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents. As of March 31, 2014 and December 31, 2013, we had cash of $1,119,001 and $656,067, respectively.

Restricted cash

Cash and cash items which are restricted as to withdrawal or usage. Restricted cash includes legally restricted deposits held as compensating balances against credit cards. As of March 31, 2014 and December 31, 2013, we had restricted cash of $0 and $43, respectively.

Certificate of Deposit

Certificates of deposit are held for seven days, renew automatically and bear interest of 0.02% per annum.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of As of March 31, 2014 and December 31, 2013, the carrying value of accounts payable and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. As of As of March 31, 2014, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of As of March 31, 2014 and December 31, 2013, and expenses for the year ended As of March 31, 2014 and the periods from inception to March 31, 2014. Actual results could differ from those estimates made by management.

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

Fair Value Measurements at March 31, 2014
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

Goodwill and Intangible Assets

Goodwill is tested for impairment at a minimum on an annual basis. Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit's carrying value is compared to its fair value. The fair values of the reporting units are estimated using market and discounted cash flow approaches. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The discounted cash flow approach uses expected future operating results. Failure to achieve these expected results may cause a future impairment of goodwill at the reporting unit. We conducted our annual impairment tests of goodwill as of March 31, 2014. As a result of these tests, we recorded impairment charges to our goodwill during the year ended December 31, 2013 of $630,880.

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

On March 3, 2014 the Company issued 1,000,000 restricted shares of common stock in consideration for investor relations (IR) services provided to the Company. The shares were valued at $480,000 based on the closing price of the Company's common stock on the date of grant.

From January 23, 2014 to March 31, 2014 the Company sold to 10 non-US private accredited investors a total of 6,461,666 shares for cash consideration of $923,000 at an average price of $0.143.

From March 10, 2014 through March 31, 2014, the Company sold to 12 non-US private accredited investors, a total of 3,270,000 units for cash consideration of $667,750 at an average price of $0.204 (the "Units"), each unit comprised of one share of common stock, one class C warrant with 24 months term exercisable at a price of $0.35; The relative fair value of the stock with embedded warrants was $189,300 for the common stock, $478,450 for class C warrants.

On February 24, 2014 and March 13, 2014 3 share and warrant holders exercised warrants and were issued 1,144,262 shares for cash consideration of $48,000.

On February 18, 2014 the Company issued to Dr. Oded Sagee minority owner and founder of BreedIT Ltd., 2,200,000 shares of our common stock valued based on the closing market price on the acquisition date at $151,800; 2,200,000 Class A options for the purchase of 2,200,000 shares of our common stock at $0.055 per share valued using the black-scholes model with volatility of 122% and a discount rate of 0.23% for a total value of $84,967; and 2,200,000 Class B options for the purchase of 2,200,000 shares of our common stock at $0.065 per share valued using the black-scholes model with volatility of 122% and a discount rate of 0.23% for a total value of $84,680.

During the period from February 19, 2014 to March 4, 2014, the Company granted a total of 5,050,000 stock options (the "Options") to 4 Company directors and officers who are also minatory owners. The Options, which vest over the period of 3 years in 12 equal quarterly installments, are exercisable at a price of $0.05 per Share. 1,400,000 options were valued using the Black-Scholes model with 128% volatility and 2.17% discount rate and 3,650,000 were valued using the Black-Scholes model with 154% volatility and 2.17% discount rate for a total of $2,594,210.

On March 12, 2014 the Company issued 30,000 warrants with term of 36 months, exercisable at $0.60 per share to 1 entity in consideration for public relations services provided to the company. The warrants were valued using the Black-Scholes model with 117% volatility and 0.22% discount rate for a total of $16,134.

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

As of March 31, 2014 and 2013, the Company recognized a total sum of $1,450 and $1,430, respectively, in revenues out of the total $119,000 license fees paid for both of the aforementioned agreements. The contract in the amount of $90,000 was canceled by the client; therefore we recognized the whole sum as revenues according to the terms of the agreement. The second contract grants the client licenses for a period of 5 years, the remaining sum of $13,026 was deferred on the Company's balance sheet, $5,800 as current and $7,226 as long term liabilities, and is expected to be recognized over the remaining period of the agreements.

As of March 31, 2014 and 2013, no royalties have been paid by or recognized in connection with the aforementioned agreements.

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

BreedIT Ltd.

We acquired 66.67% of BreedIT Ltd, in October 2013 pursuant to an asset purchase agreement. The assets acquired consisted of all application software, licensing agreement with academic institution for marketing the software and brands. We assumed some liabilities in the transaction as described below. BreedIT Ltd. was established on July 4th, 2013 by Dr. Oded Sagee.

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

(7)   Related Party Transactions

As described in Note 3, on June 7, 2010, the Company issued 15,250,000 shares of its common stock to directors and officers for $153 subscriptions receivable.

In addition as described in Note 3, From October 16, 2013 through December 30, 2013, the Company sold to 22 non-US private investor, a total of 15,750,260 million units for cash consideration of $787,513 at a price of $0.05 (the "Units"), each unit comprised of one share of common stock, one class A warrant and one class B warrant, exercisable at a price of $0.055 and $0.065 respectively; of this total 4,500,000 units were sold to directors and officers for $225,000 subscriptions receivable. The relative fair value of the stock with embedded warrants was $219,707 for the common stock, $280,826 for class A warrants and $286,981 for class B warrants.

During 2013 forgiveness of Accrued Debt by related parties was recorded in the amount of $49,000.

In 2013 $2,305 accrued liability was recorded for consulting fees due to a related party.

On February 18, 2014 the Company issued to Dr. Oded Sagee minority owner and founder of BreedIT Ltd., 2,200,000 shares of our common stock valued based on the closing market price on the acquisition date at $151,800; 2,200,000 Class A options for the purchase of 2,200,000 shares of our common stock at $0.055 per share valued using the black-scholes model with volatility of 122% and a discount rate of 0.23% for a total value of $84,967; and 2,200,000 Class B options for the purchase of 2,200,000 shares of our common stock at $0.065 per share valued using the black-scholes model with volatility of 122% and a discount rate of 0.23% for a total value of $84,680.

During the period from February 19, 2014 to March 4, 2014, the Company granted a total of 5,050,000 stock options (the "Options") to 4 Company directors and officers who are also minatory owners. The Options, which vest over the period of 3 years in 12 equal quarterly installments, are exercisable at a price of $0.05 per Share. 1,400,000 options were valued using the Black-Scholes model with 128% volatility and 2.17% discount rate and 3,650,000 were valued using the Black-Scholes model with 154% volatility and 2.17% discount rate for a total of $2,594,210.

Related Parties payable as of March 31, 2014 and December 31, 2013 are $35,650 and $2,305 respectively the increase is due to an increase in liabilities to related party.

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

The Company recorded amortization expenses related to the beneficial conversion features of $21,279 and $32,671 during the three months ended March 31, 2013 and 2014 respectively.

The Company recorded interest expense in the amount of $3,192 and $6,397 during the three months ended March 31, 2013 and 2014 respectively

(10) Investments

Investments in Trading Securities as of March 31, 2014 and December 31, 2013 are summarized below:

	Cost Basis	Unrealized Gains	Realized Losses	Unrealized Losses	Fair Value
March 31, 2014	$-	$-	$-	$-	$-
December 31, 2013 Trading Securities	-	-	114,752	-	-

As of March 31, 2014 and December 31, 2013 the company owns no shares of Gefen Biomed Investments, a publicly traded company. During the year ended December 31, 2013, the Company recorded a realized loss of $114,752 due to their decreased market value as compared to December 31, 2012.

(11)   Subsequent Events

As defined in FASB ASC 855-10, “Subsequent Events”, subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued.

In Q2 2014 the company issued an additional 3,215,000 company shares for consideration provided to the company and for exercise of warrants.

The Company evaluated all other events and transactions that occurred subsequent to the balance sheet date and prior to the date on which the financial statements contained in this report were issued, and the Company determined that no such events or transactions necessitated.

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

Results of Operations during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013

During the three months ended March 31, 2014 and 2013 we generated revenues of $1,450 and $1,430 respectively. Our research and development expenses increased to $20,966 during three months ended March 31, 2014 compared to $0 during the same period in the prior year. The increase was due to developing BreedIT’s SDSS system. Our general and administrative expenses during three months ended March 31, 2014 were $3,276,188 as compared to $23,407 during the same period in the prior year. The significant increase was due increased non-cash compensation to no related and related parties. We incurred a net loss of $3,336,568 attributable to BreedIT Corp during three months ended March 31, 2014 compared to a net loss of $108,193 in same period in the prior year.

Purchase or Sale of Equipment

Other than the purchase of servers, work stations and relevant literature, we do not expect to purchase or sell any plant or significant equipment.

Liquidity and Capital Resources

Our balance sheet as of March 31, 2014 reflects current assets of $2,121,134 consisting of cash and cash equivalents of $1,119,001 and certificates of deposit of $1,002,144. As of December 31, 2013, we had current assets of $656,110 consisting of cash and cash equivalents of $656,067 and restricted cash of $43.

As of March 31, 2014, we had total current liabilities of $233,434 consisting of $60,543 in accounts payable and accrued liabilities, $35,650 due to related parties, $5,800 in deferred revenues, $21,962 accrued interest payable and $109,479 in convertible notes payable, net of discount. As of March 31, 2014, we had $7,226 in long-term deferred revenues.

As of December 31, 2013, we had total current liabilities of $160,052 consisting of $59,574 in accounts payable and accrued liabilities, $2,305 due to related parties, $15,565 accrued interest payable, $5,800 in deferred revenues and $76,808 in convertible notes payable, net of discount. As of December 31, 2013, we had $8,676 in long-term deferred revenues.

We had positive working capital of $1,887,700 as of March 31, 2014 compared to positive working capital $496,058 at December 31, 2013. Such working capital has been sufficient to sustain our operations to date. Our total liabilities as of March 31, 2014 were $240,660 compared to $168,728 at December 31, 2013.

During the three months ended March 31, 2014, we used $1,176,149 in our operating activities. This resulted from a net loss of $3,336,568, increase in other assets of $1,002,090, decrease in accounts payable of $40,111, decrease in deferred revenues of $1,450 and offset principally by options issued for services of $2,594,209, $496,134 expense related to non-cash compensation, increase in accrued expenses of $47,476, increase in related parties payable of $33,345 and amortization expenses related to debt discount of $32,671.

During the three months ended March 31, 2013, we used $47,511 in our operating activities. This resulted from a net loss of $108,193, decrease in accounts payable of $22,605, decrease in accrued expenses of $2,208 and decrease in deferred revenues of $1,430 and offset principally by $65,309 loss on trading securities and amortization expenses related to debt discount of $21,279.

During the three months ended March 31, 2014, we used $3,391 from investing activities which resulted from purchase of property and equipment, compared to cash generated from investing activities during three months ended March 31, 2013 of $32,269 which resulted from sale of trading securities.

During the three months ended March 31, 2014, we financed our negative cash flow from operations through the proceeds from exercise of warrants in the amount of $48,000 and from sale of common stock in the amount of $1,590,750 compared to no financing activities during three months ended March 31, 2013.

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

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents. As of March 31, 2014 and December 31, 2013, we had cash and cash equivalents of $1,119,001 and $656,067, respectively.

Restricted cash

Cash and cash items which are restricted as to withdrawal or usage. Restricted cash includes legally restricted deposits held as compensating balances against credit cards. As of March 31, 2014 and December 31, 2013 we had restricted cash of $0 and $43 respectively.

Certificates of deposit

Certificates of deposit are held for seven days, renew automatically and bear interest of 0.02% per annum.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of As of March 31, 2014 and December 31, 2013, the carrying value of accounts payable and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

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

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2014 and December 31, 2013, and expenses for the three months ended March 31, 2014 and the periods from inception to March 31, 2014. Actual results could differ from those estimates made by management.

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

Fair Value Measurements at March 31, 2014
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

None.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of March 31, 2014, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

ITEM 1A. RISK FACTORS  Back to Table of Contents

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1. Description of Business, subheading "Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS Back to Table of Contents

On March 3, 2014 the Company issued 1,000,000 restricted shares of common stock in consideration for investor relations (IR) services provided to the Company. The shares were valued at $480,000 based on the closing price of the Company's common stock on the date of grant.

From January 23, 2014 to March 31, 2014 the Company sold to 10 non-US private accredited investors a total of 6,461,666 shares for cash consideration of $923,000 at an average price of $0.143.

From March 10, 2014 through March 31, 2014, the Company sold to 12 non-US private accredited investors, a total of 3,270,000 units for cash consideration of $667,750 at an average price of $0.204 (the "Units"), each unit comprised of one share of common stock, one class C warrant with 24 months term exercisable at a price of $0.35; The relative fair value of the stock with embedded warrants was $189,300 for the common stock, $478,450 for class C warrants.

On February 24, 2014 and March 13, 2014, 3 share and warrant holders exercised warrants and were issued 1,144,262 shares for cash consideration of $48,000.

On February 18, 2014 the Company issued to Dr. Oded Sagee minority owner and founder of BreedIT Ltd., 2,200,000 shares of our common stock valued based on the closing market price on the acquisition date at $151,800; 2,200,000 Class A options for the purchase of 2,200,000 shares of our common stock at $0.055 per share valued using the black-scholes model with volatility of 122% and a discount rate of 0.23% for a total value of $84,967; and 2,200,000 Class B options for the purchase of 2,200,000 shares of our common stock at $0.065 per share valued using the black-scholes model with volatility of 122% and a discount rate of 0.23% for a total value of $84,680.

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

Exhibit No.	Description
3.1	Articles of Incorporation (Incorporated by reference from our Registration Statement on Form S-1 filed on October 19, 2010).
3.1.1	Certificate of Amendment of Certificate of Incorporation (Incorporated by reference from our Periodic Report on Form 8-K filed on March 1, 2012).
3.2	Bylaws (Incorporated by reference from our Registration Statement on Form S-1 filed on October 19, 2010).
4.1	Specimen ordinary share certificate (Incorporated by reference from our Registration Statement on Form S-1 filed on October 19, 2010).
10.6	Preliminary Agreement between the Registrant, BreedIT and Oded Sagee dated August 15, 2013, filed with the Registrant's Form 8-K on August 19, 2013.
10.7	Share Purchase Agreement between the Registrant, BreedIT and Oded Sagee dated October 20, 2013, filed with the Registrant's Form 8-K on October 21, 2013.
31.1	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Yoel Yogev, filed herewith.
31.2	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Oded Gilboa, filed herewith.
32.1	Section 906 of the Sarbanes-Oxley Act of 2002 of Yoel Yogev, filed herewith
32.2	Section 906 of the Sarbanes-Oxley Act of 2002 of Oded Gilboa, filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

BREEDIT CORP.
By: /s/ Yoel Yogev
Yoel Yogev
Chief Executive Officer and Director
(Principal Executive Officer)
Date: May 15, 2014

By: /s/ Oded Gilboa
Oded Gilboa
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: May 15, 2014

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Yoel Yogev
Yoel Yogev
Chief Executive Officer and Chairman
(Principal Executive Officer)
Date: May 15, 2014

By: /s/ Oded Gilboa
Oded Gilboa
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: May 15, 2014

By: /s/ Itschak Shrem, Chairman
Itschak Shrem
Chairman
Date: May 15, 2014

By: /s/ Erez Zino, Director
Erez Zino
Director
Date: May 15, 2014