Form 10-Q
period 2014-06-30
BREEDIT CORP.
filed 2014-08-06
CIK 1498067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

Commission file number: 333-168527

BREEDIT CORP.
(Exact Name Of Registrant As Specified In Its Charter)

Delaware	68-0080601
(State of Incorporation)	(I.R.S. Employer Identification No.)

40 Wall Street, 28th Floor, New York, NY	10005
(Address of Principal Executive Offices)	(ZIP Code)

Registrant's Telephone Number, Including Area Code: (212) 400-7198

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

On August 6, 2014, the Registrant had 91,013,512 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

BREEDIT CORP.
(Formerly Progaming Platforms Corp.)
(A Development Stage Company)
Balance Sheets
As of June 30, 2014 and December 31, 2013

	June 30, 2014
	(Unaudited)	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,466,592	$656,067
Certificate of deposit	1,023,058	-
Restricted cash	-	43
Other receivables	10,683	-
Total current assets	2,500,333	656,110
Property and equipment, net	4,964	168
Total assets	$2,505,297	$656,278

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$45,798	$59,574
Deferred revenues	5,800	5,800
Related parties payable	27,000	2,305
Accrued interest payable	28,360	15,565
Convertible notes payable, net of discount	137,274	76,808
Total current liabilities	244,232	160,052

Long-term deferred revenues	5,776	8,676

Total liabilities	250,008	168,728

Stockholders' equity (deficit)
Common stock, par value $0.0001 per share, 5,000,000,000 shares authorized:
90,413,512 and 72,255,917 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	904	723
Stock payable	199,647	321,447
Accumulated other comprehensive income	1,860	(340)
Non-controlling interest	(21,904)	47,523
Stock subscription receivable	(300)	(300)
Additional paid-in capital	7,502,974	2,015,172
(Deficit) accumulated during the development stage	(5,427,892)	(1,896,675)
Total stockholders' equity (deficit)	2,255,289	487,550
Total liabilities and stockholders' equity (deficit)	$2,505,297	$656,278

The accompanying notes are an integral part of these financial statements.

BREEDIT CORP.
(Formerly Progaming Platforms Corp.)
(A Development Stage Company)
Statements of Operations
For the Three and Six-Month Periods Ended June 30, 2014 and 2013 and From Inception (May 26, 2010) to June 30, 2014
(Unaudited)

					For the period from
	For the three	For the three	For the six	For the six	date of inception
	months ended	months ended	months ended	months ended	(May 20, 2010) to
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014

Revenues	$1,450	$1,446	$2,900	$2,876	$107,424

Expenses
Research and development	(20,810)	-	(41,776)	-	(158,996)
General and administrative	(236,374)	(21,545)	(3,512,562)	(44,952)	(5,391,137)
Total operating expenses	(257,184)	(21,545)	(3,554,338)	(44,952)	(5,550,133)

(Loss) from operations	(255,734)	(20,099)	(3,551,438)	(42,076)	(5,442,709)

Interest expense	(6,398)	(3,435)	(12,795)	(6,627)	(31,332)
Amortization of debt discount	(31,795)	(22,701)	(64,466)	(43,350)	(155,075)
Loss on trading securities	-	(47,519)	-	(112,828)	(114,752)
Other income / (expense)	28,750	1,218	26,954	4,152)	9,747)
Financial income (expense)	(9,443)	(72,437)	(50,307)	(158,653)	(291,412)

Provision for income taxes	-	-	-	-	-

Net (loss)	$(265,177)	$(92,536)	$(3,601,754)	$(200,729)	$(5,734,121)

Less: loss (income) attributable to non-controlling interest	33,905	-	70,528	-	306,229

Net loss (income) attributable to BreedIT Corp.	$(231,272)	$(92,536)	$(3,531,217)	$(200,729)	$(5,427,892)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.04)	$(0.00)

Weighted average number of common shares outstanding - basic	89,582,578	52,197,055	83,716,789	52,197,055

The accompanying notes are an integral part of these financial statements.

					For the period from
	For the three	For the three	For the six	For the six	date of inception
	months ended	months ended	months ended	months ended	(May 20, 2010) to
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014
Foreign currency translation gain (loss)	(424)	-	3,300	-	(2,960)
Add: loss attributable to non-controlling interest	(33,905)	-	(70,528)	-	(306,229)
Total comprehensive loss	(265,601)	(92,536)	(3,598,445)	(200,729)	(5,737,081)
Less: comprehensive loss attributable to non-controlling interest	33,905	-	70,528	-	306,229
Comprehensive loss attributable to BreedIT Corp.	$(231,696)	$(92,536)	$(3,527,917)	$(200,729)	$(5,430,852)

The accompanying notes are an integral part of these financial statements.

BREEDIT CORP.
(Formerly Progaming Platforms Corp.)
(A Development Stage Company)
Statements of Cash Flows
For the Six-Month Periods Ended June 30, 2014 and 2013 and for the Period from Inception (May 26, 2010) to June 30, 2014
(Unaudited)

	For the six	For the six	Cumulative
	months ended	months ended	From
	March 31, 2014	March 31, 2013	Inception
Operating Activities:
Net (loss)	$(3,601,754)	$(200,729)	$(5,734,121)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Loss on trading securities	-	112,828	131,022
Depreciation	769	155	1,548
Amortization of debt discount	64,466	43,350	155,075
Shares issued for services	480,000	-	938,771
Warrants issued for services	59,072	-	214,822
Options issued for services	2,594,209	-	2,594,209
Impairment of goodwill	-	-	630,880
Changes in net assets and liabilities:
Decrease (increase) in other current assets	(10,683)	-	(14,746)
Decrease (increase) in prepaid expenses	-	-	(1,460)
Decrease (increase) in accounts payable	(13,776)	(16,874)	4,367
(Decrease) increase in accrued expenses	12,795	-	39,160
(Decrease) increase in related parties payable	24,695	(6,000)	76,785
Investment in trading securities	-	4,850	-
(Decrease) increase in deferred revenue	(2,900)	(2,876)	11,576
Contribution of services from shareholder	-	-	17,100
Other assets	(1,023,015)	4,082	(1,014,990)
Net cash used in operating activities	(1,416,113)	(61,214)	(1,950,002)

Investing activities:
Purchases of property and equipment	(5,562)	-	(6,509)
Cash received from sale of trading securities	-	49,324	63,545
Net cash used in investing activities	(5,562)	49,324	57,036

Financing activities:
Borrowing on debt	-	6,900	233,220
Proceeds from exercise of warrants	188,000	-	188,000
Principal payments on debt	-	-	(10,020)
Proceeds from sale of common stock (net of issuance expenses)	2,040,900	-	2,945,398
Net cash provided by financing activities	2,228,900	6,900	3,356,598
Foreign currency adjustment	3,300	-	2,960

Net increase (decrease) in cash	810,525	(4,990)	1,466,592
Cash and cash equivalents at beginning of period	656,067	21,392	-
Cash and cash equivalents at end of period	$1,466,592	$16,402	$1,466,592

Non cash transactions:
Shares issued for investment in trading securities	$-	$-	$190,504
Non-controlling interest in related to BreedIT Ltd.	$-	$-	$305,433
Stock subscribed for acquisition of BreedIT Ltd.	$-	$-	$321,447
Debt discount	$-	$2,500	$218,800
Forgiveness of accrued debt by related parties	$-	$49,000	$49,000
Conversion of debt to equity	$4,000	$-	$25,172
Liabilities assumed at acquisition of BreedIT Ltd.	$-	$-	$26,209
Shares issued from stock payable	$151,800	$-	$151,800
Cashless exercise of warrants	$3	$-	$3

Additional information:
Cash paid for interest expenses	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

BREEDIT CORP.
(formerly Progaming Platforms Corp.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
June 30, 2014 (Unaudited)

(1) Summary of Significant Accounting Policies

Basis of Presentation and Organization

BreedIt Corp. ("BreedIt" or the "Company") is a Delaware corporation in the development stage and has not commenced operations. The Company was incorporated under the laws of the State of Delaware on May 26, 2010. On October 24, 2013 we entered into an agreement to acquire 66.67% of BreedIT Israel's capital stock. Subsequently, we were issued 200 shares of BreedIT Israel's capital stock ("Ordinary Shares") which represent 66.67% of BreedIT's outstanding Ordinary Shares with the founder, Dr. Oded Sagee owning the remaining 100 Ordinary Shares, representing 33.33% of the outstanding Ordinary Shares.

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

The accompanying unaudited financial statements of the Company are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for an air presentation have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2013 and the notes thereto included in the Company's Report on Form 10-K filed with the SEC on March 31, 2014.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents. As of June 30, 2014 and December 31, 2013, we had cash of $1,466,592 and $656,067, respectively.

Restricted cash

Cash and cash items which are restricted as to withdrawal or usage. Restricted cash includes legally restricted deposits held as compensating balances against credit cards. As of June 30, 2014 and December 31, 2013, we had restricted cash of $0 and $43, respectively.

Certificate of Deposit

Certificates of deposit are held for seven days, renew automatically and bear interest of 0.02% per annum. As of June 30, 2014 and December 31, 2013, we had Certificates of deposit of $1,023,058 and $0 respectively.

Other Receivables

VAT paid to vendors net of VAT collected on sales, if any, is claimed back from Israeli VAT Authority. The amount claimed is accordingly charged to other receivables. In prior periods amounts claims were expensed to bad debt until reasonable assurance of collectability was established. During Q2 prior period VAT amounts claimed were collected and prior period entries to bad debt reversed. The amount currently included in other receivables reflect VAT paid but not yet collected from the VAT authority.

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

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company's financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of As of June 30, 2014 and December 31, 2013, the carrying value of accounts payable and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. As of June 30, 2014, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of As of June 30, 2014 and December 31, 2013, and expenses for the year ended as of June 30, 2014 and the periods from inception to June 30, 2014. Actual results could differ from those estimates made by management.

Fair value measurements

As defined in ASC 820-10, Fair Value Measurements and Disclosures ("ASC 820-10"), fair value is based on the price that would be received to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, ASC 820-10 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

The following table presents the Company's financial assets and liabilities that are carried at fair value, classified according to the three categories described above:

Fair Value Measurements at June 30, 2014
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

Impact of recently issued accounting standards

n July 2013, FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. ASU No. 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company's Consolidated Financial Statements.

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

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, "Technical Corrections and Improvements" in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, "Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)" in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, "Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment" in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity's financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

Goodwill and Intangible Assets

Goodwill is tested for impairment at a minimum on an annual basis. Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit's carrying value is compared to its fair value. The fair values of the reporting units are estimated using market and discounted cash flow approaches. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The discounted cash flow approach uses expected future operating results. Failure to achieve these expected results may cause a future impairment of goodwill at the reporting unit. We conducted our annual impairment tests of goodwill as of June 30, 2014. As a result of these tests, we recorded impairment charges to our goodwill during the year ended December 31, 2013 of $630,880.

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

(2) Development Stage Activities and Going Concern

The Company is currently in the development stage and has limited or not commenced operations. The business plan of the Company transitioned from being a provider of online gaming software to the developer and provider of an intelligent decision support system ("IDSS") utilized by the agriculture breeding industry, we were able to utilize our software programming expertise. Our business efforts are now being directed toward offering our IDSS Software program to a wide variety of users engaged in plant breeding, primarily within the seed industry. We plan on marketing our IDSS Software to agro-breeders, providing them with the ability to better plan, manage and analyze their breeding data and to perform research activities quickly and effectively so as to significantly increase production and plant quality.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

From October 16, 2013 through December 30, 2013, the Company sold to 22 non-US private accredited investors, a total of 15,750,260 units for cash consideration of $787,513 at a price of $0.05 (the "Units"), each unit comprised of one share of common stock, one class A warrant with 18 months term and one class B warrant with 24 month term, exercisable at a price of $0.055 and $0.065 respectively; of this total 4,500,000 units were sold to directors and officers. The relative fair value of the stock with attached warrants was $246,084 for the common stock, $266,967 for class A warrants and $274,462 for class B warrants.

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

From January 23, 2014 to June 30, 2014 the Company sold to 10 non-US private accredited investors a total of 6,461,666 shares for cash consideration of $923,000 at an average price of $0.143.

From March 10, 2014 through June 30, 2014, the Company sold to 12 non-US private accredited investors, a total of 3,270,000 units for cash consideration of $667,750 at an average price of $0.204 (the "Units"), each unit comprised of one share of common stock, one class C warrant with 24 months term exercisable at a price of $0.35. The relative fair value of the stock with attached warrants was $189,300 for the common stock, $478,450 for class C warrants.

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

On April 1, 2014 and April 7, 2014 the Company sold to 2 private accredited investors, a total of 1,215,000 units for cash consideration of $250,150 at an average price of $0.206 (the "Units"), each unit comprised of one share of common stock, one class C warrant with 24 months term exercisable at a price of $0.35. The relative fair value of the stock with attached warrants was $61,984 for the common stock, $188,166 for class C warrants.

On May 8, 2014 the Company sold to 1 private accredited investor, a total of 666,667 units for cash consideration of $200,001 at a price of $0.30 (the "Units"), each unit comprised of one share of common stock, one class H warrant with 3 months term exercisable at a price of $0.30 and one class I warrant with 18 month term exercisable at price of $0.45. The relative fair value of the stock with attached warrants was $69,916 for the common stock, $130,085 for warrants.

On April 12, 2014 the Company issued 1,00,000 warrants, vesting over 12 quarters in equal amounts starting July 1, 2014 with term of 36 months from vesting date, exercisable at $0.35 per share to 1 entity in consideration for serving on the company's scientific advisory board. The warrants were valued using the Black-Scholes model with 273% volatility and 0.80% discount rate for a total of $391,335 of this amount $42,938 was expensed during the quarter with balance to be expensed over remaining term.

On April 14, 2014 and on June 22, 2014 share and warrant holders exercised warrants for cash consideration of $140,000, in return 2,000,000 shares were issued and as of balance sheet date 600,000 shares are to be issued.

During Q2 2014 one shareholder converted $4,000 of debt and accrued interest to 200,000 shares at a conversion price of $0.02 per share. The conversion occurred within the terms of the convertible note agreements with no gain or loss recorded.

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

On March 1, 2012, the Company filed a Certificate of Amendment to its Certificate of Incorporation effecting a forward stock split of the Company's issued and outstanding shares of Common Stock at a ratio of ten-to-one (the "Forward Split").  The Certificate of Amendment provides that each outstanding share of the Company's Common Stock, par value $0.0001 per share, will be split and converted, automatically, without further action, into ten (10) shares of Common Stock of $0.00001 par value per share. The Forward Split has been reflected in the Company's financial statements for year ended December 31, 2013 and 2012.

(4) Revenue Recognition

On July 1, 2011 and on July 10, 2011, the Company signed license agreements with two separate corporations in Israel and Luxemburg (the "Licensees"). Subject to the terms and condition of each agreement the Company granted each Licensee a license to use the Company's proprietary online gaming platform in certain parts of the world.  Each license is, in general, non-exclusive, except for certain countries specified within each agreement.  The agreements grant each Licensee the right to develop and operate websites offering online games based on the Company's proprietary technology for a period of 5 years as of the respective agreement's effective date. In the event that by the eighteenth-month anniversary of the each agreement's effective date the respective Licensee fails to have at least one active website in each of the countries that comprise the exclusive territory of the agreement, the Company shall be entitled to either terminate exclusivity for these countries or terminate the entire agreement. In consideration of these agreements, and of support services to be provided by the Company through the license period, the Licensees have paid the Company non-refundable, one-time license fees totaling $119,000. In addition to such license fees, once each Licensee realizes revenues at a certain level specified in its respective agreement from its use of the Company's platform, it shall pay the Company a royalty in the amount of 50% of gross revenues realized from its use of this platform.

On December 26, 2011, the corporation from Luxemburg announced the termination of the agreement due to the economic situation in Europe. As a result, the entire license fee in the amount of $90,000 was recognized immediately as revenues.
As of the three and six months ended June 30, 2014, the Company recognized a total sum of $1,450 and $2,900 compared to $1,446 and $2,876, respectively, for the three and six months ended June 30, 2013 out of the total $119,000 license fees paid for both of the aforementioned agreements. The contract in the amount of $90,000 was canceled by the client; therefore we recognized the whole sum as revenues according to the terms of the agreement. The second contract grants the client licenses for a period of 5 years, the remaining sum of $11,576 was deferred on the Company's balance sheet, $5,800 as current and $5,776 as long term liabilities, and is expected to be recognized over the remaining period of the agreements.

As of June 30, 2014 and 2013, no royalties have been paid by or recognized in connection with the aforementioned agreements.

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

In addition as described in Note 3, From October 16, 2013 through December 30, 2013, the Company sold to 22 non-US private investor, a total of 15,750,260 million units for cash consideration of $787,513 at a price of $0.05 (the "Units"), each unit comprised of one share of common stock, one class A warrant and one class B warrant, exercisable at a price of $0.055 and $0.065 respectively; of this total 4,500,000 units were sold to directors and officers for $225,000 subscriptions receivable. The relative fair value of the stock with attached warrants was $219,707 for the common stock, $280,826 for class A warrants and $286,981 for class B warrants.

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

On April 14, 2014 1 related share and warrant holder exercised warrants and was issued 2,000,000 shares for cash consideration of $110,000.

Related Parties payable as of June 30, 2014 and December 31, 2013 are $27,000 and $2,305 respectively the increase is due to an increase in liabilities to related party.

(8) Convertible and Non-Convertible Notes Payable

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

During Q2 2014 one shareholder converted $4,000 of debt and accrued interest to 200,000 shares at a conversion price of $0.02 per share. The conversion occurred within the terms of the convertible note agreements with no gain or loss recorded.

For the three and six months ended June 30, 2014 the Company recorded amortization expenses related to the beneficial conversion features of $31,795 and $64,466 as compared to $22,701 and $43,350 for the three and six months ended June 30, 2013, respectively.

The Company recorded interest expense in the amount of $6,398 and $12,795 for the three and six months ended June 30, 2014 as compared to $3,435 and $6,627 for the three and six months ended June 30, 2013, respectively.

(9) Investments

Investments in Trading Securities as of June 30, 2014 and December 31, 2013 are summarized below:

	Cost Basis	Unrealized Gains	Realized Losses	Unrealized Losses	Fair Value
June 30, 2014	$-	$-	$-	$-	$-
December 31, 2013 Trading Securities	-	-	114,752	-	-

As of June 30, 2014 and December 31, 2013 the company owns no shares of Gefen Biomed Investments, a publicly traded company. During the year ended December 31, 2013, the Company recorded a realized loss of $114,752 due to their decreased market value as compared to December 31, 2012.

(10) Subsequent Events

As defined in FASB ASC 855-10, “Subsequent Events”, subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued.

Subsequent to the period ended June 30, 2014, the Company issued 600,000 restricted shares in connection with the exercise of 600,000 warrants during the period ended June 30, 2014.

The Company evaluated all other events and transactions that occurred subsequent to the balance sheet date and prior to the date on which the financial statements contained in this report were issued, and the Company determined that no such events or transactions necessitated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATION Back to Table of Contents

FORWARD-LOOKING STATEMENTS

Certain statements that the Company may make from time to time, including all statements contained in this report that are not statements of historical fact, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and the safe harbor provisions set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by words such as “plans,” “expects,” “believes,” “anticipates,” “estimates,” “projects,” “will,” “should,” and other words of similar meaning used in conjunction with, among other things, discussions of future operations, financial performance, product development and new product launches, market position and expenditures. The Company assumes no obligation to update any forward-looking statements. Additional information concerning factors which could cause differences between forward-looking statements and future actual results is discussed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 31, 2014.

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

Executive Overview

We are a development stage company with limited operations and have no significant revenues from our business operations. There is substantial doubt that we can continue as an on-going business for the next twelve months. We do not anticipate that we will generate significant revenues until we enter into licensing agreements with additional online gaming servers, or web advertisers, to permit them to offer games of skill on our platform as part of their member services, or as part of their advertising campaign. Accordingly, we must raise cash from sources other than our operations in order to implement our marketing plan.

In our management's opinion, there is a potential demand for our technology which will enable online game service providers, and websites engaged in marketing efforts designed to increase traffic, to provide a platform offering financial rewards to winners of online competitive games of skill.

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

In April 2011, we raised $40,000 and issued 400,000 shares of our common stock to two non - US investors.  These transactions did not involve any underwriters, underwriting discounts or commissions, nor any public offering.  We believe these transactions were exempt from registration pursuant to Regulation S of the Securities Act.

On August 19, 2013, we disclosed that we had entered into a preliminary agreement (the "Preliminary Agreement") with BreedIT Israel and its founder, Dr. Oded Sagee, pursuant to which we agreed to acquire 66.67% of BreedIT Israel's capital stock. Subsequently, we were issued 200 shares of BreedIT Israel's capital stock ("Ordinary Shares") which represent 66.67% of BreedIT's outstanding Ordinary Shares with the founder, Dr. Oded Sagee owning the remaining 100 Ordinary Shares, representing 33.33% of the outstanding Ordinary Shares.

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

Results of Operations during the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013

During the three and six months ended June 30, 2014 we generated revenues of $1,450 and $2,900 compared to $1,446 and $2,876, respectively, for the three and six months ended June 30, 2013. Our research and development expenses increased to $20,810 and $41,776 during three and six months ended June 30, 2014 compared to $0 and $0 during the same period in the prior year. The increase was due to developing BreedIT's SDSS system.

Our general and administrative expenses during the three and six months ended June 30, 2014 were $236,374 and $3,512,562 as compared to $21,545 and $44,952 during the same period in the prior year. The significant increase was due increased non-cash compensation to non-related and related parties. We incurred a net loss of $231,272 and $3,531,217 attributable to BreedIT Corp during three and six months ended June 30, 2014 compared to a net loss of $92,536 and $200,729 during the same period in the prior year.

Purchase or Sale of Equipment

Other than the purchase of servers, work stations and relevant literature, we do not expect to purchase or sell any plant or significant equipment.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2014 reflects current assets of $2,500,333 consisting of cash and cash equivalents of $1,466,592, certificates of deposit of $1,023,058 and other receivables of $10,683. As of December 31, 2013, we had current assets of $656,110 consisting of cash and cash equivalents of $656,067 and restricted cash of $43.

As of June 30, 2014, we had total current liabilities of $244,232 consisting of $45,798 in accounts payable and accrued liabilities, $27,000 due to related parties, $5,800 in deferred revenues, $28,360 accrued interest payable and $137,274 in convertible notes payable, net of discount. As of June 30, 2014, we had $5,776 in long-term deferred revenues.

As of December 31, 2013, we had total current liabilities of $160,052 consisting of $59,574 in accounts payable and accrued liabilities, $2,305 due to related parties, $15,565 accrued interest payable, $5,800 in deferred revenues and $76,808 in convertible notes payable, net of discount. As of December 31, 2013, we had $8,676 in long-term deferred revenues.

We had positive working capital of $2,256,101 as of June 30, 2014 compared to positive working capital $496,058 at December 31, 2013. Such working capital has been sufficient to sustain our operations to date. Our total liabilities as of June 30, 2014 were $250,008 compared to $168,728 at December 31, 2013.

During the six months ended June 30, 2014, we used $1,416,113 in our operating activities. This resulted from a net loss of $3,601,745, increase in other assets of $1,023,015, decrease in account payable of $13,776, increase in other current assets of $10,683 and decrease in deferred revenues of $2,900 and offset principally by options issued for services of $2,594,209, expense related to non-cash compensation of $539,072, increase in accrued expenses of $12,795, increase in related parties payable of $24,695, amortization expenses related to debt discount of $64,466 and depreciation expense of $769.

During the six months ended June 30, 2013, we used $61,214 in our operating activities. This resulted from a net loss of $200,729, decrease in accounts payable and accrued expenses of $16,874, decrease in deferred revenue of $2,876 and the increase in related payables of $6,000, offset principally by $112,828 loss on trading securities, amortization expenses related to debt discount of $43,350, sale of investment in trading securities of $4,850, decrease in other assets of $4,082, and depreciation expense of $155.

During the six months ended June 30, 2014, we used $5,562 from investing activities which resulted from purchase of property and equipment, compared to cash generated from investing activities during three months ended June 30, 2013 of $49,324 which resulted from sale of trading securities.

During the six months ended June 30, 2014, we financed our negative cash flow from operations through the proceeds from exercise of warrants in the amount of $188,000 and from sale of common stock in the amount of $2,040,900 compared to borrowings on debt in the amount of $6,900 during the six months ended June 30, 2013.

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

Critical Accounting Policies

Basis of Presentation and Organization

BreedIt Corp. ("BreedIt" or the "Company") is a Delaware corporation in the development stage and has not commenced operations. The Company was incorporated under the laws of the State of Delaware on May 26, 2010. On October 24, 2013 we entered into an agreement to acquire 66.67% of BreedIT Israel's capital stock. Subsequently, we were issued 200 shares of BreedIT Israel's capital stock ("Ordinary Shares") which represent 66.67% of BreedIT's outstanding Ordinary Shares with the founder, Dr. Oded Sagee owning the remaining 100 Ordinary Shares, representing 33.33% of the outstanding Ordinary Shares.

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

The accompanying unaudited financial statements of the Company are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for an air presentation have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2013 and the notes thereto included in the Company's Report on Form 10-K filed with the SEC on March 31, 2014.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents. As of June 30, 2014 and December 31, 2013, we had cash of $1,466,592 and $656,067, respectively.

Restricted cash

Cash and cash items which are restricted as to withdrawal or usage. Restricted cash includes legally restricted deposits held as compensating balances against credit cards. As of June 30, 2014 and December 31, 2013, we had restricted cash of $0 and $43, respectively.

Certificate of Deposit

Certificates of deposit are held for seven days, renew automatically and bear interest of 0.02% per annum. As of June 30, 2014 and December 31, 2013, we had Certificates of deposit of $1,023,058 and $0 respectively.

Other Receivables

VAT paid to vendors net of VAT collected on sales, if any, is claimed back from Israeli VAT Authority. The amount claimed is accordingly charged to other receivables. In prior periods amounts claims were expensed to bad debt until reasonable assurance of collectability was established. During Q2 prior period VAT amounts claimed were collected and prior period entries to bad debt reversed. The amount currently included in other receivables reflect VAT paid but not yet collected from the VAT authority.

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

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company's financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of As of June 30, 2014 and December 31, 2013, the carrying value of accounts payable and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. As of June 30, 2014, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of As of June 30, 2014 and December 31, 2013, and expenses for the year ended as of June 30, 2014 and the periods from inception to June 30, 2014. Actual results could differ from those estimates made by management.

Fair value measurements

As defined in ASC 820-10, Fair Value Measurements and Disclosures ("ASC 820-10"), fair value is based on the price that would be received to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, ASC 820-10 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

The following table presents the Company's financial assets and liabilities that are carried at fair value, classified according to the three categories described above:

Fair Value Measurements at June 30, 2014
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

Impact of recently issued accounting standards

n July 2013, FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. ASU No. 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company's Consolidated Financial Statements.

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

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, "Technical Corrections and Improvements" in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, "Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)" in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, "Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment" in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity's financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

Goodwill and Intangible Assets

Goodwill is tested for impairment at a minimum on an annual basis. Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit's carrying value is compared to its fair value. The fair values of the reporting units are estimated using market and discounted cash flow approaches. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The discounted cash flow approach uses expected future operating results. Failure to achieve these expected results may cause a future impairment of goodwill at the reporting unit. We conducted our annual impairment tests of goodwill as of June 30, 2014. As a result of these tests, we recorded impairment charges to our goodwill during the year ended December 31, 2013 of $630,880.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

None.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of June 30, 2014, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

From March 10, 2014 through March 31, 2014, the Company sold to 12 non-US private accredited investors, a total of 3,270,000 units for cash consideration of $667,750 at an average price of $0.204 (the "Units"), each unit comprised of one share of common stock, one class C warrant with 24 months term exercisable at a price of $0.35. The relative fair value of the stock with attached warrants was $189,300 for the common stock, $478,450 for class C warrants.

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

On April 1, 2014 and April 7, 2014 the Company sold to 2 private accredited investors, a total of 1,215,000 units for cash consideration of $250,150 at an average price of $0.206 (the "Units"), each unit comprised of one share of common stock, one class C warrant with 24 months term exercisable at a price of $0.35. The relative fair value of the stock with attached warrants was $61,984 for the common stock, $188,166 for class C warrants.

On May 8, 2014 the Company sold to 1 private accredited investor, a total of 666,667 units for cash consideration of $200,001 at a price of $0.30 (the "Units"), each unit comprised of one share of common stock, one class H warrant with 3 months term exercisable at a price of $0.30 and one class I warrant with 18 month term exercisable at price of $0.45. The relative fair value of the stock with attached warrants was $69,916 for the common stock, $130,085 for warrants.

On April 14, 2014 and on June 22, 2014 2 share and warrant holders exercised warrants for cash consideration of $140,000, in return 2,000,000 shares were issued and as of balance sheet date 600,000 shares are to be issued.

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

None.

ITEM 4. MINE SAFETY DISCLOSURE. Back to Table of Contents

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
Date: August 6, 2014

By: /s/ Oded Gilboa
Oded Gilboa
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: August 6, 2014

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Yoel Yogev
Yoel Yogev
Chief Executive Officer and Chairman
(Principal Executive Officer)
Date: August 6, 2014

By: /s/ Oded Gilboa
Oded Gilboa
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: August 6, 2014

By: /s/ Itschak Shrem, Chairman
Itschak Shrem
Chairman
Date: August 6, 2014