Form 10-Q
period 2014-09-30
BREEDIT CORP.
filed 2014-11-12
CIK 1498067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

On November 6, 2014, the Registrant had 92,049,512 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

BREEDIT CORP.
(Formerly Progaming Platforms Corp.)
(A Development Stage Company)
Balance Sheets
As of September 30, 2014 and December 31, 2013

	September 30, 2014
	(Unaudited)	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,179,572	$656,067
Certificate of deposit	989,740	-
Restricted cash	-	43
Other receivables	11,424	-
Total current assets	2,180,736	656,110
Property and equipment, net	6,119	168
Total assets	$2,186,855	$656,278

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$53,710	$59,574
Deferred revenues	5,800	5,800
Related parties payable	27,000	2,305
Accrued interest payable	34,313	15,565
Convertible notes payable, net of discount	170,041	76,808
Total current liabilities	290,864	160,052

Long-term deferred revenues	4,314	8,676

Total liabilities	295,178	168,728

Stockholders' equity (deficit)
Common stock, par value $0.0001 per share, 5,000,000,000 shares authorized:
91,483,512 and 72,255,917 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	915	723
Stock payable	192,047	321,447
Accumulated other comprehensive income	1,821	(340)
Non-controlling interest	(62,806)	47,523
Stock subscription receivable	(300)	(300)
Additional paid-in capital	7,573,763	2,015,172
(Deficit) accumulated during the development stage	(5,813,763)	(1,896,675)
Total stockholders' equity (deficit)	1,891,677	487,550
Total liabilities and stockholders' equity (deficit)	$2,186,855	$656,278

The accompanying notes are an integral part of these financial statements.

BREEDIT CORP.
(Formerly Progaming Platforms Corp.)
(A Development Stage Company)
Statements of Operations
For the Three and Nine-Month Periods Ended September 30, 2014 and 2013 and From Inception (May 26, 2010) to September 30, 2014
(Unaudited)

					For the period from
	For the three	For the three	For the nine	For the nine	date of inception
	months ended	months ended	months ended	months ended	(May 20, 2010) to
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013	September 30, 2014

Revenues	$1,462	$1,462	$4,362	$4,338	$108,886

Expenses
Research and development	(29,256)	-	(71,032)	-	(188,252)
General and administrative	(264,599)	(12,059)	(3,777,161)	(57,011)	(5,655,736)
Total operating expenses	(293,855)	(12,059)	(3,848,193)	(57,011)	(5,843,988)

(Loss) from operations	(292,393)	(10,597)	(3,843,831)	(52,673)	(5,735,102)

Interest expense	(5,953)	(3,668)	(18,748)	(10,295)	(37,285)
Amortization of debt discount	(32,767)	(12,264)	(97,233)	(55,614)	(187,842)
Loss on trading securities	-	(1,924)	-	(114,752)	(114,752)
Other income / (expense)	(95,639)	(232)	(68,685)	3,920	(85,892)
Financial income (expense)	(134,359)	(18,088)	(184,666)	(176,741)	(425,771)

Provision for income taxes	-	-	-	-	-

Net (loss)	$(426,752)	$(28,685)	$(4,028,497)	$(229,414)	$(6,160,873)

Less: loss (income) attributable to non-controlling interest	40,881	-	111,409	-	347,110

Net loss (income) attributable to BreedIT Corp.	$(385,871)	$(28,685)	$(3,917,088)	$(229,414)	$(5,813,763)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.05)	$(0.00)

Weighted average number of common shares outstanding - basic	91,075,251	52,197,055	86,196,564	52,197,055

The accompanying notes are an integral part of these financial statements.

					For the period from
	For the three	For the three	For the nine	For the nine	date of inception
	months ended	months ended	months ended	months ended	(May 20, 2010) to
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013	September 30, 2014
Foreign currency translation gain (loss)	(59)	-	3,241	-	(3,019)
Add: loss attributable to non-controlling interest	(40,881)	-	(111,409)	-	(347,110)
Total comprehensive loss	(426,811)	(28,685)	(4,025,256)	(229,414)	(6,163,892)
Less: comprehensive loss attributable to non-controlling interest	40,881	-	111,409	-	347,110
Comprehensive loss attributable to BreedIT Corp.	$(385,930)	$(28,685)	$(3,913,847)	$(229,414)	$(5,816,782)

The accompanying notes are an integral part of these financial statements.

BREEDIT CORP.
(Formerly Progaming Platforms Corp.)
(A Development Stage Company)
Statements of Cash Flows
For the Nine-Month Periods Ended September 30, 2014 and 2013 and for the Period from Inception (May 26, 2010) to September 30, 2014
(Unaudited)

	For the nine	For the nine	Cumulative
	months ended	months ended	From
	September 30, 2014	September 30, 2013	Inception
Operating Activities:
Net (loss)	$(4,028,497)	$(229,414)	$(6,160,873)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Loss on trading securities	-	114,752	131,022
Depreciation	1,614	234	2,393
Amortization of debt discount	97,233	55,614	187,842
Shares issued for services	496,801	-	955,572
Warrants issued for services	59,072	-	214,822
Options issued for services	2,594,209	-	2,594,209
Impairment of goodwill	-	-	630,880
Changes in net assets and liabilities:
Decrease (increase) in accounts receivable	(11,424)	(11,308)	(11,424)
Decrease (increase) in other current assets	-	-	(4,063)
Decrease (increase) in prepaid expenses	-	-	(1,460)
Decrease (increase) in accounts payable	(5,864)	(12,189)	12,279
(Decrease) increase in accrued expenses	18,748	-	45,113
(Decrease) increase in related parties payable	24,695	(6,000)	76,785
Investment in trading securities	-	(4,063)	-
(Decrease) increase in deferred revenue	(4,362)	(4,338)	10,114
Contribution of services from shareholder	-	-	17,100
Other assets	(989,697)	3,991	(981,672)
Net cash used in operating activities	(1,747,472)	(92,721)	(2,281,361)

Investing activities:
Purchases of property and equipment	(7,564)	-	(8,511)
Cash received from sale of trading securities	-	63,545	63,545
Net cash provided by (used in) investing activities	(7,564)	63,545	55,034

Financing activities:
Borrowing on debt	-	16,920	233,220
Proceeds from exercise of warrants	234,400	-	234,400
Principal payments on debt	-	-	(10,020)
Proceeds from sale of common stock (net of issuance expenses)	2,040,900	-	2,945,398
Net cash provided by financing activities	2,275,300	16,920	3,402,998
Foreign currency adjustment	3,241	-	2,901

Net increase (decrease) in cash	523,505	(12,256)	1,179,572
Cash and cash equivalents - beginning of period	656,067	21,392	-
Cash and cash equivalents - end of period	$1,179,572	$9,136	$1,179,572

Non cash transactions:
Shares issued for investment in trading securities	$-	$-	$190,504
Non-controlling interest in related to BreedIT Ltd.	$-	$-	$309,433
Stock subscribed for acquisition of BreedIT Ltd.	$-	$-	$321,447
Debt discount	$-	$2,500	$218,800
Forgiveness of accrued debt by related parties	$-	$49,000	$49,000
Conversion of debt to equity	$4,000	$-	$25,172
Liabilities assumed at acquisition of BreedIT Ltd.	$-	$-	$26,209
Shares issued from stock payable	$151,800	$-	$151,800
Cashless exercise of warrants	$3	$-	$3

Additional information:
Cash paid for interest expenses	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

BREEDIT CORP.
(formerly Progaming Platforms Corp.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
September 30, 2014 (Unaudited)

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

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents. As of September 30, 2014 and December 31, 2013, we had cash of $1,179,572 and $656,067, respectively.

Restricted cash

Cash and cash items which are restricted as to withdrawal or usage. Restricted cash includes legally restricted deposits held as compensating balances against credit cards. As of September 30, 2014 and December 31, 2013, we had restricted cash of $0 and $43, respectively.

Certificate of Deposit

Certificates of deposit are held for seven days, renew automatically and bear interest of 0.02% per annum. As of September 30, 2014 and December 31, 2013, we had Certificates of deposit of $989,740 and $0 respectively.

Other Receivables

VAT paid to vendors net of VAT collected on sales, if any, is claimed back from Israeli VAT Authority. The amount claimed is accordingly charged to other receivables. In prior periods amounts claimed were expensed to bad debt until reasonable assurance of collectability was established. During Q2 2014 prior period VAT amounts claimed were collected and prior period entries to bad debt reversed. The amount currently included in other receivables reflect VAT paid but not yet collected from the VAT authority.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2014 and December 31, 2013, the carrying value of accounts payable and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. As of September 30, 2014, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2014 and December 31, 2013, and expenses for the year ended as of September 30, 2014 and the periods from inception to September 30, 2014. Actual results could differ from those estimates made by management.

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

Fair Value Measurements at September 30, 2014
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

Impact of recently issued accounting standards

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new guidance requires that share-based compensation that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on our financial position or results of operations.

In June 2014, the FASB issued ASU No. 2014-10: Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation , to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements of development stage entities. The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public companies, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The adoption of ASU 2014-10 is not expected to have a material impact on our financial position or results of operations.

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

Goodwill and Intangible Assets

Goodwill is tested for impairment at a minimum on an annual basis. Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit's carrying value is compared to its fair value. The fair values of the reporting units are estimated using market and discounted cash flow approaches. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The discounted cash flow approach uses expected future operating results. Failure to achieve these expected results may cause a future impairment of goodwill at the reporting unit. We conducted our annual impairment tests of goodwill as of September 30, 2014. As a result of these tests, we recorded impairment charges to our goodwill during the year ended December 31, 2013 of $630,880.

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

From January 23, 2014 to September 30, 2014 the Company sold to 10 non-US private accredited investors a total of 6,461,666 shares for cash consideration of $923,000 at an average price of $0.143.

From March 10, 2014 through September 30, 2014, the Company sold to 12 non-US private accredited investors, a total of 3,270,000 units for cash consideration of $667,750 at an average price of $0.204 (the "Units"), each unit comprised of one share of common stock, one class C warrant with 24 months term exercisable at a price of $0.35; The relative fair value of the stock with attached warrants was $189,300 for the common stock, $478,450 for class C warrants.

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

During the period from February 19, 2014 to March 4, 2014, the Company granted a total of 5,050,000 stock options (the "Options") to 4 Company directors and officers who are also minatory owners. The Options, which are fully vested, are exercisable at a price of $0.05 per Share. 1,400,000 options were valued using the Black-Scholes model with 128% volatility and 2.17% discount rate and 3,650,000 were valued using the Black-Scholes model with 154% volatility and 2.17% discount rate for a total of $2,594,210.

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

On May 8, 2014 the Company sold to 1 private accredited investor, a total of 666,667 units for cash consideration of $200,001 at a price of $0.30 (the "Units"), each unit comprised of one share of common stock, one class H warrant with 3 months term exercisable at a price of $0.30 and one class I warrant with 18 month term exercisable at price of $0.45; The relative fair value of the stock with attached warrants was $69,916 for the common stock, $130,085 for warrants.

On April 12, 2014 the Company issued 1,00,000 warrants, vesting over 12 quarters in equal amounts starting July 1, 2014 with term of 36 months from vesting date, exercisable at $0.35 per share to 1 entity in consideration for serving on the company's scientific advisory board. The warrants were valued using the Black-Scholes model with 273% volatility and 0.80% discount rate for a total of $391,335 of this amount $42,938 was expensed during the quarter with balance to be expensed over the remaining term.

On April 14, 2014 and on June 22, 2014 2 share and warrant holders exercised warrants for cash consideration of $140,000, in return 2,600,000 shares were issued.

During Q2 2014 one shareholder converted $4,000 of debt and accrued interest to 200,000 shares at a conversion price of $0.02 per share. The conversion occurred within the terms of the convertible note agreements with no gain or loss recorded.

On August 17, 2014 the Company issued 70,000 restricted shares of common stock in consideration for investor relations (IR) services provided to the Company. The shares were valued at $16,800 based on the closing price of the Company's common stock on the date of grant.

On September 9, 2014 and September 22, 2014 2 share and warrant holders exercised warrants for cash consideration of $46,400, in return 400,000 shares were issued and as of balance sheet date 500,000 shares are to be issued.

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

As of the three and nine months ended September 30, 2014, the Company recognized a total sum of $1,462 and $4,362 compared to $1,462 and $4,338 respectively, for the three and nine months ended September 30, 2013 out of the total $119,000 license fees paid for both of the aforementioned agreements. The contract in the amount of $90,000 was canceled by the client; therefore we recognized the whole sum as revenues according to the terms of the agreement. The second contract grants the client licenses for a period of 5 years, the remaining sum of $10,114 was deferred on the Company's balance sheet, $5,800 as current and $4,314 as long term liabilities, and is expected to be recognized over the remaining period of the agreements.

As of September 30, 2014 and 2013, no royalties have been paid by or recognized in connection with the aforementioned agreements.

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

During the period from February 19, 2014 to March 4, 2014, the Company granted a total of 5,050,000 stock options (the "Options") to 4 Company directors and officers who are also minority owners. The Options, which are fully vested, are exercisable at a price of $0.05 per Share. 1,400,000 options were valued using the Black-Scholes model with 128% volatility and 2.17% discount rate and 3,650,000 were valued using the Black-Scholes model with 154% volatility and 2.17% discount rate for a total of $2,594,210.

On April 14, 2014 1 related share and warrant holder exercised warrants and was issued 2,000,000 shares for cash consideration of $110,000.

Related Parties payable as of September 30, 2014 and December 31, 2013 are $27,000 and $2,305 respectively the increase is due to an increase in liabilities to related party.

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

For the three and nine months ended September 30, 2014 the Company recorded amortization expenses related to the beneficial conversion features of $32,767 and $97,233 as compared to $12,264 and $55,614 for the three and nine months ended September 30, 2013, respectively.

The Company recorded interest expense in the amount of $5,953 and $18,748 for the three and nine months ended September 30, 2014 as compared to $3,668 and $10,295 for the three and nine months ended September 30, 2013, respectively.

(9) Investments

Investments in Trading Securities as of September 30, 2014 and December 31, 2014 are summarized below:

	Cost Basis	Unrealized Gains	Realized Losses	Unrealized Losses	Fair Value
September 30, 2014	$-	$-	$-	$-	$-
December 31, 2013 Trading Securities	-	-	114,752	-	-

As of September 30, 2014 and December 31, 2013 the company owns no shares of Gefen Biomed Investments, a publicly traded company. During the year ended December 31, 2013, the Company recorded a realized loss of $114,752 due to their decreased market value as compared to December 31, 2012.

(10) Subsequent Events

As defined in FASB ASC 855-10, "Subsequent Events", subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued.

500,000 shares of common stock were issued after period end to one investor which had exercised warrants on September 9, 2014 and 66,000 shares of common stock were issued in consideration of legal services provided to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATION Back to Table of Contents

FORWARD-LOOKING STATEMENTS

Certain statements that the Company may make from time to time, including all statements contained in this report that are not statements of historical fact, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and the safe harbor provisions set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by words such as “plans,” “expects,” “believes,” “anticipates,” “estimates,” “projects,” “will,” “should,” and other words of similar meaning used in conjunction with, among other things, discussions of future operations, financial performance, product development and new product launches, market position and expenditures. The Company assumes no obligation to update any forward-looking statements. Additional information concerning factors which could cause differences between forward-looking statements and future actual results is discussed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K, as filed with the SEC on April 1, 2014.

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

In April 2011, we raised $40,000 and issued 400,000 shares of our common stock to two non-US investors.  These transactions did not involve any underwriters, underwriting discounts or commissions, nor any public offering.  We believe these transactions were exempt from registration pursuant to Regulation S of the Securities Act.

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

Results of Operations during the three and nine months ended September 30, 2014 as compared to the three and nine months ended September 30, 2013

During the three and nine months ended September 30, 2014 we generated revenues of $1,462 and $4,362 compared to $1,462 and $4,338, respectively, for the three and nine months ended September 30, 2013. Our research and development expenses increased to $29,256 and $71,032 during three and nine months ended September 30, 2014 compared to $0 and $0 during the same period in the prior year. The increase was due to developing BreedIT's SDSS system.

Our general and administrative expenses during the three and nine months ended September 30, 2014 were $264,599 and $3,777,161 as compared to $12,059 and $57,011 during the same period in the prior year. The significant increase was due to increased non-cash compensation to non-related and related parties. We incurred a net loss of $426,752 and $4,028,497 attributable to BreedIT Corp during three and nine months ended September 30, 2014 compared to a net loss of $28,685 and $229,414 during the same period in the prior year.

Purchase or Sale of Equipment

Other than the purchase of servers, work stations and relevant literature, we do not expect to purchase or sell any plant or significant equipment.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2014 reflects current assets of $2,180,736 consisting of cash and cash equivalents of $1,179,572, certificates of deposit of $989,740 and other receivables of $11,424. As of December 31, 2013, we had current assets of $656,110 consisting of cash and cash equivalents of $656,067 and restricted cash of $43.

As of September 30, 2014, we had total current liabilities of $290,864 consisting of $53,710 in accounts payable and accrued liabilities, $27,000 due to related parties, $5,800 in deferred revenues, $34,313 accrued interest payable and $170,041 in convertible notes payable, net of discount. As of September 30, 2014, we had $4,314 in long-term deferred revenues.

As of December 31, 2013, we had total current liabilities of $160,052 consisting of $59,574 in accounts payable and accrued liabilities, $2,305 due to related parties, $15,565 accrued interest payable, $5,800 in deferred revenues and $76,808 in convertible notes payable, net of discount. As of December 31, 2013, we had $8,676 in long-term deferred revenues.

We had positive working capital of $1,889,872 as of September 30, 2014 compared to positive working capital $496,058 at December 31, 2013. Such working capital has been sufficient to sustain our operations to date. Our total liabilities as of September 30, 2014 were $295,178 compared to $168,728 at December 31, 2013.

During the nine months ended September 30, 2014, we used $1,747,472 in our operating activities. This resulted from a net loss of $4,028,497, increase in other assets of $989,697, decrease in account payable of $5,864, increase in accounts receivable of $11,424 and decrease in deferred revenues of $4,362 and offset principally by options issued for services of $2,594,209, expense related to non-cash compensation of $555,873, increase in accrued expenses of $18,748, increase in related parties payable of $24,695, amortization expenses related to debt discount of $97,233 and depreciation expense of $1,614.

During the nine months ended September 30, 2013, we used $92,721 in our operating activities. This resulted from a net loss of $229,414, decrease in accounts payable and accrued expenses of $12,189, decrease in deferred revenue of $4,338 and the increase in related payables of $6,000 and investment in trading securities of $4,063 offset principally by $114,752 loss on trading securities, amortization expenses related to debt discount of $55,614, decrease in other assets of $3,991, and depreciation expense of $234.

During the nine months ended September 30, 2014, we used $7,564 from investing activities which resulted from purchase of property and equipment, compared to cash generated from investing activities during three months ended September 30, 2013 of $63,545 which resulted from sale of trading securities.

During the nine months ended September 30, 2014 we financed our negative cash flow from operations through the proceeds from exercise of warrants in the amount of $234,400 and from sale of common stock in the amount of $2,040,900 compared to borrowings on debt in the amount of $16,920 during the nine months ended September 30, 2013.

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

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents. As of September 30, 2014 and December 31, 2013, we had cash and cash equivalents of $1,179,572 and $656,067, respectively.

Restricted cash

Cash and cash items which are restricted as to withdrawal or usage. Restricted cash includes legally restricted deposits held as compensating balances against credit cards. As of September 30, 2014 and December 31, 2013 we had restricted cash of $0 and $43 respectively.

Certificates of deposit

Certificates of deposit are held for seven days, renew automatically and bear interest of 0.02% per annum. As of September 30, 2014 and December 31, 2013 we had certificates of deposit of $989,740 and $43 respectively.

Other Receivables

VAT paid to vendors net of VAT collected on sales, if any, is claimed back from Israeli VAT Authority. The amount claimed is accordingly charged to other receivables. In prior periods amounts claimed were expensed to bad debt until reasonable assurance of collectability was established. During Q2 prior period VAT amounts claimed were collected and prior period entries to bad debt reversed. The amount currently included in other receivables reflect VAT paid but not yet collected from the VAT authority.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2014 and December 31, 2013, the carrying value of accounts payable and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. As of September 30, 2014, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2014 and December 31, 2013, and expenses for the three and nine months ended September 30, 2014 and the periods from inception to September 30, 2014. Actual results could differ from those estimates made by management.

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

Fair Value Measurements at September 30, 2014
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

Impact of recently issued accounting standards

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new guidance requires that share-based compensation that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on our financial position or results of operations.

In June 2014, the FASB issued ASU No. 2014-10: Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation , to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements of development stage entities. The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public companies, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The adoption of ASU 2014-10 is not expected to have a material impact on our financial position or results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

None.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of September 30, 2014, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS Back to Table of Contents

On March 3, 2014, the Company issued 1,000,000 restricted shares of common stock in consideration for investor relations (IR) services provided to the Company. The shares were valued at $480,000 based on the closing price of the Company's common stock on the date of grant.

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

On February 18, 2014, the Company issued to Dr. Oded Sagee minority owner and founder of BreedIT Ltd., 2,200,000 shares of our common stock valued based on the closing market price on the acquisition date at $151,800; 2,200,000 Class A options for the purchase of 2,200,000 shares of our common stock at $0.055 per share valued using the black-scholes model with volatility of 122% and a discount rate of 0.23% for a total value of $84,967; and 2,200,000 Class B options for the purchase of 2,200,000 shares of our common stock at $0.065 per share valued using the black-scholes model with volatility of 122% and a discount rate of 0.23% for a total value of $84,680.

On April 1, 2014 and April 7, 2014, the Company sold to 2 private accredited investors, a total of 1,215,000 units for cash consideration of $250,150 at an average price of $0.206 (the "Units"), each unit comprised of one share of common stock, one class C warrant with 24 months term exercisable at a price of $0.35; The relative fair value of the stock with attached warrants was $61,984 for the common stock, $188,166 for class C warrants.

On May 8, 2014, the Company sold to 1 private accredited investor, a total of 666,667 units for cash consideration of $200,001 at a price of $0.30 (the "Units"), each unit comprised of one share of common stock, one class H warrant with 3 months term exercisable at a price of $0.30 and one class I warrant with 18 month term exercisable at price of $0.45; The relative fair value of the stock with attached warrants was $69,916 for the common stock, $130,085 for warrants

On April 14, 2014 and on June 22, 2014, 2 share and warrant holders exercised warrants for cash consideration of $140,000, in return 2,000,000 shares were issued and as of balance sheet date 600,000 shares are to be issued.
On August 17, 2014 the Company issued 70,000 restricted shares of common stock in consideration for investor relations (IR) services provided to the Company. The shares were valued at $16,800 based on the closing price of the Company's common stock on the date of grant.

On September 9, 2014 and September 22, 2014, 2 share and warrant holders exercised warrants for cash consideration of $46,400, in return 400,000 shares were issued and as of balance sheet date 500,000 shares are to be issued.

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
Date: November 12, 2014

By: /s/ Oded Gilboa
Oded Gilboa
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: November 12, 2014

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Yoel Yogev
Yoel Yogev
Chief Executive Officer and Chairman
(Principal Executive Officer)
Date: November 12, 2014

By: /s/ Oded Gilboa
Oded Gilboa
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: November 12, 2014

By: /s/ Itschak Shrem, Chairman
Itschak Shrem
Chairman
Date: November 12, 2014