Form 10-K
period 2014-12-31
BREEDIT CORP.
filed 2015-03-31
CIK 1498067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K
________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

On June 30, 2014, the aggregate market value of the 66,538,512 common stock held by non-affiliates of the registrant was approximately $26,615,404 based on the closing price of $0.40 per share of the Registrants common stock on June 30, 2014. On March 30, 2015, the Registrant had 95,967,210 shares of common stock outstanding.

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

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act").  These forward-looking statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of these terms or other comparable terminology.  These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set out in the section hereof entitled "Risk Factors" and the risks set out below, any of which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

These risks include, by way of example and not in limitation:
- risks related to our ability to continue as a going concern;
- the uncertainty of profitability based upon our history of losses;
- risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our projects;
- risks related to our ability to fund our sales and marketing costs;
- risks related to conducting business internationally due to our operations in Israel;
- risks related to our ability to commercially exploit our IDSS technology into commercial products;
- risks related to our ability to successfully prosecute and protect our intellectual property;
- risks related to tax assessments; and
- other risks and uncertainties related to our prospects, properties, and business strategy.

The above list is not an exhaustive list of the factors that may affect any of our forward-looking statements.  These and other risks described in this report should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward-looking statements are made based on management's beliefs, estimates and opinions on the date the forward-looking statements are made, and we undertake no obligation to update forward-looking statements should these beliefs, estimates, and opinions or other circumstances change.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these forward-looking statements to actual results.

Our financial statements are stated in United States dollars ("US$") and are prepared in accordance with United States generally accepted accounting principles ("GAAP"). In this Annual Report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the shares of our common stock. As used in this Annual Report, the terms "we," "us," "our," "BreedIT," the "Company" and the "Registrant" mean BreedIT Corp. unless the context clearly requires otherwise.

PART I

ITEM 1. DESCRIPTION OF BUSINESS Back to Table of Contents

Formation and Background

We were incorporated on May 26, 2010, in the State of Delaware. Our authorized capital consists of 500,000,000 shares of our common stock (the "Common Shares"), par value of $0.0001. Our principal executive offices are currently located at the following address: 40 Wall Street, 28th Floor, New York, NY 10005-1313. Our telephone number is 1 (866) 483-9414. Our website is http://www.ibreedit.us

We were organized for the purpose of developing and marketing software for an online gaming platform and entering into licensing agreements with online game service providers world-wide. Our gaming platform enabled our customers to offer games of skill using our platform as part of their member services. During our year ended December 31, 2011, we generated revenues of approximately $93,000, virtually all of which was from the sale of a single license to one customer. During our year ended December 31, 2012, our revenues declined to approximately $6,000. This decline and our inability to successfully market our online gaming platform led our management and principal shareholders to reevaluate our business plan during 2013. As part of management's reevaluation, the Company conducted discussions with certain of its principal shareholders and other persons in Israel, during which the Company was introduced to Dr. Oded Sagee, the founder of BreedIT Ltd, organized under the laws of the State of Israel ("BreedIT Israel").

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

Seed Development and the Breeding Process

In order to enhance agricultural production on a continuing basis, increasing yield and developing disease-resistant crops, many series of steps are taken in the modern breeding process, including the following:

- Development of functional markers: DNA components of genes are analyzed and recognized as markers that breeders can use to determine which plants should be used to breed the next generation of high-performing plants;
- Development of parental stock: With improved parental stock, an offspring plant will be more resilient against insect and disease damage, while improving growth and yield;
- Quality control: Breeders realize the process of growing crops differs between seed and food production. Therefore, they maintain the highest standards for quality and germination of their seed production; and
- Back office support: This is a critical part of the process where an inventory of a plant's genes is created to track and log the activity of those genes.

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

Phytopathology: Our research team is able to identify and make available to breeders using IDSS new sources of resistance to fungal pathogens, viruses and pests, as well as develop new techniques for the efficient evaluation of plant response to inoculation by diseases and pests. Research encompasses bacterial, fungal and viral diseases, as well as nematodes and Bemisia (white fly);

Plant Biology: IDSS assists breeders or scientists utilizing our advanced technologies to create new traits and produce new plant varieties or animal types with valuable properties, both through classical genetic methods and by marker-assisted breeding. Based on tools developed by our breeding team and breeders using IDSS, the genetic base of the product development pipeline can be increased. Our team using IDSS has developed an array of molecular markers for more rapid identification of desired traits in individual plants;

Breeding Trials: Breeders conduct scores of trials each year to select parent and hybrid combinations that best meet the growers' and the seed companies' needs, with many trials taking place on-site in customers' fields in Israel, Turkey , Spain, France, Holland, Italy, Belgium and Mexico, all assisted by BreedIT's IDSS Software; and

Breeding Projects: Future directions of the breeding team which will be added annually to the BreedIT IDSS Software include:

    (i) Development of tomato, or other vegetable varieties displaying: increased anti-oxidative agents, improved flavor of high-yielders, heat-tolerance in greenhouses, disease-resistant and adaptation to specific regions;
    (ii) Development of rootstocks for grafting;
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

General Traits

1. Size and Yield
2. Vigor
3. Adaptability
4. Hardiness
5. Disease and Pest Resistance
6. Maturation
7. Root Production
8. Branching
9. Sex

Floral Traits

1. Shape
2. Form
3. Calyx Size
4. Color
5. Cannabinoid Level
6. Taste and Aroma
7. Persistence of Aromatic Principles and Cannabinoids
8. Trichome Type
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

Our Competitive Advantage

Our IDSS Software technology is based on 30 years of research conducted in one of the world's leading academic institutions, the Robert H. Smith Faculty of Agriculture, Food & Environment of the Hebrew University of Jerusalem by a team led by Professor Haim Rabinowitch, an agriculture department that has is recognized for having generated some of the world's finest and best sold seeds used in breeding tomatoes.

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

Our IDSS Software product includes the following competitive components and features:
(i) Software Modules with the following features: Parent's Pool, Field Outlay, Genetic Markers, Breeding Planning, Introductions, Hybrids, Resistances, Gene Pool, Report; and (ii) Modules under development such as: Statistics, Images, Barcodes, Genetically Modified Genes, Additional Input Devices Interfaces.

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

Risks Relating to Our Lack of Operating History and Industry.

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

Management believes that it currently has sufficient funds to continue our planned activities at least through the first half of 2015, evidenced by our ability to raise capital from private investors to fund our acquisition of 66.67% of BreedIT Israel. We also expect to continue to incur operating losses in future periods. These losses will occur because we do not yet have revenues to offset the expenses associated with the continuing development and marketing of our software and the administrative costs associated with being a public company with reporting obligations under the Exchange Act. There can be no assurance that we will ever be successful in generating significant revenues in the future. We recognize that if we are unable to generate significant revenues, we will not be able to earn profits or continue operations.

We have only a limited operating history which includes operating losses; we may not ever achieve revenues or operating profits.

We have a limited operating history and have only generating operating losses from inception to date. We anticipate generating losses until we are able to generate significant revenues from the sale or license of our IDSS Software. We do not anticipate generating significant revenues before the second half of 2015 or early 2016. Therefore, we may be unable to continue operations in the future as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should we be unable to continue as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

We have a going concern note indicating the possibility that we may not be able to continue to operate.

Our audited financial statements for the year-ended December 31, 2014 contained in this Annual Report include a going concern note, which raises a substantial doubt about the Company's ability to continue as a going concern. As a result, notwithstanding our ability to raise capital to fund the purchase of our interest in BreedIT Israel, we may nevertheless face difficulty in obtaining additional funding, if and when necessary, at terms satisfactory to the Company, if at all.  There can be no assurance that we will ever achieve any significant revenues or profitability. The revenue and income potential of our proposed business and operations are unproven, and the lack of operating history makes it difficult to evaluate the future prospects of our business.

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

We were incorporated on May 26, 2010. We have not generated any significant revenues. Although we have commenced our new business plan to sell our IDSS Software, we may not be able to execute our business plan. If we do not generate any significant revenues during the remainder of 2015 and into 2016, we will undoubtedly require additional financing in order to establish and maintain profitable operations. Such additional financing, if required, may not be forthcoming. Even if additional financing is available, it may not be available on terms we find favorable. Failure to secure any needed additional financing may have a serious effect on our company's ability to survive. At this time, there are no anticipated additional sources of funds in place.

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

Failure to meet customers' expectations or deliver expected performance could result in losses and negative publicity, which would harm our business.

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

Risks Relating to Operating in Israel.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS Back to Table of Contents

None.

ITEM 2. PROPERTIES Back to Table of Contents

Our corporate office is at 40 Wall Street, 28th Floor New York, NY 10005 and our subsidiary's office is maintained at the Hebrew University, Faculty of Agriculture, Suite 220, Rehovot Israel. These space are sufficient until we actively commence our sales and marketing efforts. At such time, we believe that adequate facilities will be available at terms satisfactory to the Company.

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

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTER Back to Table of Contents

Market Information

Our Common Shares are traded on the over-the-counter market and quoted on the OTCQB under the symbol "BRDT." On March 30, 2015, the closing price for our shares of common stock as reported on the OTCQB was $0.6. The high and the low bid prices for our shares of common stock are based on inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. The table below sets forth the range of high and low bid information for our shares of common shares as quoted on the OTCQB for each of the quarters during the fiscal year ended December 31, 2014, 2013 and 2012. This information has been adjusted to reflect the 10-for-1 forward stock split that was effective March 2, 2012.

	Fiscal 2014		Fiscal 2013		Fiscal 2012
	High	Low	High	Low	High	Low
First Quarter ended March 31	$0.88	$0.11	$0.10	$0.03	$0.35	$0.13
Second Quarter ended June 30	$0.68	$0.31	$0.06	$0.01	$0.28	$0.16
Third Quarter ended September 30	$0.41	$0.18	$0.06	$0.01	$0.17	$0.15
Fourth Quarter ended December 31	$0.18	$0.07	$0.19	$0.04	$0.16	$0.10

Holders of our Common Shares

As of March 30, 2015, there were 44 registered stockholders holding 95,967,210 common shares.

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

Securities Authorized for Issuance under Equity Compensation Plans

As of year-end, we did not have an equity compensation plan. The company intends to adopt a plan during the first quarter of 2015.

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

On April 12, 2014 the Company issued 1,000,000 warrants, vesting over 12 quarters in equal amounts starting July 1, 2014 with term of 36 months from vesting date, exercisable at $0.35 per share to 1 entity in consideration for serving on the company's scientific advisory board. The warrants were valued using the Black-Scholes model with 284% volatility and 1.10% discount rate for a total of $71,885 of this amount $26,957 was expensed during the year with balance to be expensed over the remaining term.

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

Between September 9, 2014 and October 1, 2014 2 share and warrant holders exercised warrants for cash consideration of $51,500, in return 900,000 shares were issued.

On August 17, 2014 and October 28, 2014 the Company issued 136,000 restricted shares of common stock in consideration for investor relations (IR) services provided to the Company. The shares were valued at $26,040 based on the closing price of the Company's common stock on the date of grant.

On October 2, 2014 850,000 stock options (the "Options") to 1 Company officer who is also a minority owner. The Options, vest over 9 quarters and are exercisable at a price of $0.05 per Share. The options were valued using the Black-Scholes model with 281% volatility and 0.23% discount rate for a total value of $152,955 with $52,185 expensed during Q4 2014 and $12,596 to be expenses over 8 additional quarters.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchases

During the fourth quarter of the fiscal year ended December 31, 2014, neither we nor any "affiliated purchaser," as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

During the years ended December 31, 2013 and 2014, the Company issued the following restricted securities to "affiliated purchasers":

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

On January 23, 2014 to September 30, 2014 the Company sold to 1 non-US private accredited investor who is also an affiliated party 300,000 shares for total cash consideration of $30,000 at price of $0.10.

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

On April 14, 2014 1 share and warrant holder who is an affiliate party exercised warrants for cash consideration of $110,000, in return 2,000,000 shares were issued.
On October 2, 2014 850,000 stock options (the "Options") to 1 Company officer who is also a minority owner. The Options, vest over 9 quarters and are exercisable at a price of $0.05 per Share. The options were valued using the Black-Scholes model with 281% volatility and 0.23% discount rate for a total value of $152,955 with $52,185 expensed during Q4 2014 and $12,596 to be expenses over 8 additional quarters.

ITEM 6. SELECTED FINANCIAL DATA Back to Table of Contents

None.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION Back to Table of Contents

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help you understand our historical results of operations during the periods presented and our financial condition. This MD&A should be read in conjunction with our consolidated financial statements and the accompanying notes to consolidated financial statements, and contains forward-looking statements that involve risks and uncertainties.  See section entitled "Forward-Looking Statements" above.

Executive Overview

We are a company with limited operations and no significant revenues from our business operations. There is substantial doubt that we can continue as an on-going business for the next twelve months. We do not anticipate that we will generate significant revenues until we enter into licensing agreements with additional online gaming servers, or web advertisers, to permit them to offer games of skill on our platform as part of their member services, or as part of their advertising campaign. Accordingly, we must raise cash from sources other than our operations in order to implement our marketing plan.

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

We believe that we have sufficient cash on hand to allow us to market our IDSS Software to potential clients and remain in business throughout 2015. If after that we are unable to generate significant revenues for any reason, or if we are unable to make a reasonable profit, we may have to suspend or cease operations.

We have begun to sell and/or license our IDSS Software to potential customers in the seed breeding market. We initially intend to sign agreements and to establish alliances with national and international major seed companies by providing them with access to knowledge and proprietary technology developed by researchers of various Universities.

Results of Operations during the year ended December 31, 2014 as compared to the year ended December 31, 2013

During 2014 we generated revenues of $5,824 compared to revenues of $5,800. Our research and development expenses increased to $207,246 during 2014 compared to $21,087 during the same period in the prior year. The increase was due to increased software development costs of the iBreedIt IDSS system at BreedIT Ltd. Our general and administrative expenses during 2014 were $4,123,929 as compared to $1,483,140 during 2013. The significant increase was due to office and staff expenses at our subsidiary, BreedIT Israel, and increased non-cash compensation. We incurred a net loss of $4,365,589 attributable to BreedIT Corp during 2014 compared to a net loss of $1,445,529 in 2013.

Purchase or Sale of Equipment

Other than the purchase of servers, work stations and relevant literature, we do not expect to purchase or sell any plant or significant equipment.

Liquidity and Capital Resources

Our balance sheet as of December 31, 2014 reflects assets of $1,788,625 consisting of cash and cash equivalents of $1,101,164, certificates of deposit of $639,979, other receivables of $30,270, investment accounted for using equity method of $10,339 and fixed assets of 6,873. As of December 31, 2013, we had total assets of $656,278 consisting of cash and cash equivalents of $656,067 and restricted cash of $43 and fixed assets of 168.

As of December 31, 2014, we had total current liabilities of $389,536 consisting of $123,826 in accounts payable and accrued liabilities, $40,910 accrued interest payable, $18,000 due to related parties, $5,800 in deferred revenues and $201,000 in convertible notes payable, net of discount. As of December 31, 2014, we had $2,852 in long-term deferred revenues.

As of December 31, 2013, we had total current liabilities of $160,052 consisting of $59,574 in accounts payable and accrued liabilities, $2,305 due to related parties, $5,800 in deferred revenues, $15,565 accrued interest payable and $76,808 in convertible notes payable, net of discount. As of December 31, 2013, we had $8,676 in long-term deferred revenues.

We had positive working capital of $1,381,877 as of December 31, 2014 compared to positive working capital of $496,058 at December 31, 2013. Such working capital has been sufficient to sustain our operations to date. Our total liabilities as of December 31, 2014 were $392,388 compared to $168,728 at December 31, 2013.

During 2014, we used $1,806,298 in our operating activities. This resulted from a net loss of $4,581,311, increase to other assets of $639,936, increase in current assets of $30,270, decrease in deferred revenues of $5,824 and offset principally by $3,195,525 related to non-cash compensation, $128,192 amortization expenses related to debt discount, $89,597 increase in accounts payable and accrued liabilities and $15,695 increase related parties payable.

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

During the year ended December 31, 2014, we used $23,097 from investing activities which resulted from $14,075 cash paid for investment and $9,022 purchases of equipment, as compared to $63,545 produced from investing activities during 2013 which resulted from sale of trading securities.

During the year ended December 31, 2014, we financed our negative cash flow from sale of common stock in the amount of $2,040,900 and proceeds from exercise of warrants in the amount of $239,500. During the year ended December 31, 2013, we financed our negative cash flow from operations through the issuance of convertible debt in the amount of $146,920 and from sale of common stock in the amount of $787,512 offset by principal payment on debt in the amount of $10,020.

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

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the years ended December 31, 2014and 2013, and are included elsewhere in this annual report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK Back to Table of Contents

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA Back to Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
BreedIt Corp.
Tel Aviv, Israel

We have audited the accompanying balance sheets of BreedIt Corp. as of December 31, 2014 and 2013 and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BreedIt Corp. as of December 31, 2014 and 2013 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
March 31, 2015

BREEDIT CORP.
(Formerly Progaming Platforms Corp.)
Balance Sheets
As of December 31, 2014 and 2013

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,101,164	$656,067
Certificate of deposit	639,979	-
Restricted cash	-	43
Other receivables	30,270	-
Total current assets	1,771,413	656,110
Investment accountant for using equity method	10,339	-
Property and equipment, net	6,873	168
Total assets	$1,788,625	$656,278

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$123,826	$59,574
Deferred revenues	5,800	5,800
Related parties payable	18,000	2,305
Accrued interest payable	40,910	15,565
Convertible notes payable, net of discount	201,000	76,808
Total current liabilities	389,536	160,052

Long-term deferred revenues	2,852	8,676

Total liabilities	392,388	168,728

Stockholders' equity (deficit)
Common stock, par value $0.0001 per share, 500,000,000 shares authorized:
92,049,512 and 72,255,917 shares issued and outstanding at December 31, 2014 and 2013, respectively	921	723
Stock payable	169,647	321,447
Accumulated other comprehensive income	(4,279)	(340)
Non-controlling interest	(154,187)	47,523
Stock subscription receivable	(300)	(300)
Additional paid-in capital	7,646,699	2,015,172
(Deficit) accumulated during the development stage	(6,262,264)	(1,896,675)
Total stockholders' equity (deficit)	1,396,237	487,550
Total liabilities and stockholders' equity (deficit)	$1,788,625	$656,278

The accompanying notes are an integral part of these financial statements.

BREEDIT CORP.
(Formerly Progaming Platforms Corp.)
Statements of Operations
For the Years December 31, 2014 and 2013

	For the year ended	For the year ended
	December 31, 2014	December 31, 2013

Revenues	$5,824	$5,800

Expenses
Research and development	(207,246)	(21,087)
General and administrative	(4,139,929)	(1,483,140)
Total operating expenses	(4,331,175)	(1,504,227)

(Loss) from operations	(4,325,351)	(1,498,427)

Interest expense	(153,537)	(75,918)
Loss on trading securities	-	(114,752)
Other income / (expense)	(86,442)	7,867
Financial income (expense)	(239,979)	(182,803)

Provision for income taxes	-	-

Net loss	$(4,565,330)	$(1,681,230)

Less: loss attributable to non-controlling interest	199,741	235,701

Net loss attributable to BreedIT Corp.	$(4,365,589)	$(1,445,529)

Net loss per common share - basic and diluted	$(0.05)	$(0.03)

Weighted average number of common shares outstanding - basic	87,665,395	54,418,837

The accompanying notes are an integral part of these financial statements.

	For the year ended	For the year ended
	December 31, 2014	December 31, 2013
Foreign currency translation gain (loss)	(3,939)	(340)
Add: loss attributable to non-controlling interest	(199,741)	(235,701)
Total comprehensive loss	(4,569,269)	(1,681,570)
Less: comprehensive loss attributable to non-controlling interest	199,741	235,701
Comprehensive loss attributable to BreedIT Corp.	$(4,369,528)	$(1,445,869)

The accompanying notes are an integral part of these financial statements.

BREEDIT CORP.
(Formerly Progaming Platforms Corp.)
Statement of Changes in Stockholders' Equity
For the Years December 31, 2014 and 2013

			Additional	Stock	Stock				Total
	Common		Paid-in	Subscription	Subscription	Accumulated			stockholders'
	Shares	Amount	Capital	Payable	Receivable	Deficit	OCI	NCI	equity

Balance as of December 31, 2012	52,197,055	522	$513,538	$-	(300)	$(451,146)	-	-	$62,614
Shares issued for cash	15,750,260	158	787,355	-	-	-	-	-	787,513
Debt converted payable converted to shares	1,058,602	11	21,161	-	-	-	-	-	21,172
Warrants issued for services	-	-	155,750	-	-	-	-	-	155,750
Shares issued for services	3,250,000	32	355,868	-	-	-	-	-	355,900
Debt discount	-	-	132,500	-	-	-	-	-	132,500
Forgiveness of accrued debt by related party	-	-	49,000	-	-	-	-	-	49,000
Acquisition of BreedIT subsidiary 66.67%	-	-	-	321,447	-	-	-	283,224	604,671
Foreign currency adjustment	-	-	-	-	-	-	(340)	-	(340)
Net loss for the year	-	-	-	-	-	(1,445,529)	-	(235,701)	(1,681,230)
Balance as of December 31, 2013	72,255,917	723	$2,015,172	$321,447	(300)	$(1,896,675)	(340)	47,523	$487,550
Shares issued for cash	11,613,333	116	2,040,784	-	-	-	-	-	2,040,900
Debt converted payable converted to shares	200,000	2	3,998	-	-	-	-	-	4,000
Options issued to employees	-	-	2,646,394	-	-	-	-	-	2,646,394
Warrants issued for services	-	-	43,091	-	-	-	-	-	43,091
Warrants exercised	4,644,262	46	239,454	-	-	-	-	-	239,500
Shares issued for services	1,136,000	12	506,028	-	-	-	-	-	506,040
Debt discount	-	-	-	-	-	-	-	-	-
Acquisition of BreedIT subsidiary 66.67%	2,200,000	22	151,778	(151,800)	-	-	-	-	-
Foreign currency adjustment	-	-	-	-	-	-	(3,939)	(1,969)	(5,908)
Net loss for the year	-	-	-	-	-	(4,365,589)	-	(199,741)	(4,565,330)
Balance as of December 31, 2014	92,049,512	921	$7,646,699	$169,647	(300)	$(6,262,264)	(4,279)	(154,187)	$1,396,237

The accompanying notes are an integral part of these financial statements.

BREEDIT CORP.
(Formerly Progaming Platforms Corp.)
Statements of Cash Flows
For the Years Ended December 31, 2014 and 2013

	For the Year Ended	For the Year Ended
	December 31, 2014	December 31, 2013
Operating Activities:
Net loss	$(4,565,330)	$(1,681,230)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Loss on trading securities	-	114,752
Depreciation	2,317	321
Amortization of debt discount	128,192	62,244
Shares issued for services	506,040	355,901
Warrants issued for services	43,091	155,750
Options issued for services	2,646,394	-
Investment accountant for using equity method	3,736	-
Impairment of goodwill	-	630,880
Changes in net assets and liabilities:
Decrease (increase) in accounts receivable	-	-
Decrease (increase) in other current assets	(30,270)	(4,063)
Decrease (increase) in prepaid expenses	-	-
(Decrease) increase in accounts payable	64,252	14,312
(Decrease) increase in accrued expenses	25,345	-
(Decrease) increase in related parties payable	15,695	-
Investment in trading securities	-	-
(Decrease) increase in deferred revenue	(5,824)	(5,800)
Contribution of services from shareholder	-	-
Other assets	(639,936)	3,991
Net cash used in operating activities	(1,806,298)	(352,942)

Investing activities:
Cash paid for investment	(14,075)	-
Purchases of property and equipment	(9,022)	-
Cash received from sale of trading securities	-	63,545
Net cash provided by (used in) investing activities	(23,097)	63,545

Financing activities:
Issuance of non-convertible note	-	146,920
Proceeds from exercise of warrants	239,500	-
Principal payments on debt	-	(10,020)
Proceeds from sale of common stock (net of issuance expenses)	2,040,901	787,512
Net cash provided by financing activities	2,280,401	924,412
Foreign currency adjustment	(5,908)	(340)

Net increase (decrease) in cash	441,005	634,675
Cash and cash equivalents - beginning of period	656,067	21,392
Cash and cash equivalents - end of period	$1,101,164	$656,067

Non cash transactions:
Conversion of debt to equity	$4,000	$-
Shares issued from stock payable	$151,800	$-
Cashless exercise of warrants	$3	$-

Additional information:
Cash paid for interest expenses	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

BREEDIT CORP.
(formerly Progaming Platforms Corp.)
Notes to Financial Statements
December 31, 2014

Note (1) Summary of Significant Accounting Policies

BreedIt Corp. ("BreedIt" or the "Company") is a Delaware corporation and has thus far very limited sales activity. The Company was incorporated under the laws of the State of Delaware on May 26, 2010. On October 24, 2013 we entered into an agreement to acquire 66.67% of BreedIT Israel's capital stock. Subsequently, we were issued 200 shares of BreedIT Israel's capital stock ("Ordinary Shares") which represent 66.67% of BreedIT's outstanding Ordinary Shares with the founder, Dr. Oded Sagee owning the remaining 100 Ordinary Shares, representing 33.33% of the outstanding Ordinary Shares.

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

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents. As of December 31, 2014 and 2013, we had cash and cash equivalents of $1,101,164 and $656,067, respectively.

Certificate of Deposit

The certificates of deposit bear an interest rate of 0.02%, mature every 7 days and renew automatically at end of every period.

Restricted Cash

Cash and cash items which are restricted as to withdrawal or usage. Restricted cash includes legally restricted deposits held as compensating balances against credit cards. As of December 31, 2014 and 2013, we had restricted cash of $0 and $43 respectively.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2014 and 2013, the carrying value of accounts payable and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets. The annual depreciation rates are as follows:

Computers and electronic equipment 33%

For the year ended December 31, 2014 total additions to Property and equipment were $8,838, total accumulated depreciation is $2,912 and total depreciation expense for the year is $2,317.

Following is a summary of Property and Equipment, net for the years ended December 31, 2014 and 2013.

	December 31, 2014	December 31, 2013
Computers	$9,785	$947
Accumulated depreciation	(2,912)	(779)
Property and Equipment, net	$6,873	$168

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. As of December 31, 2014, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Financial Income (expense)

For the year ended December 31, 2014 financial income (expense) includes $82,706 loss from exchange differences due to BreedIt Corp holding significant cash amounts denominated in ILS and the ILS significant weakening against the USD during the second half of 2014.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities As of December 31, 2014 and 2013, and expenses for the year ended December 31, 2013,and the periods from inception to December 31, 2013. Actual results could differ from those estimates made by management.

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

Fair Value Measurements at December 31, 2014
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

Impact of Recently Issued Accounting Standards

On November 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-16 - Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force). The amendments in this Update do not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. That is, an entity will continue to evaluate whether the economic characteristics and risks of the embedded derivative feature are clearly and closely related to those of the host contract, among other relevant criteria. The amendments clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The effects of initially adopting the amendments in this Update should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application is permitted to all relevant prior periods.

On November 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-17 - Business Combinations (Topic 805): Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force). The amendments in this Update provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The amendments in this Update are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle.

On August 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-15, Presentation of Financial Statements - Going Concerns (Subtopic 205-40): Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern. The amendments require management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management's plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-10, "Development Stage Entities". The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in this update are applied retrospectively. The adoption of ASU 2014-10 removed the development stage entity financial reporting requirements from the Company.

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

Note (2) Going Concern

The Company has limited operations. The business plan of the Company transitioned from being a provider of online gaming software to the developer and provider of an intelligent decision support system ("IDSS") utilized by the agriculture breeding industry, we were able to utilize our software programming expertise. Our business efforts are now being directed toward offering our IDSS Software program to a wide variety of users engaged in plant breeding, primarily within the seed industry. We plan on marketing our IDSS Software to agro-breeders, providing them with the ability to better plan, manage and analyze their breeding data and to perform research activities quickly and effectively so as to significantly increase production and plant quality. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note (3) Common Stock

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

On May 8, 2014 the Company sold to 1 private accredited investor, a total of 666,667 units for cash consideration of $200,000 at a price of $0.30 (the "Units"), each unit comprised of one share of common stock, one class H warrant with 3 months term exercisable at a price of $0.30 and one class I warrant with 18 month term exercisable at price of $0.45; The relative fair value of the stock with attached warrants was $69,916 for the common stock, $130,085 for warrants.

On April 12, 2014 the Company issued 1,000,000 warrants, vesting over 12 quarters in equal amounts starting July 1, 2014 with term of 36 months from vesting date, exercisable at $0.35 per share to 1 entity in consideration for serving on the company's scientific advisory board. The warrants were valued using the Black-Scholes model with 284% volatility and 1.10% discount rate for a total of $71,885 of this amount $26,957 was expensed during the quarter with balance to be expensed over the remaining term.

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

Between September 9, 2014 and October 1, 2014 2 share and warrant holders exercised warrants for cash consideration of $51,500, in return 900,000 shares were issued.

On August 17, 2014 and October 28, 2014 the Company issued 136,000 restricted shares of common stock in consideration for investor relations (IR) services provided to the Company. The shares were valued at $26,040 based on the closing price of the Company's common stock on the date of grant.

On October 2, 2014 850,000 stock options (the "Options") to 1 Company officer who is also minority owners. The Options, vest over 9 quarters and are exercisable at a price of $0.05 per Share. The options were valued using the Black-Scholes model with 281% volatility and 0.23% discount rate for a total value of $152,955 with $52,185 expensed during Q4 2014 and $12,596 to be expenses over 8 additional quarters.

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

On March 1, 2012, the Company filed a Certificate of Amendment to its Certificate of Incorporation effecting a forward stock split of the Company's issued and outstanding shares of Common Stock at a ratio of ten-to-one (the "Forward Split").  The Certificate of Amendment provides that each outstanding share of the Company's Common Stock, par value $0.0001 per share, will be split and converted, automatically, without further action, into ten (10) shares of Common Stock of $0.00001 par value per share. The Forward Split has been reflected in the Company's financial statements for year ended December 31, 2014 and 2013.

Following is a table of warrant and options still outstanding and exercisable along with exercise price and range of remaining term.

Type	Quantity	Exercise Price	Term
Consultant Warrants	1,000,000	$0.05	2 Months
Warrants Class A	14,100,260	$0.055	1-5 Months
Warrants Class B	16,100,260	$0.065	7-11 Months
Warrants Class C	1,395,000	$0.35	12 Months
Warrants Class I	666,667	$0.45	14 Months
ESOP options	11,900,000	$0.05	9 - 10 years
Total	45,162,187

Note (4) Revenue Recognition

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

As of December 31, 2014 and 2013, the Company recognized a total sum of $5,800 and $5,816, respectively, in revenues out of the total $119,000 license fees paid for both of the aforementioned agreements. The contract in the amount of $90,000 was canceled by the client; therefore we recognized the whole sum as revenues according to the terms of the agreement. The second contract grants the client licenses for a period of 5 years, accordingly $5,800 was recorded as revenues 2013 and $5,816 in 2014; the remaining sum of $8,652 was deferred on the Company's balance sheet, $5,800 as current and $2,852 as long term liabilities, and is expected to be recognized over the remaining period of the agreements.

As of December 31, 2014 and 2013, no royalties have been paid by or recognized in connection with the aforementioned agreements.
One of the aforementioned Licensees is beneficially owned by an individual who holds 25,000 shares of the Company's common stock.

Note (5) Acquisitions during Fiscal Year Ended December 31, 2013

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

(6) Goodwill, Investments and Intangible Assets

Goodwill

The following table presents goodwill and impairment for the years ended December 31, 2014 and 2013:

Goodwill
December 31, 2012	$-
Acquired	630,880
Impairment	(630,880)
December 31, 2013	-
Acquired	-
Impairment	-
December 31, 2014	$-

We conducted our annual impairment test of goodwill as of December 31, 2013, which resulted in impairment charges of $630,880.

Investment accounted for using equity method

During Q4 2014 BreedIT Ltd recorded a 50% investment in KanaboSeed Ltd., amount invested by BreedIt Ltd. in KanaboSeed Ltd. during the period was $14,075. The remaining 50% of KanaboSeed Ltd is held by Seach Ltd.

KanaboSeed was formed to research and develop new breeds of medical Cannabis to meet the requests of physicians and other medical practitioners. Strains developed under the KanaboSeed brand will be commercialized directly, while those created for third parties will generate royalty payments.

As of December 31, 2014 accumulated deficit for KanaboSeed Ltd is of $7,472, of this amount BreedIt Ltd.'s portion of the loss is $3,736 and resulting balance on balance sheet is investment accounted for using equity method of $10,339.

Note (7) Income Taxes

The provision (benefit) for income taxes for the year ended December 31, 2014 and 2013, was as follows (assuming a 35% effective tax rate):

	2014	2013
Current tax provision:
Federal
Taxable income	$-	$-
Total current tax provision	$-	$-

Deferred tax provision
Federal
Loss carryforwards	$655,137	$221,880
Change in valuation allowance	(655,137)	(221,880)
	$-	$-

The Company had deferred income tax assets as of December 31, 2014 and 2013, as follows:

	2014	2013
Loss carryforwards	$655,137	$221,880
Less- Valuation allowance	(655,137)	(221,880)
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the year ended December 31, 2014 and 2013, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2014 and 2013, the Company had approximately 1,871,820 and $633,943 respectively, in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2030.
The Company did not identify any material uncertain tax positions that will be filed.  The Company did not recognize any interest or penalties for unrecognized tax benefits during the year ended December 31, 2014 and 2013.
The Company will file income tax returns in the United States. All tax years are closed by expiration of the statute of limitations. The year ended December 31, 2014 and 2013.

Note (8) Related Party Transactions

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

In 2013, $2,305 accrued liability was recorded for consulting fees due to a related party.

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

On January 23, 2014 to September 30, 2014 the Company sold to 1 non-US private accredited investor who is also an affiliated party 300,000 shares for total cash consideration of $30,000 at price of $10 per share.

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

On April 14, 2014 1 share and warrant holder who is an affiliate party exercised warrants for cash consideration of $110,000, in return 2,000,000 shares were issued.

On October 2, 2014 850,000 stock options (the "Options") to 1 Company officer who is also a minority owner. The Options, vest over 9 quarters and are exercisable at a price of $0.05 per Share. The options were valued using the Black-Scholes model with 281% volatility and 0.23% discount rate for a total value of $152,955 with $52,185 expensed during Q4 2014 and $12,596 to be expenses over 8 additional quarters.

As of December 31, 2014 the Company has $18,000 in fees due and payable, $9,000 payable to one advisory board member and $9,000 payable to one Board of director members for services rendered in 2014.

Note (9) Convertible and Non-Convertible Notes Payable

During the year ended December 31, 2014, a convertible note of $3,200 along with $800 of accrued interest was converted to 200,000 shares of common stock at $0.02 per share. The conversion occurred within the terms of the convertible note agreement with no gain or loss recorded on the conversion.

The Company recorded amortization expenses related to the beneficial conversion features of $128,192 during the year ended December 31, 2014. Remaining debt discount as of December 31, 2014 and 2013 is $0 and $128,192 respectively.

The Company recorded interest expense in the amount of $25,345 during the year ended December 31, 2014.

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

During the year ended December 31, 2013, we received $130,000 through the issuance of two convertible notes, bearing interest at the rate of 10% per annum, have a maturity date of 12 months and are convertible into common stock at $0.05 per share. A debt discount of $130,000 was calculated on the beneficial conversion feature in 2013. The remaining unamortized debt discount at 12/31/2013 for these two notes was $127,507.

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

Note (10) Investments

Investments in Trading Securities As of December 31, 2014 and 2013 are summarized below:

		Unrealized	Realized	Unrealized
	Cost Basis	Gains	Cost Basis	Losses	Fair Value
December 31, 2014 Trading Securities	-	-	-	-	-
December 31, 2013 Trading Securities	$-	$-	$114,752	$-	$-

Note (11) Subsequent Events

As defined in FASB ASC 855-10, "Subsequent Events", subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued.

During Q1 2015, the Company issued an additional 1,000,000 shares for services provided to the company.

During Q1 2015, $130,000 of convertible debt was converted to 2,917,698 company shares.

During Q1 2015, the Company issued 6,000,000 additional options to officers and directors.

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

None.

ITEM 9 A. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of Disclosure Controls and Procedures

As of December 31, 2014, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the fiscal year 2014.

Management's Annual Report on Internal Control over Financial Reporting

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that our internal control over financial reporting had material weaknesses including lack of sufficient internal accounting personnel in order to ensure complete documentation of complex transactions and adequate financial reporting during the year ended December 31, 2014. Management has identified corrective actions for the weakness and has begun implementation during the second quarter of 2015.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only Management's report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each.

Name	Age	Title
Yoel Yogev	62	CEO and Director
Oded Gilboa	41	CFO
Itschak Shrem	67	Chairman
Erez Zino	42	Director
Dr,. Be-Zion Weiner	69	Director

Yoel Yogev, 62, was appointed to the Registrant's board of directors on January 7, 2014 and became the Company's CEO on January 14, 2014. Mr. Yogev has been Chairman of the board of directors of BreedIT Ltd, an entity organized under the laws of Israel that is a sixty-seven (67%) percent owned subsidiary of the Registrant. From 1987 to the present, Mr. Yogev has served as Chairman and CEO of El-Gev Electronics Ltd., a leading Israeli sales representative/distributor for OEMs of Electronics, Fiber-Optics and RF/Microwave components/modules as well as T&M systems and Embedded Computer Solutions. Mr. Yogev has also been an investor in many private "start-up" companies in Israel, principally in the technology sector. Mr. Yogev is a graduate of The Technion Israel Institute of Technology with a Bsc.E.E. Degree.

Oded Gilboa, 41, was appointed to be the Company's CFO on December 4, 2013. He is a licensed CPA in the United States and Israel. Prior to his appointment as CFO, Mr. Gilboa served as the Registrant's finance and accounting consultant. Mr. Gilboa has over 16 years of experience in finance and public accounting, having served as a senior finance executive in the technology and biotech industries with responsibilities in corporate finance, accounting, strategic planning and operational and financial management. From 2010 through 2012, Mr. Gilboa served as the Revenue Accounting and Finance Manager of Mylan Specialty, a subsidiary of Mylan Inc. (NASDAQ: MYL), a global company focused on the development, manufacturing and marketing of prescription drug products. From 2007 through 2009, Mr. Gilboa was the Executive director of Finance and US Controller of Taro Pharmaceuticals (NASDAQ:TAROF), a global pharmaceutical company. From 1998 through 2007 Mr. Gilboa held various financial positions with IDT Corporation (NYSE:IDT), a world-wide provider of telecommunications and media services, where in his most recent role he served as director of Finance. Mr. Gilboa Mr. Gilboa began his career in public accounting, auditing both public and private companies and holds a B.A in Economics and Accounting from Tel-Aviv University and an M.B.A. from Recanati Business School at Tel-Aviv University.

Itschak Shrem, 67, was appointed to the board and became Chairman of the board on December 31, 2013, Mr. Shrem, is an entrepreneur with over twenty-five years of professional business experience in the fields of investment banking, venture capital, finance, insurance and technology, among others, involving both public and private entities.

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
Erez Zino, 42, a founder the principal stockholder of the Company, became our CEO in May 2012 and became our acting CFO in January 2013. In connection with our acquisition of 66.67% of BreedIT Israel, Mr. Zino resigned as an executive officer of the Company but continues to serve as a director. During the past five years, Mr. Zino has been the owner and managing director of Ozicom Communication Ltd., a private company that provides internet marketing support. Mr. Zino is a trained computer programmer and specializes in internet marketing.

Dr. Ben-Zion Weiner, 69, was appointed to the Registrant's board of directors on January 7, 2014 and resigned from the board of directors on August 22, 2014. From 1975 to 2012, Dr. Weiner has held executive positions with Teva Pharmaceutical Industries Ltd (NYSE:TEVA) and its subsidiaries ("Teva"), as follows: , Dr. Weiner was Vice President, Global Products of Teva; from 2005 until 2011, Dr. Weiner served as Group Vice President, Global Products of Teva, responsible for Global Generic Research and Development, Global Innovative Research and Development. Dr. Weiner was also a Member of the Teva Core Management Committee. From 2012 until the present, Dr. Weiner has served as an independent non-executive director of Mesoblast Limited, (MSB.AX), an Australian company publicly-traded on the Melbourne Stock Exchange that is engaged in the research and development of its propriety stem cell technologies for use in the treatment of multiple major disease states and other medical conditions. Dr. Wiener presently serves as a lecturer in Tel Aviv University School for business administration.

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

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers. However, we intend to adopt such a code in or about the second quarter of 2015.
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

Board's Role in Risk Oversight

The Board assesses on an ongoing basis the risks faced by the Company. These risks include financial, technological, competitive, and operational risks. The Board dedicates time at each of its meetings to review and consider the relevant risks faced by the Company at that time. In addition, since the Company does not have an Audit Committee, the Board is also responsible for the assessment and oversight of the Company's financial risk exposures.

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

ITEM 11. EXECUTIVE COMPENSATION Back to Table of Contents

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer and other executive officers with annual compensation exceeding $100,000 during the fiscal years ending December 31, 2014, 2013 and 2012.

Summary Compensation Table /font>
					Long Term
		Annual Compensation			Compensation Awards

				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

Yoel Yogev, CEO and Director (1)	2014	46,000	---	---	---	---	---
	2013	---	---	---	---	---	---
Oded Gilboa, CFO (2)	2014	44,000	---	---	---	---	---
	2013	4,840	---	---	---	---	---
Erez Zino, Director, former CEO, CFO (3)	2013	---	---	---	---	---	---
	2012	---	---	---	---	---	---

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS Back to Table of Contents

The following table sets forth information regarding the beneficial ownership of our common stock as of March 30, 2015. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock Owned (1)
Yoel Yogev, CEO and Director	4,250,000	4.6%
c/o Elgev Ltd. Bareket Bldg.
Airport City, Israel
Oded Gilboa, CFO	500,000	0.5%
23/14 Rabbi Akiva Street
Raanana, Israel
Itschak Shrem, Chairman	2,000,000	2.1%
21 Ha'Arba'h Street
Tel Aviv, Israel
Erez Zino, Director	9,625,000	10.1%
40 Meri Ya'Ari Street
Tel Aviv, Israel
Doran Uziel, affiliate	7,500,000	7.9%
9 Hazehevit Street
Rishon Lezion, Israel
Directors and Officers (4 persons)	16,375,000	25.1%

(1) Applicable percentage ownership is based on 95,967,210 shares of common stock outstanding as of March 30, 2015. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 30, 2015 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

On January 23, 2014 to September 30, 2014 the Company sold to 1 non-US private accredited investor who is also an affiliated party 300,000 shares for total cash consideration of $30,000 at price of $0.10.

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

On April 14, 2014 1 share and warrant holder who is an affiliate party exercised warrants for cash consideration of $110,000, in return 2,000,000 shares were issued.

On October 2, 2014 850,000 stock options (the "Options") to 1 Company officer who is also a minority owner. The Options, vest over 9 quarters and are exercisable at a price of $0.05 per Share. The options were valued using the Black-Scholes model with 281% volatility and 0.23% discount rate for a total value of $152,955 with $52,185 expensed during Q4 2014 and $12,596 to be expenses over 8 additional quarters.

As of December 31, 2014 the Company has $18,000 in fees due and payable, $9,000 payable to one advisory board member and $9,000 payable to one Board of director members for services rendered in 2014.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES Back to Table of Contents

Independent Public Accountants

The Registrant's Board of Directors has appointed McConnell & Jones, LLP as independent public accountant for the fiscal years ended December 31, 2014 and 2013.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by M&K CPAS PLLC for the audit of the Registrant's annual financial statements for the year ended December 31, 2014 and fees for professional audit services rendered by McConnell & Jones, LLP for the audit of the Registrant's annual financial statements for the years ended December 31, 2013, and fees billed for other services rendered by M&K CPAS PLLC and McConnell & Jones, LLP during those periods.

	Year Ended	Year Ended
	December 31, 2014	December 31, 2013
Audit fees (1)	$9,600	$9,600
Audit-related fees (2)	---	---
Tax fees (3)	525	525
All other fees	---	---
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

Exhibit No.	Description
31.1	Certification of CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

BREEDIT CORP.
By: /s/ Yoel Yogev
Yoel Yogev
Chief Executive Officer and Director
(Principal Executive Officer)
Date: March 31, 2015

By: /s/ Oded Gilboa
Oded Gilboa
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: March 31, 2015

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Yoel Yogev
Yoel Yogev
Chief Executive Officer and Chairman
(Principal Executive Officer)
Date: March 31, 2015

By: /s/ Oded Gilboa
Oded Gilboa
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: March 31, 2015

By: /s/ Itschak Shrem, Chairman
Itschak Shrem
Chairman
Date: March 31, 2015