Form 10-Q
period 2015-03-31
BREEDIT CORP.
filed 2015-05-15
CIK 1498067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

On May 15, 2015, the Registrant had 98,867,210 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

BREEDIT CORP.
(formerly Progaming Platforms Corp.)
Balance Sheets
As of March 31, 2015 (Unaudited) and December 31, 2014

	March 31, 2105 (Unaudited)	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$777,569	$1,101,164
Certificate of deposit	630,214	639,979
Accounts receivable	20,789	-
Other receivables	18,220	30,270
Total current assets	1,446,792	1,771,413
Investment accounted for using equity method	3,597	10,339
Property and equipment, net	6,703	6,873
Total non-current assets	10,300	17,212
Total assets	$1,457,092	$1,788,625

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$38,321	$123,826
Deferred revenues	5,800	5,800
Related parties payable	19,072	18,000
Accrued interest payable	30,287	40,910
Convertible notes payable, net of discount	71,000	201,000
Total current liabilities	164,480	389,536

Long-term deferred revenues	1,390	2,852

Total liabilities	165,870	392,388

Stockholders' equity (deficit)
Common stock, par value $0.0001 per share, 500,000,000 shares authorized:
96,867,210 and 92,049,512 and 72,255,917 shares issued and outstanding
at March 31, 2015 and December 31, 2014, respectively	970	921
Stock payable	169,647	169,647
Accumulated other comprehensive income	(15,096)	(4,279)
Non-controlling interest	(207,061)	(154,187)
Stock subscription receivable	(300)	(300)
Additional paid-in capital	8,077,721	7,646,699
Accumulated deficit	(6,734,659)	(6,262,264)
Total stockholders' equity (deficit)	1,291,222	1,396,237
Total liabilities and stockholders' equity (deficit)	$1,457,092	$1,788,625

The accompanying notes are an integral part of these financial statements.

BREEDIT CORP.
(formerly Progaming Platform Corp.)
Statements of Operations
For The Three Months Ended March 31, 2015 and 2014 (Unaudited)

	For the three	For the three
	months ended	months ended
	March 31, 2015	March 31, 2014
Revenues
Non-related party revenues	36,658	1,450
Related party revenues	6,566	-
Total revenues	$43,224	$1,450

Expenses
Research and development	(25,150)	(20,966)
General and administrative	(614,506)	(3,276,188)
Total operating expenses	(639,656)	(3,297,154)

(Loss) from operations	(596,432)	(3,295,704)

Interest expense	(5,262)	(6,397)
Amortization of debt discount	-	(32,671)
Other income (expense)	81,834	(1,796)
Financial income (expense)	(76,572)	(40,864)

Provision on income taxes	-	-

Net (loss)	$(519,860)	$(3,336,568)

Less: loss attributable to non-controlling interest	47,465	36,623

Net loss attributable to BreedIT Corp.	$(472,395)	$(3,299,945)

Net loss per common share - basic and diluted	$(0.01)	$(0.04)

Weighted average number of common shares outstanding - Basic	93,117,103	77,785,825

The accompanying notes are an integral part of these financial statements.

BREEDIT CORP.
(formerly Progaming Platform Corp.)
Statements of Comprehensive Income (Loss)
For The Three Months Ended March 31, 2015 and 2014 (Unaudited)

	For the three	For the three
	months ended	months ended
	March 31, 2015	March 31, 2014
Foreign currency translation gain (loss)	(16,226)	3,724
Add: loss attributable to non-controlling interest	(47,465)	(36,623)
Total comprehensive loss	(536,086)	(3,332,844)
Less: comprehensive loss attributable to non-controlling interest	47,465	36,623
Comprehensive loss attributable to BreedIT Corp.	$(488,621)	$(3,296,221)

The accompanying notes are an integral part of these financial statements.

BREEDIT CORP.
(formerly Progaming Platform Corp.)
Statements of Cash Flows
For The Three Months Ended March 31, 2015 and 2014 (Unaudited)

	For the three	For the three
	months ended	months ended
	March 31, 2015	March 31, 2014
Operating activities:
Net (loss)	$(519,860)	$(3,336,568)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation	795	235
Amortization of debt discount	-	32,671
Shares issued for services	114,600	480,000
Warrants issued for services	-	16,134
Options issued for services	170,585	2,594,209
Investment accounted for using equity method	6,742	-
Changes in net assets and liabilities:
Decrease (increase) in accounts receivable	(8,739)	-
Decrease (increase) in accounts payable	(85,505)	(40,111)
(Decrease) increase in accrued expenses	5,263	47,476
(Decrease) increase in related parties payable	1,072	33,345
(Decrease) increase in deferred revenue	(1,462)	(1,450)
Other assets	9,765	(1,002,090)
Net cash used in operating activities	(306,744)	(1,176,149)

Investing activities:
Purchases of property and equipment	(625)	(3,391)
Net cash used in investing activities	(625)	(3,391)

Financing activities:
Proceeds from exercise of warrants	-	48,000
Proceeds from sale of common stock (net of issuance expenses)	-	1,590,750
Net cash provided by financing activities	-	1,638,750

Foreign currency adjustment	(16,226)	3,724

Net increase (decrease) in cash	(323,595)	462,934
Cash and cash equivalents at beginning of period	1,101,164	656,067
Cash and cash equivalents at end of period	$777,569	$1,119,001

Non cash transactions:
Conversion of convertible note payable and accrued interest to common stock	$148,856	$-
Shares issued from stock payable	$-	$151,800
Cashless exercise of warrants	$-	$3

Additional information:
Cash paid for interest expenses	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

BREEDIT CORP.
(formerly Progaming Platforms Corp.)
Notes to Financial Statements
March 31, 2015 (Unaudited)

Note (1) Summary of Significant Accounting Policies

Basis of Presentation and Organization

BreedIt Corp. ("BreedIt" or the "Company") is a Delaware corporation. The Company was incorporated under the laws of the State of Delaware on May 26, 2010. On October 24, 2013 we entered into an agreement to acquire 66.67% of BreedIT Israel's capital stock. Subsequently, we were issued 200 shares of BreedIT Israel's capital stock ("Ordinary Shares") which represent 66.67% of BreedIT's outstanding Ordinary Shares with the founder, Dr. Oded Sagee owning the remaining 100 Ordinary Shares, representing 33.33% of the outstanding Ordinary Shares.

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

The accompanying unaudited financial statements of the Company are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for an air presentation have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2014 and the notes thereto included in the Company's Report on Form 10-K filed with the SEC on March 31, 2015.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents. As of March 31, 2015 and December 31, 2014, we had cash and cash equivalents of $1,407,783 and $1,741,143 respectively.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, 2015 and 2013, the carrying value of accounts payable and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets. The annual depreciation rates are as follows:

Computers and electronic equipment:  33%

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. As of March 31, 2015, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2015 and December 31, 2014, and expenses for the three months ended March 31, 2015 and 2014. Actual results could differ from those estimates made by management.

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

Note (3) Property And Equipment

For the for the three months ended March 31, 2015 total additions to Property and equipment were $625, total accumulated depreciation is $3,704 and total depreciation expense for the year is $795.

Following is a summary of Property and Equipment, net for the three months ended March 31, 2015 and December 31, 2014.

	March 31, 2015	December 31, 2014
Computers	$10,410	$9,785
Accumulated depreciation	(3,707)	(2,912)
Property and equipment, net	$6,703	$6,873

Note (4) Common Stock

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

On April 12, 2014 the Company issued 1,00,000 warrants, vesting over 12 quarters in equal amounts starting July 1, 2014 with term of 36 months from vesting date, exercisable at $0.35 per share to 1 entity in consideration for serving on the company's scientific advisory board. The warrants were valued using the Black-Scholes model with 273% volatility and 0.80% discount rate for a total of $391,335 of this amount $8,986 was expensed during the quarter with balance to be expensed over the remaining term.

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

On October 2, 2014 850,000 the company granted a total stock options (the "Options") to 1 Company officer who is also minority owners. The Options, vest over 9 quarters and are exercisable at a price of $0.05 per Share. The options were valued using the Black-Scholes model with 281% volatility and 0.23% discount rate for a total value of $152,955 with $12,245 expensed during Q1 2015 and $88,525 to be expenses over 7 additional quarters.

On January 25, 2015 the company granted a total of 6,000,000 stock options (the "Options") to 3 Company officers who are also minority owners and 1 employee. The Options, vest over 2 quarters and are exercisable at a price of $0.10 per Share. The options were valued using the Black-Scholes model with 241% volatility and 1.33% discount rate for a total value of $429,679 with $149,354 expensed during Q1 2015 and $280,325 to be expenses over 2 additional quarters.

On February 24, 2015 and March 31, 2015 the Company issued 1,900,000 restricted shares of common stock in consideration for investor relations (IR) services provided to the Company. The shares were valued at $114,600 based on the closing price of the Company's common stock on the date of grant.

On March 15, 2015 two note holders converted $145,886 of debt and accrued interest to 2,917,698 shares at a conversion price of $0.05 per share. The conversion occurred within the terms of the convertible note agreements with no gain or loss recorded.

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

On March 1, 2012, the Company filed a Certificate of Amendment to its Certificate of Incorporation effecting a forward stock split of the Company's issued and outstanding shares of Common Stock at a ratio of ten-to-one (the "Forward Split").  The Certificate of Amendment provides that each outstanding share of the Company's Common Stock, par value $0.0001 per share, will be split and converted, automatically, without further action, into ten (10) shares of Common Stock of $0.00001 par value per share. The Forward Split has been reflected in the Company's financial statements for three months ended March 31, 2015 and 2014.

Following is a table of warrant and options still outstanding and exercisable along with exercise price and range of remaining term.

Type	Quantity	Exercise Price	Term
Warrants Class A	12,100,260	$0.055	1-3 Months
Warrants Class B	16,100,260	$0.065	4-8 Months
Warrants Class C	1,395,000	$0.35	9-12 Months
Warrants Class I	666,667	$0.45	11 Months
ESOP options	11,900,000	$0.05	9-10 years
Total	42,162,187

Note (5) Revenue Recognition

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

As of March 31, 2015 and 2014, the Company recognized a total sum of $1,462 and $1,450, respectively, in revenues out of the total $119,000 license fees paid for both of the aforementioned agreements. The contract in the amount of $90,000 was canceled by the client; therefore we recognized the whole sum as revenues according to the terms of the agreement. The second contract grants the client licenses for a period of 5 years, accordingly $5,800 was recorded as revenues 2014 and $1,462 in 2015; the remaining sum of $7,190 was deferred on the Company's balance sheet, $5,800 as current and $1,390 as long term liabilities, and is expected to be recognized over the remaining period of the agreements.

On January 19, 2015 BreedIt Ltd, the company's subsidiary signed a binding agreement for its BreedIT Mobile(TM) with Vilmorin & Cie . Under the terms of the agreement, BreedIT Ltd will integrate the mobile platform to work with systems already being used by Vilmorin's Ha'zera which will enable breeders to utilize tablets and smartphones to collect plant phenotypes and other information critical to the breeding process. Revenues under this agreement totaling $35,196 were recognized during the quarter and revenues were fully collected during Q2 2015.

On February 20, 2015, BreedIt Ltd, the company's subsidiary BreedIt Ltd, received $6,566 for use of its software from KanaboSeed Ltd, a related company. Accordingly $6,566 were recognized as revenue during the quarter. BreedIT Ltd holds 50% of KanaboSeed Ltd.

On February 20, 2015, BreedIt Ltd, the company's subsidiary, received $6,566 for use of its software from KanaboSeed Ltd, a related company. Accordingly $6,566 were recognized as revenue during the quarter. BreedIT Ltd holds 50% of KanaboSeed Ltd.

As of March 31, 2015 and 2014, no royalties have been paid by or recognized in connection with the aforementioned agreements.

One of the aforementioned Licensees is beneficially owned by an individual who holds 25,000 shares of the Company's common stock.

Note (6) Investments

Investment accounted for using equity method

BreedIT Ltd recorded a 50% investment in KanaboSeed Ltd. made during Q4 2014, the remaining 50% of KanaboSeed Ltd is held by Seach Ltd.. KanaboSeed was formed to research and develop new breeds of medical Cannabis to meet the requests of physicians and other medical practitioners. Strains developed under the KanaboSeed brand will be commercialized directly, while those created for third parties will generate royalty payments.

As of March 31, 2015 net loss for KanaboSeed Ltd is $13,484 of this BreedIt Ltd.'s portion of the loss is $6,742 and resulting balance on balance sheet is investment accounted for using equity method of $3,597.

Note (7) Related Party Transactions

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

On January 23, 2014 to September 30, 2014 the Company sold to 1 non-US private accredited investor who is also an affiliated party 300,000 shares for total cash consideration of $30,000 at price of $10.0

On February 18, 2014 the Company issued to Dr. Oded Sagee minority owner and founder of BreedIT Ltd., 2,200,000 shares of our common stock valued based on the closing market price on the acquisition date at $151,800; 2,200,000 Class A options for the purchase of 2,200,000 shares of our common stock at $0.055 per share valued using the black-scholes model with volatility of 122% and a discount rate of 0.23% for a total value of $84,967; and 2,200,000 Class B options for the purchase of 2,200,000 shares of our common stock at $0.065 per share valued using the black-scholes model with volatility of 122% and a discount rate of 0.23% for a total value of $84,680.

On April 14, 2014 1 share and warrant holder who is an affiliate party exercised warrants for cash consideration of $110,000, in return 2,000,000 shares were issued.

On October 2, 2014, 850,000 stock options (the "Options") to 1 Company officer who is also a minority owner. The Options, vest over 9 quarters and are exercisable at a price of $0.05 per Share. The options were valued using the Black-Scholes model with 281% volatility and 0.23% discount rate for a total value of $152,955 with $12,245 expensed during Q1 2015 and $88,525 to be expenses over 7 additional quarters.

On January 25, 2015 the company granted a total of 6,000,000 stock options (the "Options") to 3 Company officers who are also minority owners and 1 employee. The Options, vest over 2 quarters and are exercisable at a price of $0.10 per Share. The options were valued using the Black-Scholes model with 241% volatility and 1.33% discount rate for a total value of $429,679 with $149,354 expensed during Q1 2015 and $280,325 to be expenses over 2 additional quarters.

Note (8) Related Party Revenues

On February 20, 2015, BreedIt Ltd, the company's subsidiary, received $6,566 for use of its software from KanaboSeed Ltd, a related company. Accordingly $6,566 were recognized as revenue during the quarter. BreedIT Ltd holds 50% of KanaboSeed Ltd.

Note (9) Convertible and Non-Convertible Notes Payable

On March 15, 2015 two note holders converted $145,886 of debt and accrued interest to 2,917,698 shares at a conversion price of $0.05 per share. The conversion occurred within the terms of the convertible note agreements with no gain or loss recorded.

During the year ended December 31, 2014, a, a convertible note of $3,200 along with $800 of accrued interest was converted to 200,000 shares of common stock at $0.02 per share. The conversion occurred within the terms of the convertible note agreement with no gain or loss recorded on the conversion.

During the three months ended March 31, 2015 and March 31, 2014 the Company recorded amortization expenses related to the beneficial conversion feature of $0 and $32,671, respectively.

During the three months ended March 31, 2015 and March 31, 2014 the Company recorded interest expense related in the amount of $5,262 and $6,397, respectively.

Remaining debt discount as of March 31, 2015 and December 31, 2014 is $0 and $0 respectively.

Note (10) Subsequent Events

As defined in FASB ASC 855-10, "Subsequent Events", subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued.
On April 22, 2015 1 warrant holder exercised warrants for cash consideration of $110,000, in return 2,000,000 shares were issued.

The company evaluated all transactions and events that occurred subsequent to the balance sheet date and prior to the date on which the financial statements contained in this report were issued, other than the warrants exercised as disclosed above, and determined that no such events or transactions necessitated disclosure.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATION Back to Table of Contents

Forward-Looking Statements

Certain statements that the Company may make from time to time, including all statements contained in this report that are not statements of historical fact, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and the safe harbor provisions set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by words such as “plans,” “expects,” “believes,” “anticipates,” “estimates,” “projects,” “will,” “should,” and other words of similar meaning used in conjunction with, among other things, discussions of future operations, financial performance, product development and new product launches, market position and expenditures. The Company assumes no obligation to update any forward-looking statements. Additional information concerning factors which could cause differences between forward-looking statements and future actual results is discussed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K, as filed with the SEC.

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

On July 1, 2011, we executed a license agreement with Yanir Levin Ltd., an Israeli corporation.  Such license agreement granted the licensee a non-exclusive right to develop websites and offer online games based on our proprietary gaming platform in Asia, with an exclusive license to develop websites and offer online games based on our proprietary gaming platform in Israel.  In consideration of the license granted to the licensee, the licensee made an upfront, non-refundable, payment of $29,000 and has agreed to pay us royalties on future revenues.

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

Results of Operations during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014

During the three months ended March 31, 2015 and 2014 we generated revenues of $43,224 and $1,450 respectively. Our research and development expenses increased to $25,150 during three months ended March 31, 2015 compared to $20,966 during the same period in the prior year. The increase was due to developing BreedIT's SDSS system. Our general and administrative expenses during three months ended March 31, 2015 were $614,506 as compared to $3,276,188 during the same period in the prior year. The significant decrease was due decreased non-cash compensation to non-related and related parties. We incurred a net loss of $596,432 attributable to BreedIT Corp during three months ended March 31, 2015 compared to a net loss of $3,295,704 in same period in the prior year.

Purchase or Sale of Equipment

Other than the purchase of servers, work stations and relevant literature, we do not expect to purchase or sell any plant or significant equipment.

Liquidity and Capital Resources

Our balance sheet as of March 31, 2015 reflects current assets of $1,446,792 consisting of cash and cash equivalents of $1,407,783, accounts receivable of $20,789 and other receivables of $18,220. As of December 31, 2014, we had current assets of $1,771,413 consisting of cash and cash equivalents of $1,741,143 and other receivables of $30,270.

As of March 31, 2015, we had total current liabilities of $164,480 consisting of $38,321 in accounts payable and accrued liabilities, $19,072 due to related parties, $5,800 in deferred revenues, $30,287 accrued interest payable and $71,000 in convertible notes payable, net of discount.

As of December 31, 2014, we had total current liabilities of $389,536 consisting of $123,826 in accounts payable and accrued liabilities, $18,000 due to related parties, $40,910 accrued interest payable, $5,800 in deferred revenues and $201,000 in convertible notes payable, net of discount.

As of March 31, 2015 and December 31, 2014 we had, respectively, $1,390 and $2,852 in long-term deferred revenues.

We had positive working capital of $1,282,312 as of March 31, 2015 compared to positive working capital $1,381,877 at December 31, 2014. Such working capital has been sufficient to sustain our operations to date. Our total liabilities as of March 31, 2015 were $165,870 compared to $392,388 at December 31, 2014.

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

During the three months ended March 31, 2015 we used $306,744 in our operating activities. This resulted from a net loss of $519,860, decrease in accounts payable of $85,505, increase in accounts payable of $8,739, increase in accrued expenses of $5,263 and decrease in deferred revenues of $1,462 and offset principally by $285,185 non-cash compensation, decrease in other assets of $9,765, depreciation expense of $795, increase in related parties payable of $1,072 and investment accounted for using the equity method of $6,742.

During the three months ended March 31, 2015 we used $625 for the purchase of property plant and equipment.

During the three months ended March 31, 2015, $148,856 of convertible notes and accrued interest were converted to common shares.

During the three months ended March 31, 2014, we used $3,391 from investing activities which resulted from purchase of property and equipment, and financed our negative cash flow from operations through the proceeds from exercise of warrants in the amount of $48,000 and from sale of common stock in the amount of $1,590,750.

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

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the period ended March 31, 2015, and are included elsewhere in this quarterly report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

None.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of March 31, 2015, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

ITEM 1A. RISK FACTORS  Back to Table of Contents

You should carefully consider the factors discussed in Part I, “Item 1. Description of Business, subheading "Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS Back to Table of Contents

On January 25, 2015 the company granted a total of 6,000,000 stock options (the "Options") to 3 Company officers who are also minority owners and 1 employee. The Options, vest over 2 quarters and are exercisable at a price of $0.10 per Share. The options were valued using the Black-Scholes model with 241% volatility and 1.33% discount rate for a total value of $429,679 with $149,354 expensed during Q1 2015 and $280,325 to be expenses over 2 additional quarters.

On February 24, 2015 and March 31, 2015 the Company issued 1,900,000 restricted shares of common stock in consideration for investor relations (IR) services provided to the Company. The shares were valued at $114,600 based on the closing price of the Company's common stock on the date of grant.

On March 15, 2015 two note holders converted $145,885 of debt and accrued interest to 2,917,698 shares at a conversion price of $0.05 per share. The conversion occurred within the terms of the convertible note agreements with no gain or loss recorded.

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

On March 1, 2012, the Company filed a Certificate of Amendment to its Certificate of Incorporation effecting a forward stock split of the Company's issued and outstanding shares of Common Stock at a ratio of ten-to-one (the "Forward Split").  The Certificate of Amendment provides that each outstanding share of the Company's Common Stock, par value $0.0001 per share, will be split and converted, automatically, without further action, into ten (10) shares of Common Stock of $0.00001 par value per share. The Forward Split has been reflected in the Company's financial statements for three months ended December 31, 2013 and 2012.

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
Date: May 15, 2015

By: /s/ Oded Gilboa
Oded Gilboa
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: May 15, 2015

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Yoel Yogev
Yoel Yogev
Chief Executive Officer and Chairman
(Principal Executive Officer)
Date: May 15, 2015

By: /s/ Itschak Shrem, Chairman
Itschak Shrem
Chairman
Date: May 15, 2015

By: /s/ Erez Zino, Director
Erez Zino
Director
Date: May 15, 2015