Form 10-Q
period 2015-06-30
BREEDIT CORP.
filed 2015-08-12
CIK 1498067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

On August 12, 2015, the Registrant had 98,867,210 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

BREEDIT CORP.
(Formerly Progaming Platforms Corp.)
Balance Sheets
As of June 30, 2015 (Unaudited) and December 31, 2014

	June 30, 2105 (Unaudited)	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$546,182	$1,101,164
Certificate of deposit	657,448	639,979
Other receivables	49,499	30,270
Total current assets	1,253,129	1,771,413
Investment accounted for using equity method	1,261	10,339
Property and equipment, net	6,771	6,873
Total non-current assets	8,032	6,873
Total assets	$1,261,161	$1,788,625

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$35,518	$123,826
Deferred revenues	5,728	5,800
Related parties payable	27,742	18,000
Accrued interest payable	32,942	40,910
Convertible notes payable, net of discount	71,000	201,000
Total current liabilities	172,930	389,536

Long-term deferred revenues	-	2,852

Total liabilities	172,930	392,388

Stockholders' equity (deficit)
Common stock, par value $0.0001 per share, 500,000,000 shares authorized:
98,867,210 and 92,049,512 shares issued and outstanding
at June 30, 2015 and December 31, 2014, respectively	990	921
Stock payable	169,647	169,647
Accumulated other comprehensive income (loss)	(38,117)	(4,279)
Non-controlling interest	(315,887)	(154,187)
Stock subscription receivable	(300)	(300)
Additional paid-in capital	8,423,208	7,646,699
Accumulated deficit	(7,151,310)	(6,262,264)
Total stockholders' equity (deficit)	1,088,231	1,396,237
Total liabilities and stockholders' equity (deficit)	$1,261,161	$1,788,625

The accompanying notes are an integral part of these financial statements.

BREEDIT CORP.
(Formerly Progaming Platforms Corp.)
Statements of Operations
For the Three and Six-Month Periods Ended June 30, 2015 and 2014
(Unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Revenues	$30	$1,450	$43,254	$2,900

Expenses
Research and development	(110,334)	(20,810)	(135,484)	(41,776)
General and administrative	(469,715)	(236,374)	(1,084,221)	(3,512,562)
Total operating expenses	(580,049)	(257,184)	(1,219,705)	(3,554,338)

(Loss) from operations	(580,049)	(255,734)	(1,176,451)	(3,551,438)

Interest expense	(2,655)	(6,398)	(7,917)	(12,795)
Amortization of debt discount	-	(31,795)	-	(64,466)
Other income / (expense)	68,707	28,750	150,541	26,954
Financial income (expense)	66,052	(9,443)	142,624	(50,307)

Provision for income taxes	-	-	-	-

Net (loss)	$(513,967)	$(265,177)	$(1,033,827)	$(3,601,754)

Less: loss attributable to non-controlling interest	97,316	33,905	144,781	70,528

Net loss attributable to BreedIT Corp.	$(416,651)	$(231,272)	$(889,046)	$(3,531,217)

Net loss per common share - basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.04)

Weighted average number of common shares outstanding - basic	98,273,803	89,582,578	95,709,698	83,716,789

The accompanying notes are an integral part of these financial statements.

BREEDIT CORP.
(Formerly Progaming Platforms Corp.)
Statements of Comprehensive Income (Loss)
For the Three and Six-Month Periods Ended June 30, 2015 and 2014
(Unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net loss	(513,967)	(265,177)	(1,033,827)	(3,601,754)
Change in unrealized foreign currency translation gain (loss)	(34,531)	(424)	(50,757)	3,300
Total comprehensive loss	(548,498)	(265,601)	(1,084,584)	(3,598,445
Less: total comprehensive loss attributable to non-controlling interest	(97,316)	(33,905)	(144,781)	(70,528)
Comprehensive loss attributable to BreedIT Corp.	$(451,182)	$(231,696)	$(939,803)	$(3,527,917)

The accompanying notes are an integral part of these financial statements.

BREEDIT CORP.
(Formerly Progaming Platforms Corp.)
Statements of Cash Flows
For the Six-Month Periods Ended June 30, 2015 and 2014
(Unaudited)

	For the six	For the six
	months ended	months ended
	June 30, 2015	June 30, 2014
Operating Activities:
Net (loss)	$(1,033,827)	$(3,601,745)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation	892	769
Amortization of debt discount	-	64,466
Shares issued for services	114,600	480,000
Warrants issued for services	10,134	59,072
Options issued for services	382,938	2,594,209
Investment accounted for using equity method	9,078	-
Changes in net assets and liabilities:
Decrease (increase) in other current assets	(19,229)	(10,683)
(Decrease) increase in accounts payable	(88,307)	(13,776)
(Decrease) increase in accrued expenses	7,917	12,795
(Decrease) increase in related parties payable	9,742	24,695
(Decrease) increase in deferred revenue	(2,924)	(2,900)
Other assets	(17,469)	(1,023,015)
Net cash used in operating activities	(626,455)	(1,416,113)

Investing activities:
Purchases of property and equipment	(790)	(5,562)
Net cash used in investing activities	(790)	(5,562)

Financing activities:
Donated capital - related party	13,020	-
Proceeds from exercise of warrants	110,000	188,000
Proceeds from sale of common stock (net of issuance expenses)	-	2,040,900
Net cash provided by financing activities	123,020	2,228,900
Foreign currency adjustment	(50,757)	3,300

Net increase (decrease) in cash	(554,982)	810,525
Cash and cash equivalents - beginning of period	1,101,164	656,067
Cash and cash equivalents - end of period	$546,182	$1,466,592

Non cash transactions:
Conversion of convertible note payable and accrued interest to common stock	$145,886	$4,000
Shares issued from stock payable	$-	$151,800
Cashless exercise of warrants	$-	$3

Additional information:
Cash paid for interest expenses	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

BREEDIT CORP.
(formerly Progaming Platforms Corp.)
Notes to Financial Statements
June 30, 2015 (Unaudited)

Note 1. Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents. As of June 30, 2015 and December 31, 2014, we had cash and cash equivalents of $1,203,630 and $1,741,143 respectively.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2015 and 2014, the carrying value of accounts payable and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. As of June 30, 2015, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2015 and December 31, 2014, and expenses for the six months ended June 30, 2015 and 2014. Actual results could differ from those estimates made by management.

Impact of Recently Issued Accounting Standards

On November 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-16-Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force). The amendments in this Update do not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. That is, an entity will continue to evaluate whether the economic characteristics and risks of the embedded derivative feature are clearly and closely related to those of the host contract, among other relevant criteria. The amendments clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The effects of initially adopting the amendments in this Update should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application is permitted to all relevant prior periods.

On November 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-17-Business Combinations (Topic 805): Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force). The amendments in this Update provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The amendments in this Update are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle.

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

Note 2. Going Concern

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

Note 3. Property and Equipment

For the for the six months ended June 30, 2015 total additions to Property and equipment were $790, total accumulated depreciation is $4,046 and total depreciation expense for the six months ended June 30, 2015 and 2014 was $892 and 769, respectively.

Following is a summary of Property and Equipment, net for the six months ended June 30, 2015 and December 31, 2014.

	June 30, 2015	December 31, 2014
Computers	$10,817	$9,785
Accumulated depreciation	(4,046)	(2,912)
Property and Equipment, net	$6,771	$6,873

Note 4. Common Stock

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

On April 12, 2014 the Company issued 1,00,000 warrants, vesting over 12 quarters in equal amounts starting July 1, 2014 with term of 36 months from vesting date, exercisable at $0.35 per share to 1 entity in consideration for serving on the company's scientific advisory board. The warrants were valued using the Black-Scholes model with 273% volatility and 0.80% discount rate for a total of $391,335 of this amount $1,148 and $10,134, respectively, was expensed during the three and six months ended June 30, 2015 with balance to be expensed over the remaining term.

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

On October 2, 2014 850,000 the company granted a total stock options (the "Options") to 1 Company officer who is also minority owners. The Options, vest over 9 quarters and are exercisable at a price of $0.05 per Share. The options were valued using the Black-Scholes model with 281% volatility and 0.23% discount rate for a total value of $152,955 of this amount $12,245 and $24,490 was expensed during the three and six months ended June 30, 2015, respectively, and $73,472 to be expenses over 6 additional quarters.

On January 25, 2015 the company granted a total of 6,000,000 stock options (the "Options") to 3 Company officers who are also minority owners and 1 employee. The Options, vest over 2 quarters and are exercisable at a price of $0.10 per Share. The options were valued using the Black-Scholes model with 241% volatility and 1.33% discount rate for a total value of $429,679 of this amount $209,094 and $358,448 was expensed during the three and six months ended June 30, 2015, respectively, with $71,230 to be expenses over 1 additional quarters.

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

On April 27, 2015 one share and warrant holders exercised warrants for cash consideration of $110,000, in return 2,000,000 shares were issued.

During the six months ended June 30, 2015 BreedIt Ltd, the company's subsidiary, received $13,020 for use of its software from KanaboSeed Ltd, a related company. Accordingly $13,020 were included as donated capital, BreedIT Ltd holds 50% of KanaboSeed Ltd.

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

On March 1, 2012, the Company filed a Certificate of Amendment to its Certificate of Incorporation effecting a forward stock split of the Company's issued and outstanding shares of Common Stock at a ratio of ten-to-one (the "Forward Split").  The Certificate of Amendment provides that each outstanding share of the Company's Common Stock, par value $0.0001 per share, will be split and converted, automatically, without further action, into ten (10) shares of Common Stock of $0.00001 par value per share. The Forward Split has been reflected in the Company's financial statements for six months ended June 30, 2015 and 2014.

Following is a table of warrant and options still outstanding and exercisable along with exercise price and range of remaining term.

Type	Quantity	Exercise Price	Term
Warrants Class A	2,200,000	$0.055	1-3 Months
Warrants Class B	16,100,260	$0.065	4-8 Months
Warrants Class C	1,395,000	$0.35	9-12 Months
Warrants Class I	666,667	$0.45	11 Months
ESOP options	11,900,000	$0.05	9-10 years
Total	32,162,187

Note 5. Revenue Recognition

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

As of June 30, 2015 and 2014, the Company recognized a total sum of $1,462 and $1,450, respectively, in revenues out of the total $119,000 license fees paid for both of the aforementioned agreements. The contract in the amount of $90,000 was canceled by the client; therefore we recognized the whole sum as revenues according to the terms of the agreement. The second contract grants the client licenses for a period of 5 years, accordingly $5,800 was recorded as revenues 2014 and $2,924 in 2015; the remaining sum of $5,728 was deferred on the Company's balance sheet as current liabilities, and is expected to be recognized over the remaining period of the agreements.

During the six months ended June 30, 2015 BreedIt Ltd, the company's subsidiary signed binding agreements for its BreedIT Mobile™ with Vilmorin & Cie and another thihrd party customer. Revenues under these agreements totaling $40,330 were recognized during the year and revenues were fully collected during period.

As of June 30, 2015 and 2014, no royalties have been paid by or recognized in connection with the aforementioned agreements.

In addition during the six months ended June 30, 2015 BreedIt Ltd, the company's subsidiary, received $13,020 for use of its software from KanaboSeed Ltd, a related company. Accordingly $13,020 were included as donated capital, BreedIT Ltd holds 50% of KanaboSeed Ltd.

One of the aforementioned Licensees is beneficially owned by an individual who holds 25,000 shares of the Company's common stock.

Note 6. Investments

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

As of June 30, 2015 net loss for KanaboSeed Ltd is $18,156 of this BreedIt Ltd.'s portion of the loss is $9,078 and resulting balance on balance sheet is investment accounted for using equity method of $1,261.

Note 7. Related Party Transactions

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

On January 23, 2014 to September 30, 2014 the Company sold to 1 non-US private accredited investor who is also an affiliated party 300,000 shares for total cash consideration of $30,000 at price of $10.0.

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

On October 2, 2014 850,000 the company granted a total stock options (the "Options") to 1 Company officer who is also minority owners. The Options, vest over 9 quarters and are exercisable at a price of $0.05 per Share. The options were valued using the Black-Scholes model with 281% volatility and 0.23% discount rate for a total value of $152,955 of this amount $12,245 and $24,490 was expensed during the three and six months ended June 30, 2015, respectively, and $73,472 to be expenses over 6 additional quarters.

On January 25, 2015 the company granted a total of 6,000,000 stock options (the "Options") to 3 Company officers who are also minority owners and 1 employee. The Options, vest over 2 quarters and are exercisable at a price of $0.10 per Share. The options were valued using the Black-Scholes model with 241% volatility and 1.33% discount rate for a total value of $429,679 with $358,448 expensed during the six months ended June 30, 2015 with $71,230 to be expenses over 1 additional quarters

During the six months ended June 30, 2015 BreedIt Ltd, the company's subsidiary, received $13,020 for use of its software from KanaboSeed Ltd, a related company. Accordingly $13,020 were included as donated capital, BreedIT Ltd holds 50% of KanaboSeed Ltd.

Note 8. Convertible and Non-Convertible Notes Payable

On March 15, 2015 two note holders converted $145,886 of debt and accrued interest to 2,917,698 shares at a conversion price of $0.05 per share. The conversion occurred within the terms of the convertible note agreements with no gain or loss recorded.

During the year ended December 31, 2014 a convertible note of $3,200 along with $800 of accrued interest was converted to 200,000 shares of common stock at $0.02 per share. The conversion occurred within the terms of the convertible note agreement with no gain or loss recorded on the conversion.

During the six months ended June 30, 2015 and June 30, 2014 the Company recorded amortization expenses related to the beneficial conversion feature of $0 and $32,671 respectively.

For the three and six months ended June 30, 2015 the Company recorded interest expense related in the amount of $2,655 and $7,917 respectively as compare to $6,398 and $12,795 for the three and six months ended and June 30, 2014 respectively.

Remaining debt discount as of June 30, 2015 and December 31, 2014 is $0 and $0 respectively.

Note 9. Subsequent Events

As defined in FASB ASC 855-10, "Subsequent Events", subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued.

The company evaluated all transactions and events that occurred subsequent to the balance sheet date and prior to the date on which the financial statements contained in this report were issued and determined that no such events or transactions necessitated disclosure.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATION Back to Table of Contents

Forward-Looking Statements

Certain statements that the Company may make from time to time, including all statements contained in this report that are not statements of historical fact, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and the safe harbor provisions set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by words such as "plans," "expects," "believes," "anticipates," "estimates," "projects," "will," "should," and other words of similar meaning used in conjunction with, among other things, discussions of future operations, financial performance, product development and new product launches, market position and expenditures. The Company assumes no obligation to update any forward-looking statements. Additional information concerning factors which could cause differences between forward-looking statements and future actual results is discussed under the heading "Risk Factors" in the Company's Annual Report on Form 10-K.

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

During the six months period ending June 30, 2015 we generated revenues from sales of our IDSS software to third parties in the amount of $40,330. Over the next twelve months, we plan to continue and sell and/or license our IDSS Software to potential customers in the seed breeding market.

We believe that we have sufficient cash on hand to allow us to market our IDSS Software to potential clients and remain in business throughout 2015. If after that we are unable to generate significant revenues for any reason, or if we are unable to make a reasonable profit, we may have to suspend or cease operations.

Results of Operations during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014

During the three and six months ended June 30, 2015 we generated revenues of $30 and $43,254 compared to $1,450 and $2,900 for the three and six months ended June 30, 2014 respectively.

Our research and development expenses increased to $110,334 and $135,484 during the three and six months ended June 30, 2015 compared to $20,810 and $41,776 during the same period in the prior year. The significant increase was due increased development expenses of the BreedIT system.

Our general and administrative expenses during the three and six months ended June 30, 2015 were $469,715 and $1,084,221 as compared to $236,374 and $3,512,562 during the same period in the prior year. The significant decrease was due decreased non-cash compensation to non-related and related parties.

We incurred a net loss of $513,967 and $1,033,827 attributable to BreedIT Corp during the three and six months ended June 30, 2015 compared to a net loss of $265,177 and $3,601,745 in same period in the prior year.

Purchase or Sale of Equipment

Other than the purchase of servers, work stations and relevant literature, we do not expect to purchase or sell any plant or significant equipment.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2015 reflects current assets of $1,253,129 consisting of cash and cash equivalents of $1,203,630 and other receivables of $49,499. As of December 31, 2014, we had current assets of $1,771,413 consisting of cash and cash equivalents of $1,741,143 and other receivables of $30,270.

As of June 30, 2015, we had total current liabilities of $172,930 consisting of $35,518 in accounts payable and accrued liabilities, $27,742 due to related parties, $5,728 in deferred revenues, $32,942 accrued interest payable and $71,000 in convertible notes payable, net of discount.

As of December 31, 2014, we had total current liabilities of $389,536 consisting of $123,826 in accounts payable and accrued liabilities, $18,000 due to related parties, $40,910 accrued interest payable, $5,800 in deferred revenues and $201,000 in convertible notes payable, net of discount.

As of June 30, 2015 and December 31, 2014 we had, respectively, $0 and $2,852 in long-term deferred revenues.

We had positive working capital of $1,080,199 as of June 30, 2015 compared to positive working capital $1,381,877 at December 31, 2014. Such working capital has been sufficient to sustain our operations to date. Our total liabilities as of June 30, 2015 were $172,930 compared to $392,388 at December 31, 2014.

During the six months ended June 30, 2015 we used $626,455 in our operating activities. This resulted from a net loss of $1,033,827, decrease in accounts payable of $88,307, decrease in deferred revenues of $2,924, increase in other assets of $17,469, increase in other current assets of $19,229 and offset principally by $507,672 non-cash compensation, depreciation expense of $892, increase in related parties payable of $9,742, increase in accrued expenses of $7,917 and investment accounted for using the equity method of $9,078.

During the six months ended June 30, 2015 we used $790 for the purchase of property plant and equipment.

During the six months ended June 30, 2015, $148,856 of convertible notes and accrued interest were converted to common shares, $110,000 were generated from shareholder exercising warrants for cash and the $13,020 increase was related to donated capital from a related party.

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

During the six months ended June 30, 2014, we used $5,562 from investing activities which resulted from purchase of property and equipment.

During the six months ended June 30, 2014 we financed our negative cash flow from operations through the proceeds from exercise of warrants in the amount of $188,000 and from sale of common stock in the amount of $2,040,900.

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

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the period ended June 30, 2015, and are included elsewhere in this quarterly report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

None.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of June 30, 2015, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

ITEM 1A. RISK FACTORS  Back to Table of Contents

You should carefully consider the Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS Back to Table of Contents

On January 25, 2015, the Company granted a total of 6,000,000 stock options (the "Options") to three officers of the Company who are also minority owners and one employee. The Options were valued at $429,679 of which $209,094 and $358,448 was expensed during the three and six months ended June 30, 2015, respectively, with $71,230 to be expenses over 1 additional quarters.

On February 24, 2015 and June 30, 2015, the Company issued 1,900,000 restricted shares of common stock in consideration for investor relations (IR) services provided to the Company. The shares were valued at $114,600 based on the closing price of the Company's common stock on the date of grant.

On March 15, 2015, two note holders converted $145,885 of debt and accrued interest to 2,917,698 shares at a conversion price of $0.05 per share. The conversion occurred within the terms of the convertible note agreements with no gain or loss recorded.

On April 27, 2015, one share and warrant holders exercised warrants for cash consideration of $110,000, in return 2,000,000 shares were issued.

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
Date: August 12, 2015

By: /s/ Oded Gilboa
Oded Gilboa
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: August 12, 2015

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Yoel Yogev
Yoel Yogev
Director
(Principal Executive Officer)
Date: August 12, 2015

By: /s/ Itschak Shrem, Chairman
Itschak Shrem
Chairman
Date: August 12, 2015