Form 10-Q
period 2015-09-30
BREEDIT CORP.
filed 2015-11-18
CIK 1498067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

On November 17, 2015, the Registrant had 107,119,173 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

BREEDIT CORP.
(Formerly Progaming Platforms Corp.)
Balance Sheets
As of September 30, 2015 (Unaudited) and December 31, 2014

	September 30, 2105 (Unaudited)	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$387,744	$1,041,960
Certificate of deposit	635,416	639,979
Assets held for sale	-	106,686
Total current assets	1,023,160	1,788,625
Total assets	$1,023,160	$1,788,625

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$9,000	$39,351
Deferred revenues	4,290	5,800
Related parties payable	-	18,000
Accrued interest payable	-	40,910
Convertible notes payable	-	201,000
Liabilities, related to assets held for sale	-	84,475
Total current liabilities	13,290	389,536

Long-term deferred revenues	-	2,852

Total liabilities	13,290	392,388

Stockholders' equity
Common stock, par value $0.0001 per share, 500,000,000 shares authorized:
107,119,173 and 92,049,512 shares issued and outstanding
at September 30, 2015 and December 31, 2014, respectively	1,073	921
Stock payable	169,647	169,647
Stock subscription receivable	(300)	(300)
Accumulated other comprehensive income (loss)	-	(4,279)
Non-controlling interest	-	(154,187)
Additional paid-in capital	8,340,667	7,646,699
Accumulated deficit	(7,501,217)	(6,262,264)
Total stockholders' equity	1,009,870	1,396,237
Total liabilities and stockholders' equity	$1,023,160	$1,788,625

The accompanying notes are an integral part of these financial statements.

BREEDIT CORP.
(Formerly Progaming Platforms Corp.)
Statements of Operations
For the Three and Nine-Month Periods Ended September 30, 2015 and 2014
(Unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Revenues	$1,438	$1,462	$4,362	$4,362

Expenses
Research and development	-	(29,256)	(135,484)	(71,032)
General and administrative	(19,310)	(182,834)	(773,639)	(3,554,342)
Total operating expenses	(19,310)	(212,090)	(909,123)	(3,625,374)

Income (loss) from operations	(17,872)	(210,628)	(904,761)	(3,621,012)

Interest expense	(53)	(5,953)	(7,970)	(18,748)
Amortization of debt discount	-	(32,767)	-	(97,233)
Loss from extinguishment of debt	(60,182)	-	(60,182)	-
Loss on deconsolidation	(51,035)	-	(51,035)	-
Other income / (expense)	(16,038)	(95,639)	134,503	(68,685)
Financial income (expense)	(127,308)	(134,359)	15,316	(184,666)

Provision for income taxes	-	-	-	-

Net loss from continuing operations	(145,180)	(344,987)	(889,445)	(3,805,678)

Net loss from discontinuing operations	(59,946)	(81,765)	(349,508)	(222,819)

Net loss	$(205,126)	$(426,752)	$(1,238,953)	$(4,028,497)

Less: loss (income) attributable to non-controlling interest	-	40,881	-	111,409

Net loss attributable to BreedIT Corp. continuing operations	$(205,126)	$(385,871)	$(1,238,953)	$(3,917,088)

Net loss per common share - basic and diluted - continuing operations	$(0.00)	$(0.00)	$(0.01)	$(0.04)

Net loss per common share - basic and diluted - discontinuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.05)

Weighted average number of common shares outstanding - basic	103,441,668	91,075,251	98,315,344	86,196,564

The accompanying notes are an integral part of these financial statements.

BREEDIT CORP.
(Formerly Progaming Platforms Corp.)
Statements of Comprehensive Income (Loss)
For the Three and Nine-Month Periods Ended September 30, 2015 and 2014
(Unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Net loss	$(205,126)	$(426,752)	$(1,238,953)	$(4,028,497)

Change in unrealized foreign currency translation gain (loss)	(19,609)	(59)	(70,366)	3,241
Total comprehensive loss	(224,735)	(426,811)	(1,309,319)	(4,025,256)
Less: comprehensive loss attributable to non-controlling interest	-	40,881	-	111,409
Comprehensive loss attributable to BreedIT Corp.	$(224,735)	$(385,930)	$(1,309,319)	$(3,913,847)

The accompanying notes are an integral part of these financial statements.

BREEDIT CORP.
(Formerly Progaming Platforms Corp.)
Statements of Cash Flows
For the Nine-Month Periods Ended September 30, 2015 and 2014
(Unaudited)

	For the nine	For the nine
	months ended	months ended
	September 30, 2015	September 30, 2014
Operating Activities:
Net (loss)	$(1,238,953)	$(4,028,497)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Amortization of debt discount	-	97,233
Investment accounted for using equity method	9,078	-
Loss on debt extinguishment	60,182	-
Loss on deconsolidation	51,035	-
Options issued for services	466,413	2,594,209
Warrants issued for services	11,156	59,072
Shares issued for services	114,600	496,801
Depreciation expense	-	1,614
Changes in net assets and liabilities:
Decrease (increase) in accounts receivable	30,270	(11,424)
Decrease (increase) in other current assets	4,563	-
(Decrease) increase in accounts payable	(225,761)	(5,864)
(Decrease) increase in related party payable	(18,000)	24,695
(Decrease) increase in accrued expenses	7,126	18,748
(Decrease) increase in deferred revenue	(4,290)	(4,362)
Other assets	-	(989,697)
Net cash used in operating activities	(732,581)	(1,747,472)

Investing activities:
Purchases of property and equipment	-	(7,564)
Decrease in cash from deconsolidation	(33,493)	-
Net cash provided by (used in) investing activities	(33,493)	(7,564)

Financing activities:
Proceeds from exercise of warrants	110,000	234,400
Donated capital - related party	13,020	2,040,900
Net cash provided by financing activities	123,020	2,275,300
Foreign currency adjustment	(70,366)	3,241

Net increase (decrease) in cash	(713,420)	523,505
Cash and cash equivalents - beginning of period	1,101,164	656,067
Cash and cash equivalents - end of period	$387,744	$1,179,572

Non cash transactions:
Conversion of debt to equity	$249,036	$4,000
Shares issued from stock payable	$-	$151,800
Cashless exercise of warrants	$-	$3

Additional information:
Cash paid for interest expenses	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

BREEDIT CORP.
(formerly Progaming Platforms Corp.)
Notes to Unaudited Financial Statements
September 30, 2015 (Unaudited)

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

On August 28, 2015, the Company entered into a separation agreement with BreedIT Ltd., the Company's majority-owned subsidiary ("BreedIT Israel"), BreedIT Israel's founder and minority stockholder, Dr. Oded Sagee ("Dr. Sagee") and Star Biotech Ltd, an Israeli company controlled by Dr. Sagee ("SB"). the Company and Dr. Sagee agreed to enter into the Separation Agreement based upon the determination by the Company that it had fulfilled its obligation to fund up to but not more than $1 million on behalf of BreedIT Israel but was not willing to continue to fund BreedIT Israel as a result of the financial condition and result of operations of BreedIT Israel and the estimate of future revenues presented by Dr. Sagee. The company agreed that its Equity Interest shall be diluted from sixty-six and two-thirds (66 2/3%) percent to nineteen (19%) percent. SB shall have the option to acquire the company's shares for the sum of $50,000 and in the event that the option is not exercised, SB shall pay the Company an amount equal to ten (10%) percent of BreedIT Israel's gross profits, for a period of three (3) years.

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

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents. As of September 30, 2015 and December 31, 2014, we had cash and cash equivalents of $1,023,160 and $1,741,143 respectively. The December 31, 2014 balance includes cash of $59,204 included in assets held for sale on the balance sheet.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2015 and 2014, the carrying value of accounts payable and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. As of September 30, 2015, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Discontinued Operations

The Company follows the policy of segregating the assets and liabilities of subsidiaries or lines of business on its Balance Sheet from the assets liabilities of continuing subsidiaries or lines of businesses when it is decided to close or dispose of a subsidiary or line of business. The Company also, follows the policy of separately disclosing the assets and liabilities and the net operations of a subsidiary or line of business in its financial statements when it is decided to close or dispose of a subsidiary or line of business.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2015 and December 31, 2014, and expenses for the nine months ended September 30, 2015 and 2014. Actual results could differ from those estimates made by management.

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

Note 2. Discontinued Operation and Deconsolidation of Held Subsidiary

The Company follows the policy of segregating the assets and liabilities of subsidiaries or lines of business on its Balance Sheet from the assets liabilities of continuing subsidiaries or lines of businesses when it is decided to close or dispose of a subsidiary or line of business. The Company also, follows the policy of separately disclosing the assets and liabilities and the net operations of a subsidiary or line of business in its financial statements when it is decided to close or dispose of a subsidiary or line of business.

On August 28, 2015, the Company entered into a separation agreement with BreedIT Ltd., the Company's majority-owned subsidiary ("BreedIT Israel"), in which the company agreed that its Equity Interest shall be diluted from sixty-six and two-thirds (66 2/3%) percent to nineteen (19%) percent. Accordingly BreedIt Ltd. is no longer consolidated, a $51,035 loss was recorded on deconsolidation and the remaining 19% of investment was written off during deconsolidation.

As a result of entering into the Separation Agreement, the operations of BreedIt Ltd. have been classified as Discontinued Operations on the Statement of Operations. The components of Discontinued Operations summarized on the Statement of Operations arising from the decision to separate from BreedIt Ltd. are as follows:

	For the nine	For the nine
	months ended	months ended
	September 30, 2015	September 30, 2014

Revenues	$40,330	$-

Expenses
Research and development	-	-
General and administrative	(122,095)	(222,819)
Total operating expenses	(122,095)	(222,819)

Income (loss) from operations	(81,765)	(222,819)

Other income / (expense)	-	-
Financial income (expense)	-	-

Net loss	$(81,765)	$(222,819)

Assets:
Cash	-	59,204
Investment accounted for using equity method	-	10,339
Property and equipment, net	-	6,873
Other receivables	-	30,270
Total assets held for sale	$-	$106,686

Liabilities:
Accounts payable	-	84,475
Total liabilities related to assets held for sale	$-	$84,475

Note 3. Going Concern

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

Note 4. Property and Equipment

For the for the nine months ended September 30, 2015 total additions to property and equipment were $0, total accumulated depreciation is $947 and total depreciation expense for the nine months ended September 30, 2015 and 2014 was $0 and $1,614, respectively.

Following is a summary of property and equipment, as of September 30, 2015 and December 31, 2014.

	September 30, 2015	December 31, 2014
Computers	$947	$9,785
Accumulated depreciation	(947)	(2,912)
Property and Equipment, net	$0	$6,873

Note 5. Common Stock

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

On April 12, 2014 the Company issued 1,00,000 warrants, vesting over 12 quarters in equal amounts starting July 1, 2014 with term of 36 months from vesting date, exercisable at $0.35 per share to 1 entity in consideration for serving on the company's scientific advisory board. The warrants were valued using the Black-Scholes model with 273% volatility and 0.80% discount rate for a total of $391,335 of this amount $1,148 and $10,134, respectively, was expensed during the three and nine months ended September 30, 2015 with balance to be expensed over the remaining term.

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

On October 2, 2014, 850,000 the company granted a total stock options (the "Options") to 1 Company officer who is also minority owners. The Options, vest over 9 quarters and are exercisable at a price of $0.05 per Share. The options were valued using the Black-Scholes model with 281% volatility and 0.23% discount rate for a total value of $152,955 of this amount $12,245 and $36,734 was expensed during the three and nine months ended September 30, 2015, respectively, and $61,227 to be expenses over 5 additional quarters.

On January 25, 2015, the Company granted a total of 6,000,000 stock options (the "Options") to 3 Company officers who are also minority owners and 1 employee. The Options, vest over 2 quarters and are exercisable at a price of $0.10 per Share. The options were valued using the Black-Scholes model with 241% volatility and 1.33% discount rate for a total value of $429,679 of this amount $71,230 and $429,679 was expensed during the three and nine months ended September 30, 2015, respectively.

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

On August 10, 2015 five note holders converted $103,150 of debt and accrued interest to 8,251,963 shares at a conversion price of $0.0125 per share. The conversion price per share was amended from $0.02 to $0.0125 by the board of directors and a $60,182 loss was recorded related to the change in conversion price. Following the change in conversion price the conversion occurred within the terms of the amended agreement so no gain or loss was recorded on the conversion.

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

On March 1, 2012, the Company filed a Certificate of Amendment to its Certificate of Incorporation effecting a forward stock split of the Company's issued and outstanding shares of Common Stock at a ratio of ten-to-one (the "Forward Split").  The Certificate of Amendment provides that each outstanding share of the Company's Common Stock, par value $0.0001 per share, will be split and converted, automatically, without further action, into ten (10) shares of Common Stock of $0.00001 par value per share. The Forward Split has been reflected in the Company's financial statements for nine months ended September 30, 2015 and 2014.

Following is a table of warrant and options still outstanding and exercisable along with exercise price and range of remaining term.

Type	Quantity	Exercise Price	Term
Warrants Class B	16,100,260	$0.065	4-8 Months
Warrants Class C	1,395,000	$0.35	9-12 Months
Warrants Class I	666,667	$0.45	11 Months
ESOP options	11,900,000	$0.05	9-10 years
Total	30,061,927

Note 6. Revenue Recognition

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

As of September 30, 2015 and 2014, the Company recognized a total sum of $1,438 and $1,462, respectively, in revenues out of the total $119,000 license fees paid for both of the aforementioned agreements. The contract in the amount of $90,000 was canceled by the client; therefore we recognized the whole sum as revenues according to the terms of the agreement. The second contract grants the client licenses for a period of 5 years, accordingly $5,800 was recorded as revenues 2014 and $4,362 in 2015; the remaining sum of $4,290 was deferred on the Company's balance sheet as current liabilities, and is expected to be recognized over the remaining period of the agreements.

As of September 30, 2015 and 2014, no royalties have been paid by or recognized in connection with the aforementioned agreements.

One of the aforementioned Licensees is beneficially owned by an individual who holds 25,000 shares of the Company's common stock.

Note 7. Investments

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

As of September 30, 2015, the net loss for KanaboSeed Ltd is $18,156 of this BreedIt Ltd.'s portion of the loss is $9,078, since the investment was held by the deconsolidated sub that the company only has 19% ownership of, all BreedIt Ltd. assets and liabilities were written off due to the deconsolidation.

Note 8. Related Party Transactions

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

On January 23, 2014 to September 30, 2014 the Company sold to 1 non-US private accredited investor who is also an affiliated party 300,000 shares for total cash consideration of $30,000 at price of $10.00.

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

On October 2, 2014 850,000 the company granted a total stock options (the "Options") to 1 Company officer who is also minority owners. The Options, vest over 9 quarters and are exercisable at a price of $0.05 per Share. The options were valued using the Black-Scholes model with 281% volatility and 0.23% discount rate for a total value of $152,955 of this amount $12,245 and $24,490 was expensed during the three and nine months ended September 30, 2015, respectively, and $73,472 to be expenses over 6 additional quarters.

On January 25, 2015 the company granted a total of 6,000,000 stock options (the "Options") to 3 Company officers who are also minority owners and 1 employee. The Options, vest over 2 quarters and are exercisable at a price of $0.10 per Share. The options were valued using the Black-Scholes model with 241% volatility and 1.33% discount rate for a total value of $429,679 with $429,629 expensed during the nine months ended September 30, 2015.

During the nine months ended September 30, 2015 BreedIt Ltd, the company's subsidiary, received $13,020 for use of its software from KanaboSeed Ltd, a related company. Accordingly $13,020 were included as donated capital, BreedIT Ltd holds 50% of KanaboSeed Ltd.

Note 9. Convertible and Non - Convertible Notes Payable

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

During the nine months ended September 30, 2015 and September 30, 2014, the Company recorded amortization expenses related to the beneficial conversion feature of $0 and $97,233 respectively.

For the three and nine months ended September 30, 2015, the Company recorded interest expense related in the amount of $53 and $7,970, respectively, as compared to $5,953 and $18,748 for the three and nine months ended and September 30, 2014, respectively.

The remaining debt discount as of September 30, 2015 and December 31, 2014 is $0 and $0, respectively.

Note 10. Subsequent Events

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATION. Back to Table of Contents

FORWARD-LOOKING STATEMENTS

CeCertain statements that the Company may make from time to time, including all statements contained in this report that are not statements of historical fact, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and the safe harbor provisions set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by words such as “plans,” “expects,” “believes,” “anticipates,” “estimates,” “projects,” “will,” “should,” and other words of similar meaning used in conjunction with, among other things, discussions of future operations, financial performance, product development and new product launches, market position and expenditures. The Company assumes no obligation to update any forward-looking statements. Additional information concerning factors which could cause differences between forward-looking statements and future actual results is discussed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K, as filed with the SEC.

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

Results of Operations during the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014

During the three and nine months ended September 30, 2015, we generated revenues of $1,438 and $4,362 compared to $1,462 and $4,362 for the three and nine months ended September 30, 2014 respectively.

Our research and development expenses decreased to $0 during the three ended September 30, 2015 compared to $29,256 during the same period in the prior year and increased to $135,484 during the nine months ended September 30, 2015 compared to $71,032 during the same period in the prior year. The significant increase during the nine months ended September 30, 2015 was due to research and development expenses in BreedIT Ltd. subsidiary and the significant decrease during the three months ended September 30, 2015 was due to the deconsolidation.

Our general and administrative expenses during the three and nine months ended September 30, 2015 were $19,310 and $773,639 as compared to $182,834 and $3,554,342 during the same period in the prior year. The significant decrease was due to decreased non-cash compensation to non-related and related parties and due to the deconsolidation the BreedIT Ltd. subsidiary.

We incurred a net loss of $205,126 and $1,238,953 attributable to BreedIT Corp during the three and nine months ended September 30, 2015 compared to a net loss of $426,752 and $4,028,497 in same period in the prior year.

Purchase or Sale of Equipment

Other than the purchase of servers, work stations and relevant literature, we do not expect to purchase or sell any plant or significant equipment.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2015 reflects current assets of $1,023,160 consisting of cash and cash equivalents of $1,023,160. As of December 31, 2014, we had current assets of $1,788,625 consisting of cash and cash equivalents of $1,681,939 and $106,868 in assets held for sale.

As of September 30, 2015, we had total current liabilities of $13,290 consisting of $9,000 in accounts payable and $4,290 in deferred revenues.

As of December 31, 2014, we had total current liabilities of $389,536 consisting of $39,351 in accounts payable and accrued liabilities, $18,000 due to related parties, $40,910 accrued interest payable and $5,800 in deferred revenues and $201,000 in convertible notes payable, net of discount and $84,475 of liabilities related to assets held for sale.

As of September 30, 2015 and December 31, 2014 we had, respectively, $0 and $2,852 in long-term deferred revenues.

We had positive working capital of $1,009,870 as of September 30, 2015 compared to positive working capital $1,399,089 at December 31, 2014. Such working capital has been sufficient to sustain our operations to date. Our total liabilities as of September 30, 2015 were $13,290 compared to $392,388 at December 31, 2014.

During the nine months ended September 30, 2015, we used $732,581 in our operating activities. This resulted from a net loss of $1,238,953, decrease increase in accounts payable of $225,761, decrease increase in related party payables of $18,000 and decrease in deferred revenues of $4,290 offset by investment accounted for using equity method of $9,078, loss on debt extinguishment of $60,182, loss on deconsolidation of $51,035, options granted of $466,413, warrants granted of $11,156, shares for services of $114,600, decrease in accounts receivable of $30,270, decrease in other current assets of $4,563 and decrease in accrued expenses of $7,126.

During the nine months ended September 30, 2015, we used $33,493 from decrease in cash paid for deconsolidation.

During the nine months ended September 30, 2015 we financed our negative cash flow from operations through the proceeds from exercise of warrants in the amount of $110,000 and from donated capital in the amount of $13,020.

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

During the nine months ended September 30, 2014, we used $7,564 from investing activities which resulted from purchase of property and equipment.

During the nine months ended September 30, 2014 we financed our negative cash flow from operations through the proceeds from exercise of warrants in the amount of $234,400 and from sale of common stock in the amount of $2,040,900.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

None.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of September 30, 2015, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

ITEM 1A. RISK FACTORS  Back to Table of Contents

InIn addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1. Description of Business, subheading "Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEED Back to Table of Contents

On January 25, 2015 the company granted a total of 6,000,000 stock options (the "Options") to 3 Company officers who are also minority owners and 1 employee. The Options, vest over 2 quarters and are exercisable at a price of $0.10 per Share. The options were valued using the Black-Scholes model with 241% volatility and 1.33% discount rate for a total value of $429,679 of this amount $71,230 and $429,679 was expensed during the three and nine months ended September 30, 2015.

On February 24, 2015 and March 31, 2015, the Company issued 1,900,000 restricted shares of common stock in consideration for investor relations (IR) services provided to the Company. The shares were valued at $114,600 based on the closing price of the Company's common stock on the date of grant.

On March 15, 2015 two note holders converted $145,885 of debt and accrued interest to 2,917,698 shares at a conversion price of $0.05 per share. The conversion occurred within the terms of the convertible note agreements with no gain or loss recorded.

On April 27, 2015 one share and warrant holders exercised warrants for cash consideration of $110,000, in return 2,000,000 shares were issued.

On August 10, 2015 five note holders converted $103,150 of debt and accrued interest to 8,251,963 shares at a conversion price of $0.0125 per share. The conversion occurred within the terms of the convertible note agreements with $60,182 loss recorded on debt extinguishment relating to these note conversion.

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

Exhibit No.	Description
3.1	Articles of Incorporation (Incorporated by reference from our Registration Statement on Form S-1 filed on October 19, 2010).
3.1.1	Certificate of Amendment of Certificate of Incorporation (Incorporated by reference from our Periodic Report on Form 8-K filed on March 1, 2012).
3.2	Bylaws (Incorporated by reference from our Registration Statement on Form S-1 filed on October 19, 2010).
4.1	Specimen ordinary share certificate (Incorporated by reference from our Registration Statement on Form S-1 filed on October 19, 2010).
10.6	Preliminary Agreement between the Registrant, BreedIT and Oded Sagee dated August 15, 2013, filed with the Registrant's Form 8-K on August 19, 2013.
10.7	Share Purchase Agreement between the Registrant, BreedIT and Oded Sagee dated October 20, 2013, filed with the Registrant's Form 8-K on October 21, 2013.
31.1	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Itschak Shrem, filed herewith.
31.2	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Oded Gilboa, filed herewith.
32.1	Section 906 of the Sarbanes-Oxley Act of 2002 of Itchak Shrem, filed herewith
32.2	Section 906 of the Sarbanes-Oxley Act of 2002 of Oded Gilboa, filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

BREEDIT CORP.

By: /s/ Itschak Shrem
Itschak Shrem
Chief Executive Officer and Director
(Principal Executive Officer)
Date: November 17, 2015

By: /s/ Oded Gilboa
Oded Gilboa
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: November 17, 2015

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Itschak Shrem
Itschak Shrem
Chief Executive Officer and Chairman
(Principal Executive Officer)
Date: November 17, 2015

By: /s/ Oded Gilboa
Oded Gilboa
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: November 17, 2015

By: /s/ Itschak Shrem, Chairman
Itschak Shrem
Date: November 17, 2015