Form 10-K
period 2015-12-31
BREEDIT CORP.
filed 2016-04-04
CIK 1498067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K
_________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

On June 30, 2015, the aggregate market value of the 82,142,210 common stock held by non-affiliates of the registrant was approximately $2,464,266 based on the closing price of $0.03 per share of the Registrants common stock on June 30, 2015.
On April 4, 2016, the Registrant had 144,419,173 shares of common stock outstanding.

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

Recent Corporate Developments

In our report on Form 8-K filed August 19, 2013, we disclosed that we had entered into a preliminary agreement (the "Preliminary Agreement") with BreedIT Israel and its founder, Dr. Oded Sagee, pursuant to which we agreed to acquire 66.67% of BreedIT Israel's capital stock. Subsequently, we were issued 200 shares of BreedIT Israel's capital stock ("Ordinary Shares") which represent 66.67% of BreedIT's outstanding Ordinary Shares with the founder, Dr. Oded Sagee owning the remaining 100 Ordinary Shares, representing 33.33% of the outstanding Ordinary Shares.

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

On November 22, 2015 BreedIt entered into preliminary merger agreement with Novomic Ltd. an Israeli company. On February 8, 2016, BreedIt entered in a definitive material agreement for the merger which is expected to close during Q2 2016.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS Back to Table of Contents

None.

ITEM 2. PROPERTIES Back to Table of Contents

Our corporate office is at 40 Wall Street, 28th Floor New York, NY 10005. The space is sufficient until we actively commence our new business. At such time, we believe that adequate facilities will be available at terms satisfactory to the Company.

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

ITEM 4. MINE SAFETY DISCLOSURES Back to Table of Contents

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTER Back to Table of Contents

Market Information

Our Common Shares are traded on the over-the-counter market and quoted on the OTCQB under the symbol BRDT. The high and the low bid prices for our shares of common stock are based on inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. The table below sets forth the range of high and low bid information for our shares of common shares as quoted on the OTCQB for each of the quarters during the fiscal year ended December 31, 2015, 2014 and 2013. This information has been adjusted to reflect the 10-for-1 forward stock split that was effective March 2, 2012.

	Fiscal 2015		Fiscal 2014		Fiscal 2013
	High	Low	High	Low	High	Low
First Quarter ended March 31	$0.09	$0.06	$0.88	$0.11	$0.10	$0.03
Second Quarter ended June 30	$0.07	$0.03	$0.68	$0.31	$0.06	$0.01
Third Quarter ended September 30	$0.04	$0.02	$0.41	$0.18	$0.06	$0.01
Fourth Quarter ended December 31	$0.03	$0.01	$0.18	$0.07	$0.19	$0.04

Holders of our Common Shares

As of April 4, 2016, there were 44 registered stockholders holding 144,419,173 common shares.

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

Securities Authorized for Issuance under Equity Compensation Plans

As of year-end, the employees stock option plan was suspended due to the separation agreement from BreedIt Ltd.

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

On January 25, 2015 the company granted a total of 6,000,000 stock options (the "Options") to 3 Company officers who are also minority owners and 1 employee. The Options, vest over 2 quarters and are exercisable at a price of $0.10 per Share. The options were valued using the Black-Scholes model with 241% volatility and 1.33% discount rate for a total value of $429,679. $149,354 of this amount was expensed in Q1 2015, $209,094 in Q2 2015 and $71,230 in Q3 2015.

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

From November 25, 2015 through December 2, 2015, the Company sold to 11 non-US private accredited investors, a total of 26,500,000 units for cash consideration of $265,000 at a price of $0.01 (the "Units"), each unit comprised of one share of common stock.

Between November 10, 2015 and December 1, 2015 the Company issued 10,800,000 restricted shares of common stock in consideration for services provided to the Company. The shares were valued at $157,320 based on the closing price of the Company's common stock on the date of grant.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchases

During the fourth quarter of the fiscal year ended December 31, 2015, neither we nor any "affiliated purchaser," as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

During the years ended December 31, 2015 and 2014, the Company issued the following restricted securities to "affiliated purchasers":

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

On October 2, 2014, 850,000 stock options (the "Options") were granted to 1 Company officer who is also a minority owner. The Options, vest over 9 quarters and are exercisable at a price of $0.05 per Share. The options were valued using the Black-Scholes model with 281% volatility and 0.23% discount rate for a total value of $152,955 with $52,185 expensed during Q4 2014 and $12,596 to be expenses over 8 additional quarters.

On December 1, 2015, the Company granted a total of 3,600,000 shares to Yaad Management and Consulting Ltd., a company controlled by Mr. Itschak Shrem an officer and minority owner valued at $54,720.

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

On November 22, 2015 BreedIt entered into preliminary merger agreement with Novomic Ltd. And Israeli company. On February 8, 2016 BreedIt entered in a definitive material agreement for the merger which is expected to close during Q2 2016.

Results of Operations during the year ended December 31, 2015 as compared to the year ended December 31, 2014

During 2015 we generated revenues of $5,848 compared to revenues of $5,824 during 2014. Our research and development expenses decreased to $0 during 2015 compared to $207,246 during the same period in the prior year. The decrease was due to separation from our former subsidiary BreedIt Ltd. Our general and administrative expenses during 2015 were $1,106,194 as compared to $4,139,929 during 2014. The significant decrease was due to separation from our former held subsidiary BreedIt Ltd and decreased non-cash compensation. We incurred a net loss of $1,179,097 attributable to BreedIT Corp during 2015 before discontinued operations and $1,533,589 including discontinued operations, compared to a net loss of $4,365,589 in 2014.

Purchase or Sale of Equipment

Other than the purchase of servers, work stations and relevant literature, we do not expect to purchase or sell any plant or significant equipment.

Liquidity and Capital Resources

Our balance sheet as of December 31, 2015 reflects assets of $1,059,381 consisting of cash and cash equivalents of $356,037 certificates of deposit of $640,418 and prepaid assets of 62,926. As of December 31, 2014 reflects assets of $1,788,625 consisting of cash and cash equivalents of $1,041,960, certificates of deposit of $639,979, and assets held for sale of $106,686.

As of December 31, 2015, we had total current liabilities of $2,804 consisting of deferred revenues.

As of December 31, 2014, we had total current liabilities of $389,536 consisting of $2,461 in accounts payable and accrued liabilities, $40,910 accrued interest payable, $18,000 due to related parties, $5,800 in deferred revenues, $201,000 in convertible notes payable, net of discount, and $121,365 in liabilities, related to assets held for sale. As of December 31, 2014, we had $2,852 in long-term deferred revenues.

We had positive working capital of $1,056,577 as of December 31, 2015 compared to positive working capital of $1,396,237 at December 31, 2014. Such working capital has been sufficient to sustain our operations to date. Our total liabilities as of December 31, 2015 were $2,804 compared to $392,388 at December 31, 2014.

During 2015, we used $1,029,288 in our operating activities. This resulted from a net loss of $1,533,589, a gain of $6,780 on deconsolidation of our former subsidiary, increase to other assets of $439, increase in prepaid expenses of $62,926, decrease in accounts payable of $272,166, decrease in related parties payables of $18,000 and decrease in deferred revenues of $5,752 offset principally by $763,314 related to non-cash compensation, $9,472 loss of JV, $60,182 loss on debt extinguishment, $30,207 decrease in accounts receivable and $7,126 increase in accrued liabilities.

During 2014, we used $1,806,298 in our operating activities. This resulted from a net loss of $4,565,330, increase to other assets of $639,936, increase in accounts receivable of $30,270, decrease in deferred revenues of $5,824 and offset principally by $3,195,525 related to non-cash compensation, $128,192 amortization expenses related to debt discount, $89,597 increase in accounts payable and accrued liabilities, $3,736 loss on JV, depreciation expense $2,317 and $15,695 increase related parties payable.

During the year ended December 31, 2015, we used $33,493 from decrease in cash from deconsolidation.

During the year ended December 31, 2015, we financed our negative cash flow from sale of common stock in the amount of $265,000, proceeds from exercise of warrants in the amount of $110,000 and $13,020 from donated capital from a related party.

During the year ended December 31, 2014, we used $23,097 from investing activities which resulted from $14,075 cash paid for investment and $9,022 purchases of equipment.

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

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the years ended December 31, 2015 and 2014, and are included elsewhere in this annual report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK Back to Table of Contents

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA Back to Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
BreedIt Corp.
Tel Aviv, Israel

We have audited the accompanying balance sheets of BreedIt Corp. as of December 31, 2015 and 2014 and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BreedIt Corp. as of December 31, 2015 and 2014 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
April 4, 2016

BREEDIT CORP.
(Formerly Progaming Platforms Corp.)
Balance Sheets
As of December 31, 2015 and 2014

	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$356,037	$1,041,960
Certificate of deposit	640,418	639,979
Prepaid assets	62,926	-
Assets held for sale	-	106,686
Total assets	$1,059,381	$1,788,625

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$-	$2,461
Deferred revenues	2,804	5,800
Related parties payable	-	18,000
Accrued interest payable	-	40,910
Convertible notes payable, net of discount	-	201,000
Liabilities, related to assets held for sale	-	121,365
Total current liabilities	2,804	389,536

Long-term deferred revenues	-	2,852

Total liabilities	2,804	392,388

Stockholders' equity (deficit)
Common stock, par value $0.0001 per share, 500,000,000 shares authorized:
144,419,173 and 92,049,512 shares issued and outstanding at December 31, 2015 and 2014, respectively	1,446	921
Stock payable	169,647	169,647
Stock subscription receivable	(300)	(300)
Accumulated other comprehensive loss	-	(4,279)
Non-controlling interest	-	(154,187)
Additional paid-in capital	8,681,637	7,646,699
Accumulated deficit	(7,795,853)	(6,262,264)
Total stockholders' equity (deficit)	1,056,577	1,396,237
Total liabilities and stockholders' equity (deficit)	$1,059,381	$1,788,625

The accompanying notes are an integral part of these financial statements.

BREEDIT CORP.
(Formerly Progaming Platforms Corp.)
Statements of Operations
For the Years December 31, 2015 and 2014

	For the year ended	For the year ended
	December 31, 2015	December 31, 2014

Revenues	$5,848	$5,824

Expenses
Research and development	-	(207,246)
General and administrative	(1,106,194)	(4,139,929)
Total operating expenses	(1,106,194)	(4,331,175)

(Loss) from operations	(1,100,346)	(4,325,351)

Interest expense	(7,970)	(153,537)
Loss on extinguishment of debt	(60,182)	-
Gain on deconsolidation	6,780	-
Other income (expense)	(17,379)	(86,442)
Foreign currency translation gain/(loss)	(78,751)	(239,979)

Provision for income taxes	-	-

Net loss from continuing operations	$(1,179,097)	$(4,565,330)

Less: loss attributable to non-controlling interest	-	199,741

Net loss attributable to BreedIT Corp. continuing operations	$(1,179,097)	$(4,365,589)

Net loss from discontinued operations	(354,492)	-

Net loss	$(1,533,589)	$(4,365,589)

Net loss per common share - basic and diluted - continuing operations	$(0.01)	$(0.05)

Net loss per common share - basic and diluted - discontinued operations	$(0.00)	$0.00

Net loss per common share - basic and diluted	$(0.01)	$(0.04)

Weighted average number of common shares outstanding - basic	105,073,765	87,665,395

The accompanying notes are an integral part of these financial statements.

BREEDIT CORP.
(Formerly Progaming Platforms Corp.)
Statements of Comprehensive Income (Loss)
For the Years December 31, 2015 and 2014

	For the year ended	For the year ended
	December 31, 2015	December 31, 2014
Net loss from continuing operations	(1,179,097)	(4,565,330)
Change in unrealized foreign currency translation gain (loss)	(70,366)	(5,908)
Total comprehensive loss continuing operations	(1,249,463)	(4,571,238)
Less: comprehensive loss attributable to non-controlling interest	-	199,741
Comprehensive loss attributable to BreedIT Corp. continuing operations	$(1,249,463)	$(4,371,497)

The accompanying notes are an integral part of these financial statements.

BREEDIT CORP.
(Formerly Progaming Platforms Corp.)
Statement of Changes in Stockholders' Equity
For the Years December 31, 2015 and 2014

			Additional	Stock	Stock				Total
	Common		Paid-in	Subscription	Subscription	Accumulated			Stockholders'
	Shares	Amount	Capital	Payable	Receivable	Deficit	OCI	NCI	Equity
Balance as of December 31, 2013	72,255,917	723	$2,015,172	$321,447	(300)	$(1,896,675)	(340)	47,523	$487,550
Shares issued for cash	11,613,333	116	2,040,784	-	-	-	-	-	2,040,900
Debt converted payable converted to shares	200,000	2	3,998	-	-	-	-	-	4,000
Options issued to employees	-	-	2,646,394	-	-	-	-	-	2,646,394
Warrants issued for services	-	-	43,091	-	-	-	-	-	43,091
Warrants exercised	4,644,262	46	239,454	-	-	-	-	-	239,500
Shares issued for services	1,136,000	12	506,028	-	-	-	-	-	506,040
Debt discount	-	-	-	-	-	-	-	-	-
Acquisition of BreedIT subsidiary 66.67%	2,200,000	22	151,778	(151,800)	-	-	-	-	-
Foreign currency adjustment	-	-	-	-	-	-	(3,939)	(1,969)	(5,908)
Net loss for the year	-	-	-	-	-	(4,365,589)	-	(199,741)	(4,565,330)
Balance as of December 31, 2014	92,049,512	921	7,646,699	169,647	(300)	(6,262,264)	(4,279)	(154,187)	1,396,237
Loss on debt extinguishment	-	-	60,182	-	-	-	-	-	60,182
BreedIT Ltd. deconsolidation	-	-	(425,089)	-	-	-	51,190	354,888	(19,011)
Shares issued for cash	26,500,000	265	264,735	-	-	-	-	-	265,000
Debt converted into shares	11,169,661	112	248,924	-	-	-	-	-	249,036
Options issued to employees	-	-	478,658	-	-	-	-	-	478,658
Warrants issued for services	-	-	12,735	-	-	-	-	-	12,735
Warrants exercised for cash	2,000,000	20	109,980	-	-	-	-	-	110,000
Shares issued for services	12,700,000	128	271,793	-	-	-	-	-	271,921
Donated capital	-	-	13,020	-	-	-	-	-	13,020
Foreign currency adjustment	-	-	-	-	-	-	(46,911)	(200,701)	(247,612)
Net loss for the year	-	-	-	-	-	(1,533,589)	-	-	(1,533,589)
Balance as of December 31, 2015	144,419,173	1,446	$8,681,637	$169,647	(300)	$(7,795,853)	-	-	$1,056,577

The accompanying notes are an integral part of these financial statements.

BREEDIT CORP.
(Formerly Progaming Platforms Corp.)
Statements of Cash Flows
For the Years Ended December 31, 2015 and 2014

	For the Year Ended	For the Year Ended
	December 31, 2015	December 31, 2014
Operating Activities:
Net loss	$(1,533,589)	$(4,565,330)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Amortization of debt discount	-	128,192
Loss on JV	9,472	3,736
Loss on debt extinguishment	60,182	-
Gain on deconsolidation	(6,780)	-
Options issued for services	478,658	2,646,394
Warrants issued for services	12,735	43,091
Shares issued for services	271,921	506,040
Depreciation expense	-	2,317
Changes in net assets and liabilities:
Decrease (increase) in accounts receivable	30,270	(30,270)
Decrease (increase) in other current assets	(439)	(639,936)
Decrease (increase) in prepaid expenses	(62,926)	-
(Decrease) increase in accounts payable	(272,166)	64,252
(Decrease) increase in related parties payable	(18,000)	15,695
(Decrease) increase in accrued expenses	7,126	25,345
(Decrease) increase in deferred revenue	(5,752)	(5,824)
Net cash used in operating activities	(1,029,288)	(1,806,298)

Investing activities:
Cash paid for investment	-	(9,022)
Purchases of property and equipment	-	(14,075)
Decrease in cash from deconsolidation	(33,493)	-
Net cash used in investing activities	(33,493)	(23,097)

Financing activities:
Proceeds from exercise of warrants	110,000	239,500
Proceeds from sale of stock	265,000	2,040,900
Donated capital - related party	13,020	-
Net cash provided by financing activities	388,020	2,280,400
Foreign currency adjustment	(70,366)	(5,908)

Net increase (decrease) in cash	(745,127)	445,097
Cash and cash equivalents - beginning of period	1,101,164	656,067
Cash and cash equivalents - end of period	$356,037	$1,101,164

Non cash transactions:
Conversion of convertible note payable and accrued interest to common stock	$249,036	$4,000
Shares issued from stock payable	$-	$151,800

Additional information:
Cash paid for interest expenses	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

BREEDIT CORP.
(formerly Progaming Platforms Corp.)
Notes to Financial Statements
December 31, 2015

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

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents. As of December 31, 2015 and 2014, we had cash and cash equivalents of $356,037 and $1,041,960, respectively.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2015 and 2014, the carrying value of accounts payable and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets. The annual depreciation rates are as follows:

Computers and electronic equipment 33%

For the year ended December 31, 2015 and 2014 total additions to property and equipment were $0 and $8,838, total accumulated depreciation is $0 and $2,912 and total depreciation expense is $0 and $2,317, respectively.

Following is a summary of Property and Equipment, net for the years ended December 31, 2015 and 2014.

	December 31, 2015	December 31, 2014
Computers	$0	$9,785
Accumulated depreciation	0	(2,912)
Property and Equipment, net	$0	$6,873

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. As of December 31, 2015 and 2014, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2015 and 2014, and expenses for the year ended December 31, 2015, and the periods from inception to December 31, 2015. Actual results could differ from those estimates made by management.

Impact of Recently Issued Accounting Standards

In September, 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805) ("ASU 2015-16"). Topic 805 requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination, during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in the Update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning December 15, 2015. The adoption of ASU 2015-016 is not expected to have a material effect on the Company's consolidated financial statements.

In August, 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date ("ASU 2015-14"). The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods with that reporting period.

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30) ("ASU 2015-03"), which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. It is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. The Company is currently in the process of evaluating the impact of adoption of ASU 2015-03 on its balance sheets.

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

On August 28, 2015, the Company entered into a separation agreement with BreedIT Ltd., the Company's majority-owned subsidiary ("BreedIT Israel"), in which the company agreed that its Equity Interest shall be diluted from sixty-six and two-thirds (66 2/3%) percent to nineteen (19%) percent. Accordingly BreedIt Ltd. is no longer consolidated, a $6,780 gain was recorded on deconsolidation and the remaining 19% of investment written off during deconsolidation.

As a result of entering into the Separation Agreement, the operations of BreedIt Ltd. have been classified as Discontinued Operations on the Statement of Operations. The components of Discontinued Operations summarized on the Statement of Operations arising from the decision to separate from BreedIt Ltd. are as follows:

	For the year ended	For the year ended
	December 31, 2015	December 31, 2014

Revenues	$27,929	$-

Expenses
Research and development	(90,860)	(69,082)
General and administrative	(293,912)	(131,904)
Total operating expenses	(384,772)	(200,986)

(Loss) from operations	(356,843)	(200,986)

Other income (expense)	2,351	1,245

Provision for income taxes	-	-

Net loss	$(354,492)	$(199,741)

Assets:
Cash	$-	$59,204
Investment accounted for using equity method	-	10,339
Property and equipment, net	-	6,873
Other receivables	-	30,270
Total assets held for sale	$-	$106,686

Liabilities:
Accounts payable	-	36,890
Accrued expenses	-	84,475
Other current liabilities	-	-
Total liabilities related to assets held for sale	$-	$121,365

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

On January 25, 2015 the company granted a total of 6,000,000 stock options (the "Options") to 3 Company officers who are also minority owners and 1 employee. The Options, vest over 2 quarters and are exercisable at a price of $0.10 per Share. The options were valued using the Black-Scholes model with 241% volatility and 1.33% discount rate for a total value of $429,679. $149,354 of this amount was expensed in Q1 2015, $209,094 in Q2 2015 and $71,230 in Q3 2015.

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

From November 25, 2015 through December 2, 2015, the Company sold to 11 non-US private accredited investors, a total of 26,500,000 units for cash consideration of $265,000 at a price of $0.01 (the "Units"), each unit comprised of one share of common stock.

Between November 10, 2015 and December 1, 2015 the Company issued 10,800,000 restricted shares of common stock in consideration for services provided to the Company. The shares were valued at $157,320 based on the closing price of the Company's common stock on the date of grant.

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

On March 1, 2012, the Company filed a Certificate of Amendment to its Certificate of Incorporation effecting a forward stock split of the Company's issued and outstanding shares of Common Stock at a ratio of ten-to-one (the "Forward Split").  The Certificate of Amendment provides that each outstanding share of the Company's Common Stock, par value $0.0001 per share, will be split and converted, automatically, without further action, into ten (10) shares of Common Stock of $0.00001 par value per share. The Forward Split has been reflected in the Company's financial statements for year ended December 31, 2015 and 2014.

Following is a table of warrant and options still outstanding and exercisable along with exercise price and range of remaining term.

Type	Quantity	Exercise Price	Term
Warrants Class B	2,200,000	$0.065	1-3 Months
Warrants Class C	1,395,000	$0.35	1-3 Months
Warrants Class I	666,667	$0.45	1-12 Months
Total	4,261,667

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

As of December 31, 2015 and 2014, the Company recognized a total sum of $5,848 and $5,824, respectively, in revenues out of the total $119,000 license fees paid for both of the aforementioned agreements. The contract in the amount of $90,000 was canceled by the client; therefore we recognized the whole sum as revenues according to the terms of the agreement. The second contract grants the client licenses for a period of 5 years, accordingly $5,848 was recorded as revenues 2015 and $5,824 in 2014; the remaining sum of $2,804 was deferred on the Company's balance sheet as current and is expected to be recognized over the remaining period of the agreements.

As of December 31, 2015 and 2014, no royalties have been paid by or recognized in connection with the aforementioned agreements.

One of the aforementioned Licensees is beneficially owned by an individual who holds 25,000 shares of the Company's common stock.

Note 6. Income Taxes

The provision (benefit) for income taxes for the year ended December 31, 2015 and 2014, was as follows (assuming a 35% effective tax rate):

	2015	2014
Current tax provision:
Federal
Taxable income	$-	$-
Total current tax provision	$-	$-

Deferred tax provision
Federal
Loss carryforwards	$903,842	$655,137
Change in valuation allowance	(903,842)	(655,137)
	$-	$-

The Company had deferred income tax assets as of December 31, 2015 and 2014, as follows:

	2015	2014
Loss carryforwards	$903,842	$655,137
Less- Valuation allowance	(903,842)	(655,137)
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the year ended December 31, 2015 and 2014, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2015 and 2014, the Company had approximately $2,582,407 and $1,871,820 respectively, in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2030.

The Company did not identify any material uncertain tax positions that will be filed. The Company did not recognize any interest or penalties for unrecognized tax benefits during the year ended December 31, 2015 and 2014.

The Company will file income tax returns in the United States. All tax years are closed by expiration of the statute of limitations. The year ended December 31, 2015 and 2014.

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

On January 25, 2015 the company granted a total of 6,000,000 stock options (the "Options") to 3 Company officers who are also minority owners and 1 employee. The Options, vest over 2 quarters and are exercisable at a price of $0.10 per Share. The options were valued using the Black-Scholes model with 241% volatility and 1.33% discount rate for a total value of $429,679 with $429,629 expensed during the twelve months ended December 31, 2015.

On November 30, 2015 the Company issued 3,600,000 restricted shares of common stock in consideration for services provided to the Company to a related party. The shares were valued at $60,000 based on the closing price of the Company's common stock on the date of grant.

Note 8. Convertible and Non-Convertible Notes Payable

During the year ended December 31, 2015 two note holders converted $145,886 of debt and accrued interest to 2,917,698 shares at a conversion price of $0.05 per share. The conversion occurred within the terms of the convertible note agreements with no gain or loss recorded. In addition five note holders converted $103,150 of debt and accrued interest to 8,251,963 shares at a conversion price of $0.0125 per share. The conversion price per share was amended from $0.02 to $0.0125 by the board of directors and a $60,182 loss was recorded related to the change in conversion price. Following the change in conversion price the conversion occurred within the terms of the amended agreement so no gain or loss was recorded on the conversion.

During the year ended December 31, 2014, a convertible note of $3,200 along with $800 of accrued interest was converted to 200,000 shares of common stock at $0.02 per share. The conversion occurred within the terms of the convertible note agreement with no gain or loss recorded on the conversion.

The Company recorded amortization expenses related to the beneficial conversion features of $0 and $128,192 during the years ended December 31, 2015 and December 31, 2014 respectively. Remaining debt discount as of December 31, 2015 and 2014 is $0 and $0, respectively.

The Company recorded interest expense in the amount of $7,970 and $25,345 during the years ended December 31, 2015 and December 31, 2014, respectively.

Note 9. Subsequent Events

As defined in FASB ASC 855-10, "Subsequent Events", subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued.

During Q1 2016, the Company signed a merger agreement with Novomic Ltd., the merger is expected to close during Q2 2016.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Back to Table of Contents

None.

ITEM 9 A. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of Disclosure Controls and Procedures

As of December 31, 2015, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the fiscal year 2015.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that our internal control over financial reporting had material weaknesses including lack of sufficient internal accounting personnel in order to ensure complete documentation of complex transactions and adequate financial reporting during the year ended December 31, 2015. Management has identified corrective actions for the weakness and has begun implementation during the second quarter of 2016.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each.

Name	Age	Title
Itschak Shrem	68	CEO and Chairmanr
Oded Gilboa	42	CFO
Erez Zino	43	Director

Itschak Shrem, 68, CEO and Chairman. Mr. Shrem, is an entrepreneur with over twenty-five years of professional business experience in the fields of investment banking, venture capital, finance, insurance and technology, among others, involving both public and private entities.

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

Oded Gilboa, 42, was appointed to be the Company's CFO on December 4, 2013. He is a licensed CPA in the United States and Israel. Prior to his appointment as CFO, Mr. Gilboa served as the Registrant's finance and accounting consultant. Mr. Gilboa has over 16 years of experience in finance and public accounting, having served as a senior finance executive in the technology and biotech industries with responsibilities in corporate finance, accounting, strategic planning and operational and financial management. From 2010 through 2012, Mr. Gilboa served as the Revenue Accounting and Finance Manager of Mylan Specialty, a subsidiary of Mylan Inc. (NASDAQ: MYL), a global company focused on the development, manufacturing and marketing of prescription drug products. From 2007 through 2009, Mr. Gilboa was the Executive director of Finance and US Controller of Taro Pharmaceuticals (NASDAQ:TAROF), a global pharmaceutical company. From 1998 through 2007 Mr. Gilboa held various financial positions with IDT Corporation (NYSE:IDT), a world-wide provider of telecommunications and media services, where in his most recent role he served as director of Finance. Mr. Gilboa Mr. Gilboa began his career in public accounting, auditing both public and private companies and holds a B.A in Economics and Accounting from Tel-Aviv University and an M.B.A. from Recanati Business School at Tel-Aviv University.

Erez Zino, 43, a founder the principal stockholder of the Company, became our CEO in May 2012 and became our acting CFO in January 2013. In connection with our acquisition of 66.67% of BreedIT Israel, Mr. Zino resigned as an executive officer of the Company but continues to serve as a director. During the past five years, Mr. Zino has been the owner and managing director of Ozicom Communication Ltd., a private company that provides internet marketing support. Mr. Zino is a trained computer programmer and specializes in internet marketing.

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

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers. However, we intend to adopt such a code in or about the second quarter of 2016.

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

ITEM 11. EXECUTIVE COMPENSATION Back to Table of Contents

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer and other executive officers with annual compensation exceeding $100,000 during the fiscal years ending December 31, 2015, 2014 and 2013.

Summary Compensation Table
					Long Term
		Annual Compensation			Compensation Awards

				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

Itscha Shrem, CEO and Chairman (1)	2015	36,000	---	---	52,440	---	52,440
	2014	36,000	---	---	---	---	---
Oded Gilboa, CFO (2)	2015	77,000	---	---	---	---	---
	2014	48,000	---	---	---	---	---
Erez Zino, Director, former CEO, CFO (3)	2015	---	---	---	---	---	---
	2014	---	---	---	---	---	---
Yoel Yogev, former CEO and Director (4)	2015	41,500	---	---	---	---	---
	2014	46,000	---	---	---	---	---

(1) Mr. Shrem was appointed as chairman of the board on December 31, 2013 and was appointed as the company's CEO on November 10, 2015.
(2) Mr. Gilboa was appointed to be CFO of the Company on December 4, 2013.
(3) Mr. Zino became our CEO in July 2012 and acting CFO in January 2013. He resigned as CFO on December 4, 2013 and as CEO on January 7, 2014 and remains a director.
(4) Mr. Yogev was appointed to the board on January 7, 2014 and has served as the Company's CEO on from January 14, 2014 to November 10, 2015 at which time he resigned from CEO and from the board of directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS Back to Table of Contents

The following table sets forth information regarding the beneficial ownership of our common stock as of April 4, 2016. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock Owned (1)
Itschak Shrem, CEO and Chairman	5,600,000	3.88%
21 Ha'Arba'h Street
Tel Aviv, Israel
Oded Gilboa, CFO	500,000	0.35%
23/14 Rabbi Akiva Street
Raanana, Israel
Erez Zino, Director	9,625,000	6.66%
40 Meri Ya'Ari Street
Tel Aviv, Israel
Doran Uziel, affiliate	7,500,000	5.19%
9 Hazehevit Street
Rishon Lezion, Israel
Directors and Officers (3 persons)	15,725,000	10.89%

(1) Applicable percentage ownership is based on 144,419,173 shares of common stock outstanding as of April 4, 2016. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of April 4, 2016 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

On January 25, 2015 the company granted a total of 6,000,000 stock options (the "Options") to 3 Company officers who are also minority owners and 1 employee. The Options, vest over 2 quarters and are exercisable at a price of $0.10 per Share. The options were valued using the Black-Scholes model with 241% volatility and 1.33% discount rate for a total value of $429,679 with $429,629 expensed during the twelve months ended December 31, 2015.

On November 30, 2015 the Company issued 3,600,000 restricted shares of common stock in consideration for services provided to the Company to a related party. The shares were valued at $60,000 based on the closing price of the Company's common stock on the date of grant.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES Back to Table of Contents

Independent Public Accountants

The Registrant's Board of Directors has appointed McConnell & Jones, LLP as independent public accountant for the fiscal years ended December 31, 2015 and 2014.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by M&K CPAS PLLC for the audit of the Registrant's annual financial statements for the year ended December 31, 2015 and 2014 and fees for professional audit services M&K CPAS PLLC during those periods.

	Year Ended	Year Ended
	December 31, 2015	December 31, 2014
Audit fees (1)	$10,200	$9,600
Audit-related fees (2)	---	---
Tax fees (3)	525	525
All other fees	---	---
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
Date: April 4, 2016

By: /s/ Oded Gilboa
Oded Gilboa
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: April 4, 2016

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Itschak Shrem
Itschak Shrem
Chief Executive Officer and Chairman
(Principal Executive Officer)
Date: April 4, 2016

By: /s/ Oded Gilboa
Oded Gilboa
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: April 4, 2015

By: /s/ Erez Zino, Director
Erez Zino
Director
Date: April 4, 2016