Form 10-Q
period 2016-03-31
BREEDIT CORP.
filed 2016-05-13
CIK 1498067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

On May 13, 2016, the Registrant had 145,919,173 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

BREEDIT CORP.
Balance Sheets
As of March 31, 2016 (Unaudited) and December 31, 2015

	March 31, 2016 (Unaudited)	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$149,602	$356,037
Certificate of deposit	662,222	640,418
Prepaid assets	53,975	62,926
Total assets	$865,799	$1,059,381

Liabilities and Stockholders' Equity
Current liabilities:
Deferred revenues	1,430	2,804
Total current liabilities	1,430	2,804
Total liabilities	1,430	2,804

Stockholders' equity:
Common stock, par value $0.0001 per share, 500,000,000 shares authorized:
144,419,173 shares issued and outstanding at March 31, 2016 and Dec. 31, 2015	1,446	1,446
Stock payable	169,662	169,647
Stock subscription receivable	(300)	(300)
Additional paid-in capital	8,710,274	8,681,637
Accumulated deficit	(8,016,713)	(7,795,853)
Total stockholders' equity	864,369	1,056,577
Total liabilities and stockholders' equity	$865,799	$1,059,381

The accompanying notes are an integral part of these financial statements.

BREEDIT CORP.
Statements of Operations
For The Three Months Ended March 31, 2016 and 2015 (Unaudited)

	For the three	For the three
	months ended	months ended
	March 31, 2016	March 31, 2015

Revenues	$1,374	$1,462

Expenses
Research and development	-	(30,311)
General and administrative	(247,730)	(414,537)
Total operating expenses	(247,730)	(444,848)

(Loss) from operations	(246,356)	(443,386)

Interest expense	70	(5,262)
Other income (expense)	25,426	81,834
Financial income (expense)	25,496	76,572

Provision on income taxes	-	-

Net loss from continuing operations	$(220,860)	$(366,814)

Less: loss (income) attributable to non-controlling interest	-	47,465

Net loss attributable to BreedIT Corp. continuing operations	$(220,860)	$(319,349)

Net loss from discontinuing operations	$-	$(153,046)

Net loss	$(220,860)	$(472,395)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding - basic	144,419,173	93,117,103

The accompanying notes are an integral part of these financial statements.

BREEDIT CORP.
Statements of Comprehensive Income (Loss)
For The Three Months Ended March 31, 2016 and 2015 (Unaudited)

	For the three	For the three
	months ended	months ended
	March 31, 2016	March 31, 2015
Net loss	(220,860)	(472,395)
Loss attributable to foreign currency translation	-	(16,226)
Loss attributable to non-controlling interest	-	(47,465)
Total Comprehensive loss	$(220,860)	$(536,086)

The accompanying notes are an integral part of these financial statements.

BREEDIT CORP.
Statements of Cash Flows
For The Three Months Ended March 31, 2016 and 2015 (Unaudited)

	For the three	For the three
	months ended	months ended
	March 31, 2016	March 31, 2015
Operating Activities:
Net (loss)	$(220,860)	$(519,860)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Investment accounted for using equity method	-	6,742
Warrants issued for services	1,407	-
Options issued for services	12,245	170,585
Shares issued for services	-	114,600
Depreciation expense	-	795
Changes in net assets and liabilities:
Decrease (increase) in prepaid assets	8,951	-
Decrease (increase) in current assets	(21,804)	-
Decrease (increase) in accounts receivable	-	(8,739)
Decrease (increase) in accounts payable	-	(85,505)
(Decrease) increase in related party payables	-	1,072
(Decrease) increase in accrued expenses	-	5,263
(Decrease) increase in deferred revenue	(1,374)	(1,462)
Other assets	-	9,765
Net cash used in operating activities	(221,435)	(306,744)

Investing activities:
Purchases of property and equipment	-	(625)
Net cash used in investing activities	-	(625)

Financing activities:
Proceeds from sale of common stock	15,000	-
Net cash provided by financing activities	15,000	-
Foreign currency adjustment	-	(16,226)

Net increase (decrease) in cash	(206,435)	(323,595)
Cash and cash equivalents at beginning of period	356,037	1,101,164
Cash and cash equivalents at end of period	$149,602	$777,569

Non cash transactions:
Conversion of convertible note payable and accrued interest to common stock	$-	$148,856

The accompanying notes are an integral part of these financial statements.

BREEDIT CORP.
Notes to Financial Statements
March 31, 2016 (Unaudited)

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

The accompanying unaudited financial statements of the Company are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for an air presentation have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2015 and the notes thereto included in the Company's Report on Form 10-K filed with the SEC on March 31, 2016.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents. As of March 31, 2016 and December 31, 2015, we had cash equivalents of $662,222 and $640,418 respectively in the form of a certificate of deposit. The certificates of deposit bear an interest rate of 0.02%, mature every 7 days and renew automatically at end of every period.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of March 30, 2015 and 2014, the carrying value of accounts payable and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. As of March 31, 2016, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2016 and December 31, 2015, and expenses for the three months ended March 31, 2016 and 2015. Actual results could differ from those estimates made by management.

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

Note (2) Discontinued Operation and Deconsolidation of Held Subsidiary

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

As a result of entering into the Separation Agreement, the operations of BreedIt Ltd. have been classified as Discontinued Operations on the Statement of Operations. The components of Discontinued Operations summarized on the Statement of Operations arising from the decision to separate from BreedIt Ltd. are as follows:

	For the three	For the three
	months ended	months ended
	March 31, 2016	March 31, 2015

Revenues	$-	$41,762

Expenses
Research and development	-	5,161
General and administrative	-	(199,969)
Total operating expenses	-	(153,046)

(Loss) from operations	-	(153,046)

Other income (expense)	-	-
Financial income (expense)	-	-

Net loss	$-	$(153,046)

Assets:
Cash	-	17,906
Other assets	-	49,309
Total assets held for sale	-	67,215

Liabilities:
Accounts payable	-	39,393
Total liabilities related to assets held for sale	-	39,393

The accompanying notes are an integral part of these financial statements.

Note (3) Going Concern

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

Note (4) Property and Equipment

For the three months ended March 31, 2016 total additions to Property and equipment were $0, total accumulated depreciation is $947 and total depreciation expense for the three months ended March 31, 2016 and 2015 was $0 and $795, respectively.

Following is a summary of Property and Equipment, net as of March 31, 2016 and December 31, 2015.

	March 31, 2016	December 31, 2015
Computers	$947	$947
Accumulated depreciation	(947)	(947)
Property and Equipment, net	$-	$-

Note (5) Common Stock

During the three months ended March 31, 2016 and 2015, the Company expensed $12,245 and $170,585, respectively, related to options previously granted.

On January 25, 2015, the company granted a total of 6,000,000 stock options (the "Options") to 3 Company officers who are also minority owners and 1 employee. The Options, vest over 2 quarters and are exercisable at a price of $0.10 per Share. The options were valued using the Black-Scholes model with 241% volatility and 1.33% discount rate for a total value of $429,679 of this amount $209,094 and $358,448 was expensed during the three months ended September 30, 2015, respectively, with $71,230 to be expenses over 1 additional quarters.

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

On February 16, 2016 the company received share subscription funds for the purchase of 1,500,000 units for cash consideration of $15,000 at a price of $0.01 (the "Units"), each unit comprised of one share of common stock. These shares were subsequently issued during Q2 2016.

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

Following is a table of warrant and options still outstanding and exercisable along with exercise price and range of remaining term.

Type	Quantity	Exercise Price	Remaining Term
Warrants Class I	666,667	$0.45	1-3 Months
ESOP Oprions	5,900,000	$0.05	8-9 years
ESOP Options	6,000,000	$0.10	9 years
Total	12,566,667

Note (6) Deferred Revenue and Revenue Recognition

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

As of March 31, 2016 and 2015, the Company recognized a total sum of $1,374 and $1,462 respectively, in revenues out of the total $119,000 license fees paid for both of the aforementioned agreements. The contract in the amount of $90,000 was canceled by the client; therefore we recognized the whole sum as revenues according to the terms of the agreement. The second contract grants the client licenses for a period of 5 years, accordingly $1,374 and $1,462 were recorded as revenues in the three months ended March 31, 2016 and 2015 respectively; the remaining sum of $1,430 was deferred on the Company's balance sheet as current liabilities, and is expected to be recognized over the remaining period of the agreements.

As of March 31, 2016 and 2015, no royalties have been paid by or recognized in connection with the aforementioned agreements.

One of the aforementioned Licensees is beneficially owned by an individual who holds 25,000 shares of the Company's common stock.

Note (7) Related Party Transactions

On October 2, 2014, 850,000 the company granted a total stock options (the "Options") to 1 Company officer who is also minority owners. The Options, vest over 9 quarters and are exercisable at a price of $0.05 per Share. The options were valued using the Black-Scholes model with 281% volatility and 0.23% discount rate for a total value of $152,955 of this amount $12,245 and $24,490 was expensed during the three months ended March 31, 2016 and 2015, respectively, and $73,472 to be expenses over 6 additional quarters.

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

During 2015 BreedIt Ltd, the company's subsidiary, received $13,020 for use of its software from KanaboSeed Ltd, a related company. Accordingly $13,020 were included as donated capital, BreedIT Ltd holds 50% of KanaboSeed Ltd.

Note (8) Convertible and Non-Convertible Notes Payable

On March 15, 2015, two note holders converted $145,886 of debt and accrued interest to 2,917,698 shares at a conversion price of $0.05 per share. The conversion occurred within the terms of the convertible note agreements with no gain or loss recorded.

During the three months ended March 31, 2016 and 2015, the Company recorded amortization expenses related to the beneficial conversion feature of $0 and $32,671 respectively.

For the three months ended March 31, 2016 and 2015, the Company recorded interest expense related in the amounts of $0 and $5,262 respectively.

Remaining debt discount as of March 31, 2016 and December 31, 2015 is $0 and $0, respectively.

Note (9) Subsequent Events

As defined in FASB ASC 855-10, "Subsequent Events", subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued.

The company issued 1,500,000 shares to one investor as discussed in the note 5.

The company evaluated all transactions and events that occurred subsequent to the balance sheet date and prior to the date on which the financial statements contained in this report were issued and determined that no such events or transactions necessitated disclosure.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATION Back to Table of Contents

Forward-Looking Statements

Certain statements that the Company may make from time to time, including all statements contained in this report that are not statements of historical fact, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and the safe harbor provisions set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by words such as "plans," "expects," "believes," "anticipates," "estimates," "projects," "will," "should," and other words of similar meaning used in conjunction with, among other things, discussions of future operations, financial performance, product development and new product launches, market position and expenditures. The Company assumes no obligation to update any forward-looking statements. Additional information concerning factors which could cause differences between forward-looking statements and future actual results is discussed under the heading "Risk Factors" in the Company’s Annual Report on Form 10-K, as filed with the SEC.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help you understand our historical results of operations during the periods presented and our financial condition. This MD&A should be read in conjunction with our consolidated financial statements and the accompanying notes to consolidated financial statements, and contains forward-looking statements that involve risks and uncertainties.  See section entitled "Forward-Looking Statements" above.

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

Results of Operations during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

During the three months ended March 31, 2016 and 2015 we generated revenues of $1,374 and $1,462.

Our research and development expenses decreased to $0 during the three ended March 31, 2016 compared to $30,311 during the same period in the prior year. The decrease during the three months ended March 31, 2016 was due to deconsolidation of our former subsidiary, BreedIt Ltd.

Our general and administrative expenses during the three months ended March 31, 2016 were $247,730 as compared to $414,537 during the same period in the prior year. The significant decrease was due to deconsolidation the BreedIT Ltd. subsidiary.

We incurred a net loss of $220,860 and $319,349 attributable to BreedIT Corp during the three months ended March 31, 2016 and 2015.

Purchase or Sale of Equipment

Other than the purchase of servers, work stations and relevant literature, we do not expect to purchase or sell any plant or significant equipment.

Liquidity and Capital Resources

Our balance sheet as of March 31, 2016 reflects current assets of $865,799 consisting of cash and cash equivalents of $811,824 and prepaid assets of $53,975. As of December 31, 2015, we had current assets of $1,059,381 consisting of cash and cash equivalents of $996,455 and prepaid assets of $62,926.

As of March 31, 2016, we had total current liabilities of $1,430 consisting of deferred revenues.

As of December 31, 2015, we had total current liabilities of $2,804 consisting of deferred revenues.

We had positive working capital of $864,369 as of March 31, 2016 compared to positive working capital $1,056,577 at December 31, 2015. Such working capital has been sufficient to sustain our operations to date. Our total liabilities as of March 31, 2016 were $1,430 compared to $2,804 at December 31, 2015.

During the three months ended March 31, 2016, we used $221,435 in our operating activities. This resulted from a net loss of $220,860, decrease in other current assets of $21,804 and decrease in deferred revenue of $1,374 offset by decrease in prepaid assets of $8,951, increase in option expense of $12,245 and warrants expense of $1,407.

During the three months ended March 31, 2016, we partially financed our negative cash flow from operations through the proceeds from sale of stock $15,000.

During the three months ended March 31, 2015, we used $306,744 in our operating activities. This resulted from a net loss of $519,860, decrease in accounts payable of $85,505, increase in accounts payable of $8,739, increase in accrued expenses of $5,263 and decrease in deferred revenues of $1,462 and offset principally by $285,185 non-cash compensation, decrease in other assets of $9,765, depreciation expense of $795, increase in related parties payable of $1,072 and investment accounted for using the equity method of $6,742.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

None.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of March 31, 2016, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

ITEM 1A. RISK FACTORS  Back to Table of Contents

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1. Description of Business, subheading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS Back to Table of Contents

On January 25, 2015 the company granted a total of 6,000,000 stock options (the "Options") to 3 Company officers who are also minority owners and 1 employee. The Options, vest over 2 quarters and are exercisable at a price of $0.10 per Share. The options were valued using the Black-Scholes model with 241% volatility and 1.33% discount rate for a total value of $429,679 of this amount $209,094 and $358,448 was expensed during the three months ended March 31, 2016, respectively, with $71,230 to be expenses over 1 additional quarters.

On February 24, 2015 and June 30, 2015 the Company issued 1,900,000 restricted shares of common stock in consideration for investor relations (IR) services provided to the Company. The shares were valued at $114,600 based on the closing price of the Company's common stock on the date of grant.

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

On February 16, 2016 the company received share subscription funds for the purchase of 1,500,000 units for cash consideration of $15,000 at a price of $0.01 (the "Units"), each unit comprised of one share of common stock. These shares were subsequently issued during Q2 2016.

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
Date: May 13, 2016

By: /s/ Oded Gilboa
Oded Gilboa
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: May 13, 2016

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Itschak Shrem
Itschak Shrem
Chief Executive Officer and Chairman
(Principal Executive Officer)
Date: May 13, 2016

By: /s/ Oded Gilboa
Oded Gilboa
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: May 13, 2016