Form 10-Q
period 2016-06-30
BREEDIT CORP.
filed 2016-08-12
CIK 1498067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

On August 12, 2016, the Registrant had 149,219,173 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

BREEDIT CORP.
Balance Sheets
As of June 30, 2016 (Unaudited) and December 31, 2015

	June 30, 2016 (Unaudited)	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$364,045	$356,037
Certificate of deposit	608,577	640,418
Prepaid assets	27,222	62,926
Total assets	$999,844	$1,059,381

Liabilities and Stockholders' Equity
Current liabilities:
Deferred revenues	-	2,804
Total current liabilities	-	2,804
Total liabilities	-	2,804

Stockholders' equity:
Common stock, par value $0.0001 per share, 500,000,000 shares authorized:
149,219,173 and 144,419,173 shares issued and outstanding at June 30, 2016 and Dec. 31, 2015	1,494	1,446
Stock payable	669,647	169,647
Stock subscription receivable	(300)	(300)
Additional paid-in capital	8,801,593	8,681,637
Accumulated deficit	(8,472,590)	(7,795,853)
Total stockholders' equity	999,844	1,056,577
Total liabilities and stockholders' equity	$999,844	$1,059,381

The accompanying notes are an integral part of these financial statements.

BREEDIT CORP.
Statements of Operations
For the Three and Six-Month Periods Ended June 30, 2016 and 2015
(Unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Revenues	$1,430	$30	$2,804	$43,254

Expenses
Research and development	-	(110,334)	-	(135,484)
General and administrative	(438,661)	(469,715)	(686,391)	(1,084,221)
Total operating expenses	(438,661)	(580,049)	(686,391)	(1,219,705)

(Loss) from operations	(437,231)	(580,049)	(686,391)	(1,176,451)

Interest income (expense)	-	(2,655)	70	(7,917)
Other income / (expense)	(18,646)	68,707	6,780	150,541
Financial income (expense)	(18,646)	66,052	6,850	142,624

Provision for income taxes	-	-	-	-

Net loss from continuing operations	$(455,877)	$(513,967)	$(676,737)	$(1,033,827)

Less: loss attributable to non-controlling interest	-	97,316	-	144,781

Net loss attributable to BreedIT Corp.	$(455,877)	$(416,651)	$(676,737)	$(889,046)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding - basic	145,971,920	98,273,803	145,195,547	95,709,698

The accompanying notes are an integral part of these financial statements.

BREEDIT CORP.
Statements of Comprehensive Income (Loss)
For the Three and Six-Month Periods Ended June 30, 2016 and 2015
(Unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net loss from continuing operations	(455,877)	(513,967)	(676,737)	(1,033,827)
Less attributable to foreign currency translation loss	-	(34,531)	-	(50,757)
Income attributable to non-controlling interest	-	97,316	-	144,781
Total comprehensive loss	$(455,877)	$(451,182)	$(676,737)	$(939,833)

The accompanying notes are an integral part of these financial statements.

BREEDIT CORP.
Statements of Cash Flows
For the Six-Month Periods Ended June 30, 2016 and 2015
(Unaudited)

	For the six	For the six
	months ended	months ended
	June 30, 2016	June 30, 2015
Operating Activities:
Net loss	$(676,737)	$(1,033,827)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Investment accounted for using equity method	-	9,078
Options issued for services	24,727	382,938
Warrants issued for services	1,407	10,134
Shares issued for services	78,870	114,600
Depreciation	-	892
Changes in net assets and liabilities:
Decrease (increase) in prepaid assets	35,704	-
Decrease (increase) in other current assets	31,841	(19,229)
(Decrease) increase in accounts payable	-	(88,307)
(Decrease) increase in accrued expenses	-	7,917
(Decrease) increase in related parties payable	-	9,742
(Decrease) increase in deferred revenue	(2,804)	(2,924)
Other assets	-	(17,469)
Net cash used in operating activities	(506,992)	(626,455)

Investing activities:
Purchases of property and equipment	-	(790)
Net cash used in investing activities	-	(790)

Financing activities:
Donated capital - related party	-	13,020
Proceeds from exercise of warrants	-	110,000
Proceeds from sale of common stock	515,000	-
Net cash provided by financing activities	515,000	123,020
Foreign currency adjustment	-	(50,757)

Net increase (decrease) in cash	8,008	(554,982)
Cash and cash equivalents - beginning of period	356,037	1,101,164
Cash and cash equivalents - end of period	$364,045	$546,182

Non cash transactions:
Conversion of convertible note payable and accrued interest to common stock	$-	$145,886

Additional information:
Cash paid for interest expenses	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

BREEDIT CORP.
Notes to Financial Statements
June 30, 2016 (Unaudited)

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

On February 10, 2016, BreedIT Corp., a Delaware corporation (the "Registrant," the "Company" or "BreedIT") filed a Form 8-K reporting that on February 8, 2016, it had signed a Merger Agreement (the "Merger Agreement" or the "Agreement") with Novomic Ltd, a private Company organized under the laws of the State of Israel ("Novomic"). On July 29, 2016, the closing of the merger occurred, pursuant to which Novomic became a wholly-owned subsidiary of the Registrant.

The accompanying unaudited financial statements of the Company are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for an air presentation have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2015 and the notes thereto included in the Company's Report on Form 10-K filed with the SEC on April 4, 2016.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents. As of June 30, 2016 and December 31, 2015, we had cash equivalents of $608,577 and $640,418 respectively in the form of a certificate of deposit. The certificates of deposit bear an interest rate of 0.02%, mature every 7 days and renew automatically at end of every period.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2016 and 2015, the carrying value of accounts payable and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. As of June 30, 2016, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2016 and December 31, 2015, and expenses for the six months ended June 30, 2016 and 2015. Actual results could differ from those estimates made by management.

Impact of Recently Issued Accounting Standards

In September, 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-16, Business Combinations (Topic 805) ("ASU 2015-16"). Topic 805 requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination, during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in the Update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning December 15, 2015. The adoption of ASU 2015-016 is not expected to have a material effect on the Company's consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30) ("ASU 2015-03"), which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. It is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. The Company is currently in the process of evaluating the impact of adoption of ASU 2015-03 on its balance sheets.

On November 2014, The FASB issued ASU No. 2014-16-Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity　 (a consensus of the FASB Emerging Issues Task Force). The amendments in this Update do not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. That is, an entity will continue to evaluate whether the economic characteristics and risks of the embedded derivative feature are clearly and closely related to those of the host contract, among other relevant criteria. The amendments clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The effects of initially adopting the amendments in this Update should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application is permitted to all relevant prior periods.

On November 2014, The FASB issued ASU No. 2014-17-Business Combinations (Topic 805): Pushdown Accounting　(a consensus of the FASB Emerging Issues Task Force). The amendments in this Update provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The amendments in this Update are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle.

On August 2014, The FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concerns (Subtopic 205-40): Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern. The amendments require management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management's plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

In June 2014, the FASB issued ASU No. 2014-10, "Development Stage Entities". The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in this update are applied retrospectively. The adoption of ASU 2014-10 removed the development stage entity financial reporting requirements from the Company.

In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new guidance requires that share-based compensation that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on our financial position or results of operations.

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

As a result of entering into the Separation Agreement, the operations of BreedIt Ltd. have been classified as Discontinued Operations on the Statement of Operations. The components of Discontinued Operations summarized on the Statement of Operations arising from the decision to separate from BreedIt Ltd. are as follows:

	For the six	For the six
	months ended	months ended
	June 30, 2016	June 30, 2015

Revenues	$-	$40,330

Expenses
Research and development	-	-
General and administrative	-	(465,853)
Total operating expenses	-	(465,853)

(Loss) from operations	-	(425,523)

Other income (expense)	-	8,820
Financial income (expense)	-	8,820

Net loss	$-	$(416,703)

Assets:
Cash	-	74,529
Other assets	-	57,530
Total assets held for sale	-	132,059

Liabilities:
Accounts payable	-	35,517
Total liabilities related to assets held for sale	-	35,517

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

Note (4) Property and equipment

For the six months ended June 30, 2016 total additions to Property and equipment were $0, total accumulated depreciation is $947 and total depreciation expense for the six months ended June 30, 2016 and 2015 was $0 and $892, respectively.

Following is a summary of Property and Equipment, net for the six months ended June 30, 2016 and for the year ended December 31, 2015.
	June 30, 2016	December 31, 2015
Computers	$947	$947
Accumulated depreciation	(947)	(947)
Property and Equipment, net	$-	$-

Note (5) Common Stock

On January 25, 2015 the company granted a total of 6,000,000 stock options (the "Options") to 3 Company officers who are also minority owners and 1 employee. The Options, vest over 2 quarters and are exercisable at a price of $0.10 per Share. The options were valued using the Black-Scholes model with 241% volatility and 1.33% discount rate for a total value of $429,679 of this amount $24,727 and $358,448 were expensed during the six months ended June 30, 2016 respectively, with $46,504 to be expenses over 1 additional quarters.

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

On May 1, 2016 the company received share subscription funds for the purchase of 23,474,178 units for cash consideration of $500,000 at a price of $0.0213 (the "Units"), each unit comprised of one share of common stock. These shares are recorded as stock payable and will be issued after merger is complete as per the terms of the share subscription.

On June 14, 2016 Company issued 3,300,000 restricted shares of common stock in consideration for services provided to the Company. The shares were valued at $78,870 based on $0.0239 the closing price of the Company's common stock on the date of grant.

During the three six months ended June 30, 2016 we incurred option and warrant issued for services expense of $24,727 and $1,407, respectively, compared to $382,938 and $10,134 during the same period in the prior year.

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

Following is a table of options still outstanding and exercisable along with exercise price and range of remaining term.
Type	Quantity	Exercise Price	Remaining Term
ESOP Oprions	5,900,000	$0.05	8-9 years
ESOP Options	6,000,000	$0.10	9 years
Total	11,900,000

Note (6) Revenue Recognition

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

During the six months ended June 30, 2016 and 2015, the Company recognized a total sum of $2,804 and $43,254 respectively, in revenues out of the total $119,000 license fees paid for both of the aforementioned agreements. The contract in the amount of $90,000 was canceled by the client; therefore we recognized the whole sum as revenues according to the terms of the agreement. The second contract grants the client licenses for a period of 5 years, accordingly $1,430 and $30 were recorded as revenues in the three months ended June 30, 2016 and 2015, respectively.

As of June 30, 2016 and 2015, no royalties have been paid by or recognized in connection with the aforementioned agreements.

One of the aforementioned Licensees is beneficially owned by an individual who holds 25,000 shares of the Company's common stock.

Note (7) Related Party Transactions

On October 2, 2014 850,000 the company granted a total stock options (the "Options") to 1 Company officer who is also a minority owner. The Options, vest over 9 quarters and are exercisable at a price of $0.05 per Share. The options were valued using the Black-Scholes model with 281% volatility and 0.23% discount rate for a total value of $152,955 of this amount $24,727 and $12,245 was expensed during the six months ended June 30, 2016 and 2015, respectively, and $36,500 to be expenses over 6 additional quarters.

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

For the six months ended June 30, 2016 and 2015 the Company recorded interest income (expense) related in the amount of $70 and $(7,917), respectively.

Remaining debt discount as of June 30, 2016 and December 31, 2015 is $0 and $0 respectively.

Note (9) Subsequent Events

As defined in FASB ASC 855-10, "Subsequent Events", subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued.

On February 10, 2016, BreedIT Corp., a Delaware corporation (the "Registrant," the "Company" or "BreedIT") filed a Form 8-K reporting that on February 8, 2016, it had signed a Merger Agreement (the "Merger Agreement" or the "Agreement") with Novomic Ltd, a private Company organized under the laws of the State of Israel ("Novomic") and a Shareholders' Agreement with the Novomic shareholders (the "Shareholders' Agreement"). On July 29, 2016, the closing of the merger occurred, pursuant to which Novomic became a wholly-owned subsidiary of the Registrant.

The following disclosure information constitutes the Registrant's Form 10 Disclosureregarding its new, wholly-owned operating subsidiary, Novomic, effective as of the Closing of the Merger Agreement. In connection with the Closing, the Registrant's name will be changed from BreedIT Corp. to Novomic Corp. (the "Name Change"); (ii) the 149,219,173 outstanding shares of the Registrant's Common Stock will be subject to a reverse split on a one-for-thirty (1:30) basis (the "Reverse Split") resulting in 4,973,972 outstanding Shares of Common Stock; and (iii) the authorization of ten million (10,000,000) shares of preferred stock, par value $0.0001 (the "Preferred Stock"), which may be issued in one or more classes or series, having such designations, preferences, privileges and rights as the Board of Directors may determine. The foregoing are referred to collectively, as the "Corporate Actions" and are subject to the approval of FINRA following the filing of an Information Statement on Schedule 14C. Pursuant to the terms of the above-referenced Shareholders' Agreement, the Registrant, Novomic and the Novomic shareholders agreed that following the Closing, the Registrant's Board of Directors shall consist of three persons, one of whom will be designated by the present BreedIT shareholders and the remaining two will be designated by the Novomic shareholders.

The company evaluated all transactions and events that occurred subsequent to the balance sheet date and prior to the date on which the financial statements contained in this report were issued and determined that no such events or transactions, other than the above, necessitated disclosure.

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

Overview and Recent Developments

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

On February 10, 2016, we signed a Merger Agreement (the "Merger Agreement" or the "Agreement") with Novomic Ltd, a private Company organized under the laws of the State of Israel ("Novomic") and a Shareholders' Agreement with the Novomic shareholders (the "Shareholders' Agreement"). The Merger Agreement was by and between the Registrant, on the one hand, and Novomic together with YMY Industry Ltd ("YMY") and Microdel Ltd ("Microdel"), the latter two of which are hereinafter referred to as the "Novomic Founders," on the other hand.　On July 29, 2016, the closing of the merger occurred, pursuant to which Novomic became a wholly-owned subsidiary of the Registrant.

In anticipation of the Closing, on May 1, 2016, the Registrant agreed to sell Traistman Radziejewski Fundacja Ltd, an entity organized under the laws of Israel and a 3% owner of Novomic, a total of 479,704 post-Reverse Split shares of the Registrant's common stock, par value $0.0001 (the "Common Stock" or "Shares") for cash consideration of $500,000.

The following disclosure information related to the Registrant's new, wholly-owned operating subsidiary, Novomic, effective as of the Closing of the Merger Agreement. In connection with the Closing, the Registrant's name will be changed from BreedIT Corp. to Novomic Corp. (the "Name Change"); (ii) the 149,219,173 outstanding shares of the Registrant's Common Stock will be subject to a reverse split on a one-for-thirty (1:30) basis (the "Reverse Split") resulting in 4,973,972 outstanding Shares of Common Stock; and (iii) the authorization of ten million (10,000,000) shares of preferred stock, par value $0.0001 (the "Preferred Stock"), which may be issued in one or more classes or series, having such designations, preferences, privileges and rights as the Board of Directors may determine. The foregoing are referred to collectively, as the "Corporate Actions" and are subject to the approval of FINRA following the filing of an Information Statement on Schedule 14C. Pursuant to the terms of the above-referenced Shareholders' Agreement, the Registrant, Novomic and the Novomic shareholders agreed that following the Closing, the Registrant's Board of Directors shall consist of three persons, one of whom will be designated by the present BreedIT shareholders and the remaining two will be designated by the Novomic shareholders

The 4,973,972 post-Reverse Shares presently outstanding will represent 26.47% of the 18,790,978 total outstanding Shares after the issuance of 13,817,006 post-Reverse Split Shares, representing 73.53% of the total outstanding Shares, to the Novomic shareholders but prior to the issuance of 479,704 post-Reverse Shares to Traistman Radziejewski Fundacja Ltd. In addition to the issuance of 13,817,006 Shares to the Novomic shareholders, the Registrant issued warrants (the "Shareholders' Warrants") to the Novomic shareholders and has agreed to issue warrants to certain advisors (the "Advisors' Warrants") pursuant to terms and conditions determined by the newly constituted Board of Directors.

Novomic was incorporated as a private limited liability Company in Israel in 2009. Since inception, Novomic has been a technology Company engaged in the design, development, manufacturing and commercialization of a unique platform enabling a variety of medical treatments utilizing Novomic's proprietary device that vaporizes liquids from a contained capsule into the treatment area (the "Device"). Novomic's first product utilizing the Device will be for the treatment of head lice. Its first and principal product is its head lice treatment product (the "Product") which is comprised of three key major components: Compressor, Head Cap and Treatment Capsule. The lice treatment solution has completed the development and prototype stages and the Company expects that in Q3 2016 it should receive CE regulatory approval (European Union) and also expects to finalize preparations for establishing a mass production line for our Capsules, which use readily available materials. The Company does not expect that there will be any future shortage in the availability or access to this materials in the foreseen future.

The discussion below doesn't include the operations of Novomic, which acquisition closed on July 29, 2016.

Results of Operations during the three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015.

During the three and six months ended June 30, 2016 we generated revenues of $1,430 and $2,804, compared to $30 and $43,254 during the same period in the prior year.

Our research and development expenses decreased to $0 and $0 during the three and six months ended June 30, 2016 compared to $110,334 and $135,484 during the same period in the prior year. The significant decrease during the three and six months ended June 30, 2016 was due to deconsolidation of our former subsidiary, BreedIt Ltd..

Our general and administrative expenses during the three and six months ended June 30, 2016 were $438,661 and $686,391 compared to $469,715 and $1,084,221 during the same period in the prior year. The significant decrease was due to deconsolidation the BreedIT Ltd. subsidiary.

We incurred a net loss of $455,877 and $676,737 during the three and six months ended June 30, 2016 compared to $513,967 and $1,033,827 during the same period in the prior year attributable to BreedIT Corp.

Purchase or Sale of Equipment

Other than the purchase of servers, work stations and relevant literature, we do not expect to purchase or sell any plant or significant equipment.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2016 reflects current assets of $999,844 consisting of cash and cash equivalents of $972,622 and prepaid assets of $27,222. As of December 31, 2015, we had current assets of $1,059,381 consisting of cash and cash equivalents of $996,455 and prepaid assets of $62,926.

As of June 30, 2016, we had no current liabilities.

As of December 31, 2015, we had total current liabilities of $2,804 consisting of deferred revenues.

As of June 30, 2016 and December 31, 2015 we had no long-term liabilities.

We had positive working capital of $999,844 as of June 30, 2016 compared to positive working capital $1,056,577 at December 31, 2015. Such working capital has been sufficient to sustain our operations to date. Our total liabilities as of June 30, 2016 were $0 compared to $2,804 at December 31, 2015.

During the six months ended June 30, 2016, we used $506,992 in our operating activities. This resulted from a net loss of $676,737 and decrease in deferred revenue of $2,804 offset by $105,004 non-cash compensation, decrease in prepaid assets of $35,704 and decrease in other current assets of $31,841.

During the six months ended June 30, 2016 we financed our negative cash flow from operations through the proceeds from sale of stock $515,000.

During the six months ended June 30, 2015 we used $626,455 in our operating activities. This resulted from a net loss of $1,033,827, decrease in accounts payable of $88,307, decrease in deferred revenues of $2,924, increase in other assets of $17,469 and increase in other current assets of $19,229 and offset principally by $507,672 non-cash compensation, depreciation expense of $892, increase in related parties payable of $9,742, increase in accrued expenses of $7,917 and investment accounted for using the equity method of $9,078.

During the six months ended June 30, 2016 and 2015 we used $0 and $790, respectively, for the purchase of property plant and equipment.

During the six months ended June 30, 2015 we generated $123,020 from $110,000 proceeds from exercise of warrants and $13,020 from donated capital to a related party.

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

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the period ended June 30, 2016, and are included elsewhere in this quarterly report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

None.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of June 30, 2016, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act).

Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2016. Management's assessment was based on criteria set forth in Internal Control - Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this assessment, management concluded that, as of June 30, 2016, our internal control over financial reporting was not effective, based upon those criteria, as a result of the identification of the material weaknesses described below.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Specifically, management identified the following control weaknesses: (i) the Company has not implemented measures that would prevent one individual from overriding the internal control system. (ii) The Company utilizes accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and/or can be adjusted so as not to provide an adequate audit trail of entries made in the accounting software.

Accordingly, while the Company has identified certain material weaknesses in its system of internal control over financial reporting, it believes that it has taken reasonable steps to ascertain that the financial information contained in this report is in accordance with generally accepted accounting principles. The Company does not believe that this control weakness has resulted in deficient financial reporting because the Chief Financial Officer and Chief Executive Officers are aware of their responsibilities under the SEC's reporting requirements and personally certify the financial reports.

Management has determined that current resources would be appropriately applied elsewhere and when resources permit, they will alleviate material weaknesses through various steps.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS Back to Table of Contents

On June 14, 2016, Company issued 3,300,000 restricted shares of common stock in consideration for services provided to the Company. The shares were valued at $78,870 based on $0.0239 the closing price of the Company's common stock on the date of grant.

Share based payment transactions were accounted for in accordance with the requirements of ASC 505-50 Equity Based Payments to Non Employees. Paragraph 505-50-30-6 establishes that share-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The Company measured share-based payment transactions at the fair value of the shares issued at date of grant, the Company believes that the value of the shares is more reliably measurable.

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

Exhibit No.	Description
31.1	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Itschak Shrem, filed herewith.
31.2	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Oded Gilboa, filed herewith.
32.1	Section 906 of the Sarbanes-Oxley Act of 2002 of Itschak Shrem, filed herewith
32.2	Section 906 of the Sarbanes-Oxley Act of 2002 of Oded Gilboa, filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

BREEDIT CORP.

By: /s/ Itschak Shrem
Itschak Shrem
Chief Executive Officer and Director
(Principal Executive Officer)
Date: August 12, 2016

By: /s/ Oded Gilboa
Oded Gilboa
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: August 12, 2016

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Itschak Shrem, Chairman
Itschak Shrem
Chairman
Date: August 12, 2016