Form 10-Q
period 2016-09-30
BREEDIT CORP.
filed 2016-12-21
CIK 1498067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

Commission file number: 333-168527

TechCare Corp.
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

On December 20, 2016, the Registrant had 14,876,090 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

TechCare Corp.
Balance Sheets
As of September 30, 2016 (Unaudited) and December 31, 2015

	September 30, 2016 (Unaudited)	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$686,381	$254,324
Prepaid assets	30,485	82,337
Total current assets	716,866	336,661

Property and equipment, net	29,126	14,445
Total assets	745,992	351,106

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$211,663	$168,448
Deferred revenues	115,170	-
Notes payable	81,524	78,740
Total current liabilities	408,357	247,188
Total liabilities	408,357	247,188

Stockholders' equity:
Common stock, par value $0.0001 per share, 500,000,000 shares authorized:
14,876,090 and 4,973,972 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively.	149	50
Treasury stock	(29)	(29)
Stock payable	1,291,388	456,741
Stock subscription receivable	(1,532)	(1,532)
Accumulated other comprehensive loss	(104,859)	(56,504)
Additional paid-in capital	1,809,037	1,333,995
Accumulated deficit	(2,656,519)	(1,628,803)
Total stockholders' equity	337,635	103,918
Total liabilities and stockholders' equity	$745,992	$351,106

The accompanying notes are an integral part of these financial statements.

TechCare Corp.
Statements of Operations
For the Three and Nine-Month Periods Ended September 30, 2016 and 2015
(Unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Revenues	$-	$-	$-	$-

Expenses
Research and development	64,020	63,337	211,222	99,904
General and administrative	287,462	9,704	946,169	51,568
Total operating expenses	351,482	73,041	1,157,391	151,472

Income (loss) from operations	(351,482)	(73,041)	(1,157,391)	(151,472)

Interest expense	(3,297)	(3,132)	(4,924)	(3,132)
Other income / (expense)	134,599	-	134,599	-
Financial income (expense)	131,302	(3,132)	129,675	(3,132)

Provision for income taxes	-	-	-	-

Net loss from continuing operations	(220,180)	(76,173)	(1,027,716)	(154,604)

Net loss	$(220,180)	$(76,173)	$(1,027,716)	$(154,604)

Net loss per common share - basic and diluted	$(0.02)	$(131.23)	$(0.15)	$(164.25)

Weighted average number of common shares outstanding - basic	10,570,821	580	6,853,206	941

The accompanying notes are an integral part of these financial statements.

TechCare Corp.
Statements of Comprehensive Income (Loss)
For the Three and Nine-Month Periods Ended September 30, 2016 and 2015
(Unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Net loss from continuing operations	$(220,180)	$(76,173)	$(1,027,716)	$(154,604)
Less loss attributable to foreign currency translation	16,431	-	48,355	-
Comprehensive loss	$(203,749)	$(76,173)	$(979,361)	$(154,604)

The accompanying notes are an integral part of these financial statements.

TechCare Corp.
Statements of Cash Flows
For the Nine-Month Periods Ended September 30, 2016 and 2015
(Unaudited)

	For the nine	For the nine
	months ended	months ended
	September 30, 2016	September 30, 2015
Operating Activities:
Net loss	$(1,027,716)	$(154,604)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation expense	5,574	5,424
Imputed interest	4,923	-
Changes in net assets and liabilities:
Decrease (increase) in prepaid assets	51,852	(53,914)
(Decrease) increase in accounts payable	(8,338)	10,329
(Decrease) increase in accrued expenses	52,407	15,437
(Decrease) increase in deferred revenue	115,170	-
Net cash used in operating activities	(806,128)	(177,328)

Investing activities:
Purchases of property and equipment	(23,391)	(16,271)
Effect of reverse merger	1,144,931	-
Net cash provided by (used in) investing activities	1,121,540	(16,271)

Financing activities:
Proceeds from sale of common stock	165,000	150,000
Net cash provided by financing activities	165,000	150,000

Foreign currency adjustment	(48,355)	(2,472)

Net increase (decrease) in cash	432,057	(46,071)
Cash and cash equivalents - beginning of period	254,324	245,483
Cash and cash equivalents - end of period	$686,381	$199,412

Non cash transactions:
Shares issued for reverse merger	$99	$-

The accompanying notes are an integral part of these financial statements.

TechCare Corp.
 Notes to Unaudited Financial Statements
September 30, 2016 (Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation and Organization

Techcare Corp. ("Techcare " or the "Company") formally known as BreedIT corp. is a Delaware corporation. The Company was incorporated under the laws of the State of Delaware on May 26, 2010. The company originally engaged in agriculture breeding and its business plan was to develop and market the IDSS software system globally.

On February 10, 2016, Techcare Corp., a Delaware corporation (the "Registrant," the "Company" or "Techcare") filed a Form 8-K reporting that on February 8, 2016, it had signed a Merger Agreement (the "Merger Agreement" or the "Agreement") with Novomic Corp., a private Company organized under the laws of the State of Israel ("Novomic"). On August 9, 2016, the closing of the merger occurred, pursuant to which Novomic became a wholly-owned subsidiary of the Registrant.

The following disclosure information constitutes the Registrant's Form 10 Disclosure regarding its new, wholly-owned operating subsidiary, Novomic, effective as of the Closing of the Merger Agreement. In connection with the Closing, the Registrant's name will be changed from BreedIT Corp. to Novomic Corp. (the "Name Change"); (ii) the 149,219,173 outstanding shares of the Registrant's Common Stock will be subject to a reverse split on a one-for-thirty (1:30) basis (the "Reverse Split") resulting in 4,973,972 outstanding Shares of Common Stock; and (iii) the authorization of ten million (10,000,000) shares of preferred stock, par value $0.0001 (the "Preferred Stock"), which may be issued in one or more classes or series, having such designations, preferences, privileges and rights as the Board of Directors may determine. The foregoing are referred to collectively, as the "Corporate Actions" and are subject to the approval of FINRA following the filing of an Information Statement on Schedule 14C. Pursuant to the terms of the above-referenced Shareholders' Agreement, the Registrant, Novomic and the Novomic shareholders agreed that following the Closing, the Registrant's Board of Directors shall consist of three persons, one of whom will be designated by the present BreedIT shareholders and the remaining two will be designated by the Novomic shareholders

The 4,973,972 post-Reverse Shares presently outstanding will represent 26.47% of the 14,876,090 total outstanding Shares after the issuance of 9,902,118 post-Reverse Split Shares, representing 66.56% of the total outstanding Shares, to the Novomic shareholders.

On October 31, 2016, following the closing of the merger agreement between TechCare Corp., f/k/a BreedIT Corp. (the "Registrant") and Novomic Ltd. and the appointment of new members to the Registrant's Board of Directors as disclosed below, the Registrant's Board of Directors accepted the resignation of Mr. Erez Zino as a director, effective immediately. Mr. Zino was a founder of a predecessor of the Registrant and a former principal stockholder, executive officer and a director of the Registrant. Mr. Zino served as CEO from July 2012 and became acting CFO in January 2013. In connection with the acquisition of 66.67% of BreedIT Israel in January 2014, Mr. Zino resigned as an executive officer of the Company but continued to serve as a director.

Also on October 31, 2016, the Board of Directors accepted the resignation of Liran Chen as Chief Executive Officer, effective immediately.

In addition, in connection with the change in control and the appointment of new management, the Board of Directors also accepted the resignation of Oded Gilboa as Chief Financial Officer, effective October 31, 2016. Mr. Gilboa was appointed as the Registrant's CFO on December 4, 2013.

Effective October 31, 2016, the Registrant's Board of Directors appointed: (i) Zvi Yemini, the Registrant's Chairman, as Chief Executive Officer; (ii) Messrs. Mordechai Bignitz, Oren Traistman and Yossef De-Levy to the Registrant's Board of Directors; and (iii) Josh Johnson as the Registrant's new Chief Financial Officer, following the resignation of Oded Gilboa as CFO.

The accompanying unaudited financial statements of the Company are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for an air presentation have been made. The accompanying financial statements have been prepared to reflect the assets, liabilities and operations of the Company.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2016 and December 31, 2015, the cash resources of the Company were insufficient to meet its current business plan. This and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Significant Accounting Policies

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Cash and Cash Equivalents:

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. As of September 30, 2016 and December 31, 2015, there were no cash equivalents.

Other Receivables:

The company treats VAT refunds claimed resulting from excess VAT paid over VAT received as other receivables.

Currency translation and other comprehensive loss: balance sheet items are translated using all-current translation method for Self-contained foreign operations (where functional currency = foreign currency) whereby assets and liabilities are translated using the exchange rate on the date of the balance sheet. It translates revenues, expenses, and net income using the average exchange rate during the period. The foreign exchange adjustment that results from applying the all-current method appears in accumulated other comprehensive loss, a separate shareholders' equity account, and does not affect net income each period.

Property and Equipment:

 Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets. The annual depreciation rates are as follows: Computers and electronic equipment 33%.

Deferred Revenue:

Deferred revenue consists substantially of amounts received from third party vendors in advance of the Company's product completion for payment of fees and expenses related to the product. Deferred revenue will be recognized as Other Income on a systematic basis that is proportionate to completion of the final product.

Valuation of Long-Lived Assets:

We review the recoverability of our long-lived assets including equipment, goodwill and other intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. Our primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.

Stock Based Compensation:

 Stock-based awards are accounted for using the fair value method in accordance with ASC 718, Share-Based Payments. Our primary type of share-based compensation consists of stock options. We use the Black-Scholes option pricing model in valuing options. The inputs for the valuation analysis of the options include the market value of the Company's common stock, the estimated volatility of the Company's common stock, the exercise price of the warrants and the risk free interest rate.

Accounting For Obligations And Instruments Potentially To Be Settled In The Company's Own Stock:

We account for obligations and instruments potentially to be settled in the Company's stock in accordance with FASB ASC 815, Accounting for Derivative Financial Instruments. This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company's own stock.

Fair Value of Financial Instruments:

Pursuant to ASC No. 820, "Fair Value Measurements and Disclosures", the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of September 30, 2016 and December 31, 2015. The Company's financial instruments consist of cash and derivative liabilities.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

The Company adopted ASC No. 820-10 (ASC 820-10), Fair Value Measurements. ASC 820-10 relates to financial assets and financial liabilities. ASC 820-10 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.

ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. ASC 820-10 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions, about market participant assumptions, that are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC 820-10 are described below:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3. Inputs that are both significant to the fair value measurement and unobservable. These inputs rely on management's own assumptions about the assumptions that market participants would use in pricing the asset or liability. (The unobservable inputs are developed based on the best information available in the circumstances and July include the Company's own data.)

The following presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2016 and December 31, 2015:

Fair Value Measurements at September 30, 2016
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical Assets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Notes payable	$81,524	$-	$-	$81,524
Total assets and liabilities at fair value	$81,524	$-	$-	$81,524

Fair Value Measurements at December 31, 2015
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical Assets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Notes payable	$78,740	$-	$-	$78,740
Total assets and liabilities at fair value	$78,740	$-	$-	$78,740

Going Concern:

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2016, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Impact of Recently Issued Accounting Standards

In March 2016, the FASB issued ASU No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. The new standard simplifies the embedded derivative analysis for debt instruments containing contingent call or put options by removing the requirement to assess whether a contingent event is related to interest rates or credit risks. The new standard will be effective for us on January 1, 2017. The adoption of this standard is not expected to have an impact on our financial position or results of operations.

In March 2016, the FASB issued ASU No. 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. The new standard eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an adjustment must be made to the investment, results of operations and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The new standard will be effective for us on January 1, 2017. The adoption of this standard is not expected to have a material impact on our financial position or results of operations.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new standard requires recognition of the income tax effects of vested or settled awards in the income statement and involves several other aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The new standard will be effective for us on January 1, 2017. The adoption of this standard is not expected to have a material impact on our financial position, results of operations or statements of cash flows upon adoption.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard changes the impairment model for most financial assets and certain other instruments. Under the new standard, entities holding financial assets and net investment in leases that are not accounted for at fair value through net income to be presented at the net amount expected to be collected. An allowance for credit losses will be a valuation account that will be deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. The new standard will be effective for us on January 1, 2020. The adoption of this standard is not expected to have a material impact on our financial position or results of operations.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new standard clarifies certain aspects of the statement of cash flows, including the classification of debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees and beneficial interests in securitization transactions. The new standard also clarifies that an entity should determine each separately identifiable source or use within the cash receipts and cash payments on the basis of the nature of the underlying cash flows. In situations in which cash receipts and payments have aspects of more than one class of cash flows and cannot be separated by source or use, the appropriate classification should depend on the activity that is likely to be the predominant source or use of cash flows for the item. The new standard will be effective for us on January 1, 2018. The adoption of this standard is not expected to have a material impact on our statements of cash flows upon adoption.

In September, 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2015-16, Business Combinations (Topic 805) ("ASU 2015-16"). Topic 805 requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination, during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in the Update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning December 15, 2015. The adoption of ASU 2015-016 is not expected to have a material effect on the Company's consolidated financial statements.

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

Note 2. Stockholders' Equity.

The Company has 510,000,000 ordinary shares authorized, of which 14,876,090 and 4,973,972 ordinary shares were issued and outstanding as of September 30, 2016 and December 31, 2015 respectively. The shares have a par value of $0.00001. Novomic holds 100 of its own shares, valued at $29 as of September 30, 2016 and December 31, 2015.

Recent Issuances of Common Stock

Between January 1 and December 31, 2015 the following ordinary shares were issued for cash consideration:
- 227 shares sold to Moshe Fisher for $75,000 cash. The shares were issued at $0.2875 per share.
- 227 shares sold to Eyal Anavi for $75,000 cash. The shares were issued at $0.2875 per share.
- 308 shares sold to George Fabilian $102,000 cash. The shares were issued at $0.2875 per share.

In addition, between January 1 and December 31, 2015 Novomic recorded the following stock payable transactions:
- YMY Ltd. - 1,152 shares for $150,000 cash and converted $150,526 note payable into 1,330 share of common stock worth $176,890. The converted shares were valued at $133.00 per share which is the average most recent price per 3rd party sale of common stock, resulting in a loss of $26,364.
- Oren Treitsman -199 shares for $25,660 cash.
- Ner Gonen Management Ltd. - 192 shares for $25,000 cash.
- Amnon Skali - 154 shares for $20,000 cash.
- Sami Dahan - 144 shares for $20,000 cash.
- Dganit Dahan - 144 shares for $20,000 cash.
- Nir Nagar - 3 shares for $39 cash.
- Microdel Ltd. - 88 shares issued for the conversion of $20,016 of accounts payable to equity worth $11,704. Shares were valued at $133.00 per share which is the average most recent price per 3rd party sale of common stock. The transaction resulted in a gain which was recorded as contributed capital due to related party relationship.
- Yosef De Levi - 56 shares issued for the conversion of $12,960 of accounts payable to equity worth $7,448. Shares were valued at $133.00 per share which is the average most recent price per 3rd party sale of common stock. The transaction resulted in a gain which was recorded as contributed capital due to related party relationship.

In addition, $17,389 was recorded under additional paid-in capital for imputed interest on outstanding notes payable.

In addition, $38,801 was recorded under other comprehensive income.

Between January 1 and September 30, 2016 Novomic recorded the following stock payable transactions:
- George Pehlivanian - 770 shares for $100,000 cash.
- Serge Tirosh - 385 shares for $50,000 cash.
- Dina Duadi - 115 shares for $15,000 cash.

As of September 30, 2016, the above stock payable shares of common stock have not been issued.

In addition, $4,923 was recorded under additional paid-in capital for imputed interest on outstanding notes payable for the nine months ended September 30, 2016.

In addition, $48,355 was recorded under other comprehensive loss.

Note 3. Reverse Merger.

On February 10, 2016, Techcare Corp., a Delaware corporation (the "Registrant," the "Company" or "Techcare") filed a Form 8-K reporting that on February 8, 2016, it had signed a Merger Agreement (the "Merger Agreement" or the "Agreement") with Novomic Corp., a private Company organized under the laws of the State of Israel ("Novomic"). On August 9, 2016, the closing of the merger occurred, pursuant to which Novomic became a wholly-owned subsidiary of the Registrant.

The following disclosure information constitutes the Registrant's Form 10 Disclosure regarding its new, wholly-owned operating subsidiary, Novomic, effective as of the Closing of the Merger Agreement. In connection with the Closing, the Registrant's name will be changed from BreedIT Corp. to Novomic Corp. (the "Name Change"); (ii) the 149,219,173 outstanding shares of the Registrant's Common Stock will be subject to a reverse split on a one-for-thirty (1:30) basis (the "Reverse Split") resulting in 4,973,972 outstanding Shares of Common Stock; and (iii) the authorization of ten million (10,000,000) shares of preferred stock, par value $0.0001 (the "Preferred Stock"), which may be issued in one or more classes or series, having such designations, preferences, privileges and rights as the Board of Directors may determine. The foregoing are referred to collectively, as the "Corporate Actions" and are subject to the approval of FINRA following the filing of an Information Statement on Schedule 14C. Pursuant to the terms of the above-referenced Shareholders' Agreement, the Registrant, Novomic and the Novomic shareholders agreed that following the Closing, the Registrant's Board of Directors shall consist of three persons, one of whom will be designated by the present BreedIT shareholders and the remaining two will be designated by the Novomic shareholders

The 4,973,972 post-Reverse Shares presently outstanding will represent 26.47% of the 14,876,090 total outstanding Shares after the issuance of 9,902,118 post-Reverse Split Shares, representing 66.56% of the total outstanding Shares, to the Novomic shareholders.

Note 4. Related Party Transactions.

The company contracted book-keeping services from Microdel Ltd. a Novomic shareholder and as of December 31, 2014 had an accounts payable balance due to this related party in the amount $20,016. During 2015 Microdel Ltd. converted amount payable to 88 ordinary shares worth $11,704 resulting in a gain in stock payable at December 31, 2015. Gain will be treated as contribution to capital due to the Microdel Ltd being a related party. and as a result as of September 30, 2016 there is $0 accounts payable due to this related party.

Prior to 2012 two shareholders loaned amounts to company, totaling $228,855 notes payable as of December 31, 2014 with no maturity dates and bearing an interest rate of 0% per annum, and is not convertible to common stock. As further described in Note 4, YMY Ltd. a Novomic shareholder has converted $150,526 long term debt to Novomic shares worth $176,890 resulting in a conversion loss of $26,364. The shares were valued at $133.00 per share which is the average most recent price per 3rd party sale of common stock.

Yosef De Levi a company director converted a note payble of $12,960 to 56 shares worth $7,448 resulting in a gain that will be recorded as contributed capital due to related party relationship. Shares were valued at $133.00 per share which is the average most recent price per 3rd party sale of common stock. This is also in stock payable, as it was not yet issued at September 30, 2016.

As of September 30, 2016 there is an advance from Breedit Corp. on behalf of the closing of the merger agreement of $1,104,204 reflecting the cash to be transferred from Breedit Corp. to the company.

Note 5. Notes Payable.

In 2008, two shareholders loaned amounts to company, totaling $228,855, with no maturity date, bearing no interest rate, and is not convertible to common stock. For the period ended September 30, 2016 and December 31, 2015, Novomic recorded imputed interest expense of $4,923 and $17,389 and an had an ending note payable balance of $81,524 and $78,740, respectively.

Note 6. Income Taxes.

The Company is not under examination by any jurisdiction for any tax year. The Company is current with filing its Israeli income tax returns, with the most recent tax return filed for the period ending on or after December 31, 2015.

Note 7. Property and Equipment.

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets. The annual depreciation rates are as follows:

Computers and electronic equipment 33%

For the period ended September 30, 2016, total property and equipment was $41,301, total accumulated depreciation is $12,175 and total depreciation expense for the nine-month period ended September 30, 2016 is $5,574. For the year ended December 31, 2015 total property and equipment was $16,968, total accumulated depreciation is $2,523 and total depreciation expense for the year is $2,449.

Following is a summary of Property and Equipment, net for the period ended September 30, 2016 and the year ended December 31, 2015.

	September 30, 2016	December 31, 2015
Computers	$41,301	$16,968
Accumulated depreciation	(12,175)	(2,523)
Property and Equipment, net	$29,126	$14,445

Note 8. Deferred Revenues

The deferred revenue balance of $115,170 consists substantially of amounts received from third party vendors in advance of the Company's product completion for payment of fees and expenses related to the product. Deferred revenue will be recognized as Other Income on a systematic basis that is proportionate to completion of the final product. For the period ended September 30, 2016 and December 31, 2015, deferred revenue was $115,170 and $0, respectively.

Note 9. Contingencies.

Capital expenditures.

At September 30, 2016, we had no commitments for capital expenditures.

Lease commitments.

We lease from an unaffiliated third party approximately 1,080 square feet of office space in Rosh Haayin, Israel at a monthly rental amount of $1,215.  The lease was entered into on December 1, 2014 and is for a five year period through November 30, 2019.

Litigation.

At September 30, 2016 the company was not involved in any litigation.

Note 10. Prepaid Expense.

The company treats VAT refunds claimed resulting from excess VAT paid over VAT received as prepaid expenses. As of September 30, 2016 and December 31, 2015, the Company had $23,477 and $12,953, respectively, in prepaid expenses relating to VAT claimed.

In addition, the Company has $7,008 of prepaid expense related to prepaid consulting and related fees.

Note 11. Stock Payable.

During the nine-month period ended September 30, 2016 and period from inception to December 31, 2015 the company received a total of $165,000 and $456,741 cash from investors for purchase of shares which were recorded as stock payable. See further discussion in Note 2.

Note 12. Foreign Currency.

The functional currency of TechCare Corp. is New Israeli Shekels.

Note 13. Subsequent Events.

On October 31, 2016, following the closing of the merger agreement between TechCare Corp., f/k/a BreedIT Corp. (the "Registrant") and Novomic Ltd. and the appointment of new members to the Registrant's Board of Directors as disclosed below, the Registrant's Board of Directors accepted the resignation of Mr. Erez Zino as a director, effective immediately. Mr. Zino was a founder of a predecessor of the Registrant and a former principal stockholder, executive officer and a director of the Registrant. Mr. Zino served as CEO from July 2012 and became acting CFO in January 2013. In connection with the acquisition of 66.67% of BreedIT Israel in January 2014, Mr. Zino resigned as an executive officer of the Company but continued to serve as a director.

Also on October 31, 2016, the Board of Directors accepted the resignation of Liran Chen as Chief Executive Officer, effective immediately.

In addition, in connection with the change in control and the appointment of new management, the Board of Directors also accepted the resignation of Oded Gilboa as Chief Financial Officer, effective October 31, 2016. Mr. Gilboa was appointed as the Registrant's CFO on December 4, 2013.

Effective October 31, 2016, the Registrant's Board of Directors appointed: (i) Zvi Yemini, the Registrant's Chairman, as Chief Executive Officer; (ii) Messrs. Mordechai Bignitz, Oren Traistman and Yossef De-Levy to the Registrant's Board of Directors; and (iii) Josh Johnson as the Registrant's new Chief Financial Officer, following the resignation of Oded Gilboa as CFO.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATION. Back to Table of Contents

FORWARD-LOOKING STATEMENTS

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Certain statements that the Company may make from time to time, including all statements contained in this Form 10-Q that are not statements of historical fact, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and the safe harbor provisions set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by words such as "plans," "expects," "believes," "anticipates," "estimates," "projects," "will," "should," and other words of similar meaning used in conjunction with, among other things, discussions of future operations, financial performance, product development and new product launches, market position and expenditures. The Company assumes no obligation to update any forward-looking statements. Additional information concerning factors which could cause differences between forward-looking statements and future actual results is discussed under the heading "Risk Factors" in the Company's Current Report on Form 8-k/12g, as filed with the SEC on November 10, 2016. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help you understand our historical results of operations during the periods presented and our financial condition for the period ended September 30, 2016 and December 31, 2015. This MD&A should be read in conjunction with our consolidated financial statements and the accompanying notes to consolidated financial statements, together with the financial statements of Novomic Ltd for the years ended December 31, 2015 and 2014 and for the interim period ended March 31, 2016, contains forward-looking statements that involve risks and uncertainties. See section entitled "Forward-Looking Statements" above. It should be understood that as a result of the Closing of the Merger Agreement with Novomic on August 9, 2016, our historical results are not expected to be indicative of our future results.

Overview and Recent Developments

We are a company with limited operations and no significant revenues from our business operations. There is substantial doubt that we can continue as an on-going business for the next twelve months without the success of our new business operations of Novomic. We do not anticipate that Novomic will generate revenues from the sale of its head lice treatment platform until it receives regulatory approval from the CE, which is anticipated to occur during the year 2017, which will permit us to commence sales and marketing activities in Europe. Before we enter the U.S. market, we will need to secure approval from the FDA which should take approximately 12 months at a cost of approximately $150,000.

As a relatively new business engaged in "start-up" operations and activities, we will require substantial additional funding to successfully launch and commercially exploit our head lice treatment platform, fund the costs of securing regulatory approvals that we estimate will cost approximately $150,000 during the next 12 months and potentially significant additional costs if there are any unanticipated delays. We also must fund the estimated $1,000,000 in additional R&D expense and $850,000 in manufacturing and marketing costs. We project that we will need to raise approximately $1,200,000 during the next 12 months in order to successfully implement our business plan and to become profitable, of which there can be no assurance. Failure to obtain this necessary capital at acceptable terms, if at all, when needed, may force us to delay, limit, or terminate our product development efforts and secure regulatory approvals and would adversely impact our planned research and development efforts in connection with the Company's future products, which may make it more difficult for us to attain profitability.

On February 10, 2016, we signed a Merger Agreement (the "Merger Agreement" or the "Agreement") with Novomic Ltd, a private Company organized under the laws of the State of Israel ("Novomic") and a Shareholders' Agreement with the Novomic shareholders (the "Shareholders' Agreement"). The Merger Agreement was by and between the Registrant, on the one hand, and Novomic together with YMY Industry Ltd ("YMY") and Microdel Ltd ("Microdel"), the latter two of which are hereinafter referred to as the "Novomic Founders," on the other hand.　On August 9, 2016, the closing of the merger occurred, pursuant to which Novomic became a wholly-owned subsidiary of the Registrant.

Novomic Ltd. ("Novomic" or the "Company") was incorporated as a private limited liability Company in Israel in 2009. Since inception, Novomic has been a technology Company engaged in the design, development, manufacturing and commercialization of a unique platform enabling a variety of medical treatments utilizing Novomic's proprietary device that vaporizes liquids from a contained capsule into the treatment area (the "Device"). Novomic's first product utilizing the Device will be for the treatment of head lice. Its first and principal product is its head lice treatment product (the "Product") which is comprised of three key major components: Compressor, Head Cap and Treatment Capsule. The lice treatment solution has completed the development and prototype stages and the Company expects that in Q3 2016 it should receive CE regulatory approval (European Union) and also expects to finalize preparations for establishing a mass production line for our Capsules, which use readily available materials. The Company does not expect that there will be any future shortage in the availability or access to this materials in the foreseen future.

In a clinical report published in 2015 by the American Academy of Pediatrics (the "Report") it noted that while head lice (Pediculus humanus capitis) has been a companion of the human species since antiquity, that anecdotal reports from the 1990s estimated annual direct and indirect costs totaling $367 million, including remedies and other consumer costs. The Report stated that more recent estimates are that treatment costs are $1 billion annually. It further noted that while head lice are not a health hazard or a sign of poor hygiene, there is significant stigma resulting from head lice infestations in many developed countries, resulting in children being ostracized from their schools, friends, and other social events. The Report concluded that optimal treatments should be safe, should rapidly rid the individual of live lice, viable eggs, and residual nits, and should be easy to use and affordable.

Recent Developments and Plans

TechCare's current and future products are all based on the Device which was developed over a period of 7 years. During the past 18 months, TechCare has achieved the following:

•	Performed extensive market research for the lice treatment/prevention market;
•	Completed product development, which included finalization of commercial design of compressor, Capsules and head cap, optimizing the product efficiency, negotiating and finalizing the product supply chain across various suppliers;
•	Received the Israeli Ministry of health approval (AMAR) to market the lice product in Israel;
•	Attained ISO 9001certification;
•	Regulation: In advance stages of obtaining CE certificate;
•	Conducted extensive tests and measurements for treatment calibration protocol and efficiency;
•	Obtained recommendations from leading senior pediatrics; and
•	Opened Company headquarters offices in Israel’s Rosh Ha’ayin Industrial Park.

During the next 12-18 months, TechCare plans to focus its efforts on the following:

•	Finalizing distribution, OEM and JV agreements with well-known companies, in Israel and abroad;
•	Further optimization of the Device platform performance;
•	Reduction of manufacturing costs;
•	Commencing the development and commercialization of the Company’s future product line mainly to the fields of hair cosmetics and pest treatments;
•	Obtain additional regulatory approvals from the following regulatory agencies CE and the FDA among others;
•	Complete preparations for mass production by launching an automated capsule production line;
•	Presenting the platform and its application in leading conferences around the globe; and
•	Online sales of the head lice treatment platform.

With respect to FDA approval, TechCare is in advanced negotiations with a US distributor which will be responsible for obtaining and maintaining FDA approval for the head lice treatment platform including the Device and capsules. While there can be no assurance, the Company expects to sign a binding term sheet with the US distributor in or about August 2016; and expects that the FDA approval process should take approximately 12 months at a cost of approximately $150,000.

As a relatively new business engaged in "start-up" operations and activities, we will require substantial additional funding to successfully launch and commercially exploit our head lice treatment platform, fund the costs of securing regulatory approvals that we estimate will cost approximately $150,000 during the next 12 months and potentially significant additional costs if there are any unanticipated delays. We also must fund the estimated $1,000,000 in additional R&D expense and $850,000 in manufacturing and marketing costs. We project that we will need to raise approximately $1,200,000 during the next 12 months in order to successfully implement our business plan and to become profitable, of which there can be no assurance. Failure to obtain this necessary capital at acceptable terms, if at all, when needed, may force us to delay, limit, or terminate our product development efforts and secure regulatory approvals and would adversely impact our planned research and development efforts in connection with the Company’s future products, which may make it more difficult for us to attain profitability.

TechCare may be required to obtain additional regulatory approvals for the head lice treatment platform and its future products. If unable to receive regulatory approval or commercialize our product candidates, TechCare’s business will be adversely affected. CE approval is required for the marketing, distributing and sale of TechCare’s products in the EU, whereas FDA approval for such marketing, distributing and sale in the US.  In the event the products are to be sold in certain territories requiring additional regulatory approvals, such will be obtained by TechCare and/or by its distributors.

Our Treatment Solution

The intuitive logic behind the Company's approach to head-lice treatment and prevention is quite simple: In almost any living creature, the skin is built to isolate and protect from harsh environment, while the breathing system is relatively sensitive. Our research and laboratory experiments have made clear that lice are very sensitive to surrounding chemical vapors. Therefore, the environment created in our head cap is saturated with vapor that clings to the lice skin and essentially suffocates them. Even the lice eggs (nits) have breathing holes and are similarly affected.

Unlike existing solutions, the active ingredient in our treatment Capsules is not a nerve poison pesticide, but an organic substance, akin to vinegar, which attacks the lice breathing system.

Other benefits:

•	Safe for use for all ages;
•	Effectively kills adult lice, nymphs and eggs every time;
•	No need to stay wet in the shower with the shampoo or gel on, treatment can be administered in front of TV or computer;
•	Playful - colorful cap is illustrated with many designs to choose from, making the experience more acceptable by children;
•	Short treatment time;
•	Clean, dry treatment with no sticky residue means; and
•	Multiuse device – only need to replace inexpensive cartridge.

Sales and Marketing

While the Compressor component of our Product is designated to be a one-time purchase, the Head Cap and especially the Capsules will be sold separately and based on our estimates, which we believe are both reasonable and conservative, our target customers are expected to purchase between 12-16 Capsule units per year. Therefore, we estimate that the majority of the revenues the Company will generate in the future will be based on Capsules sales for both treatment and prevention of head lice.

The Company plans to focus its initial sales and marketing efforts on two of the largest markets in the world – the EU and US markets, starting in the EU where regulatory approval is expected in 2017.

In order to achieve its intended global footprint and market presence, the Company's primary distribution method will be based on the OEM model, in which the distributor will sell our Product under its own name and branding. We believe that the OEM model will reduce our marketing costs to a minimum while starting to generate revenues to support the our R&D efforts for utilizing our technological platform to expand our product line.

The Company also plans to market and advertise its products through online and e-commerce channels, which we believe will present a huge opportunity for generating sales and market acceptance.

Intellectual Property

Due to the importance of patents, the Company has devoted significant efforts and resources and will continue to invest resources in strengthening its patent portfolio. Below is the list of patents registered by the Company to date:

Patents	Each patent's relevance to the program	Date and status of registration

Mechanism of using vapors inside a hat for lice treatment (provisional 60878351)	Description of the mechanism and method	04.01.2007

Mechanism of using vapors inside a hat for lice treatment PCT (PCT/IL2008/000031)	Description of the mechanism and method	06.01.2008

US Pat. 2009/0235949	Description of the mechanism and method	27.05.2009

PCT	Description of the mechanism and method	16.06.2009

US 12/901,544	Description of the mechanism and method	10.10.2010

EP 11182376.1 EP 2 438 830 A1	Description of the mechanism and method	16.07.2014

US 13/544,269	Expanding on the basic patent	09.07.2012

The Company plans to expand existing patents related to pushing air using its mechanical Compressor and new substances which are now being researched and documented, and more subjects that will be developed during research.

Research and Development

The Company has spent approximately $1.3 million on R&D during the past three years. During this period the Company completed the lice product development, which included finalization of commercial design of compressor, Capsules and head cap and optimizing the product efficiency.

The Company plans to build upon the R&D achievements it had with the completion of the head lice treatment product as the basis to expand its variety of treatments and solutions, which will also be based on the developed platform and the knowledge the Company gained in principally during the past three years.

Results of Operations during the three and nine months ended September 30, 2016 as compared to the three and nine months ended September 30, 2015

During the three and nine months ended September 30, 2016 and 2015, we generated no revenues.

Our research and development expenses increased to $64,020 during the three months ended September 30, 2016 compared to $63,337 during the same period in the prior year and increased to $211,222 during the nine months ended September 30, 2016 compared to $99,904 during the same period in the prior year.

Our general and administrative expenses during the three and nine months ended September 30, 2016 were $287,462 and $946,169 as compared to $9,704 and $51,568 during the same period in the prior year. The significant increase was due to reverse-merger related expenses.

We incurred a net loss of $220,180 and $1,027,716 during the three and nine months ended September 30, 2016 compared to a net loss of $76,173 and $154,604 in same period in the prior year.

Purchase or Sale of Equipment

Other than the purchase of computers, work stations and printers, we do not expect to purchase or sell any plant or significant equipment.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2016 reflects assets of $745,992 consisting of cash of $686,381, prepaid assets of $30,485 and property and equipment net, of $29,126. As of December 31, 2015, the balance sheet reflects assets of $351,106 consisting of cash of $254,324, property and equipment net, of $14,445 and prepaid assets of $82,337.

As of September 30, 2016, we had total current liabilities of $408,357 consisting of accounts payable and accrued expenses of $211,643, deferred revenue of $115,170 and notes payable of $81,524.

As of December 31, 2015, we had total current liabilities of $247,188 consisting of $168,448 in accounts payable and accrued liabilities and $78,740 in notes payable.

We had positive working capital of $337,635 as of September 30, 2016 compared to positive working capital of $103,918 at December 31, 2015. The working capital has been sufficient to sustain our operations to date, although please see note regarding going concern. Our total liabilities as of September 30, 2016 were $408,357 compared to $247,188 at December 31, 2015.

During the nine months ended September 30, 2016, we used $806,128 in our operating activities. This resulted from a net loss of $1,027,716, offset by depreciation expenses of $5,574, imputed interest expense of $4,923, decrease in prepaid assets of $51,852, decrease in accounts in accounts payable of $8,338, increase in accrued expenses of $52,407 and an increase in deferred revenues of $115,170.

During the nine months ended September 30, 2015, we used $177,328 in our operating activities. This resulted from a net loss of $154,604, offset by depreciation expenses of $5,424, an increase in prepaid assets of $53,914, an increase in accounts in accounts payable of $10,329 and an increase in accrued expenses of $15,437.

During the nine months ended September 30, 2016, investing activities provided us with of $1,121,540 due to the purchase of property and equipment valued at $23,391 and $1,144,931 related to the effect of our reverse merger.

During the nine months ended September 30, 2015, we used $16,271 in our investing activities related to the purchase of property and equipment valued at $16,271.

During the nine months ended September 30, 2016, our financing activities provided us with of $165,000 through the issuance of common stock as compared to proceeds from the issuance of common stock of $150,000 in the same period in the prior year.

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

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the periods ended September 30, 2016 and the year ended December 31, 2015, and are included elsewhere in this report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

None.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures.

As of September 30, 2016, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as September 30, 2016. Management has identified corrective actions to address the weaknesses and plans to implement them during the fourth quarter of 2016.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the period covered by this report, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS Back to Table of Contents

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. However, from time to time, we may become a party to certain legal proceedings in the ordinary course of business.

ITEM 1A. RISK FACTORS  Back to Table of Contents

In addition to the other information set forth in this report, you should carefully consider the factors discussed in our Current Report on Form 8-k12g3 in Item 1. Description of Business, subheading "Risk Factors, which could materially affect our business, financial condition or future results. The risks described in our Current Report on Form 8-K12g3 are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEED Back to Table of Contents

N/A.

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

Exhibit No.	Description
31.1	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Zvi Yemini, filed herewith.
31.2	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Josh Johnson, filed herewith.
32.1	Section 906 of the Sarbanes-Oxley Act of 2002 of Zvi Yemini, filed herewith
32.2	Section 906 of the Sarbanes-Oxley Act of 2002 of Josh Johnson, filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

TechCare Corp.

By: /s/ Zvi Yemin
Zvi Yemini
Chief Executive Officer and Director
(Principal Executive Officer)
Date: December 20, 2016

By: /s/ Josh Johnson
Josh Johnson
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: December 20, 2016

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Zvi Yemini
Zvi Yemini
Chairman
Date: December 20, 2016

By: /s/ Mordechai Bignitz
Mordechai Bignitz
Director
Date: December 20, 2016