Form 10-K
period 2016-12-31
TechCare Corp.
filed 2017-05-10
CIK 1498067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-K
_________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

Commission file number 333-168527

TechCare Corp.
(Exact Name of Registrant As Specified In Its Charter)

Delaware	68-0080601
(State of Incorporation)	(I.R.S. Employer Identification No.)

23 Hamelacha Street, Park Afek, Rosh Ha'ain, Israel	4809173
(Address of Principal Executive Offices)	(ZIP Code)

Registrant's Telephone Number, Including Area Code: +(972) 3 750-3060

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $0.0001

Indicate if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.☐ Yes ☒ No
Indicate if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.☐ Yes ☒ No

Indicate whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☐ Yes ☒ No

Indicate whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).☐ Yes ☒ No

Indicate if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	[X]
Emerging growth company	☐

Indicate whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

On June 30, 2016, the aggregate market value of the 2,738,040 common stock held by non-affiliates of the registrant was approximately $2,464,236 based on the closing price of $0.90 per share of the Registrants common stock on June 30, 2016.
The registrant had 21,511,234 shares of common stock outstanding as of May 10, 2017. The aggregate market value of 12,613,032 common stock held by non-affiliates of the registrant as of May 10, 2017 was $7,441,688 as computed by reference to the closing price of such common stock on OTCQB on such date.

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

Our financial statements are stated in United States dollars ("US$") and are prepared in accordance with United States generally accepted accounting principles ("GAAP"). In this Annual Report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the shares of our common stock. As used in this Annual Report, the terms "we," "us," "our," "TechCare," the "Company" and the "Registrant" mean TechCare Corp. and its subsidiaries unless the context clearly requires otherwise.

This filing reflects the restatement of annual report for the year ended December 31, 2015. The restatements concern certain fixed asset additions and corresponding depreciation expense, stock based compensation, and common stock issuances, based on further analysis by the Company. The Company has determined that said items should have been included and valued, which has led to the aforementioned restatements. These restatements should be read in conjunction with our previously filed annual report on Form 10-K for the year ended December 31, 2015. Please see Note 3 to our financial statements herein for further information.

PART I

ITEM 1. DESCRIPTION OF BUSINESS Back to Table of Contents

Corporate Background

We are a technology company engaged in the design, development and commercialization of a platform utilizing proprietary cold vaporization technology to commercialize health, wellness and beauty treatments (the “Platform”). As of the date hereof, we have limited operations and no revenues from our business operations. There is substantial doubt that we can continue as a going concern and an on-going business for the next twelve months without the success of our business operations. We expect to commence generating revenue during 2018.

We project that we will need to raise up to $2,000,000 during the next 12 months in order to successfully implement our business plan and to become profitable, of which there can be no assurance. Failure to obtain this necessary capital at acceptable terms, if at all, when needed, may force us to delay, limit, or terminate our products development efforts and secure regulatory approvals and would adversely impact our planned research and development efforts in connection with the Company's future products, which may make it more difficult for us to attain profitability.

On February 8, 2016, we signed a Merger Agreement (the "Merger Agreement") with Novomic Ltd, a private company organized under the laws of the State of Israel ("Novomic") and a Shareholders' Agreement with the Novomic shareholders (the "Shareholders' Agreement"). The Merger Agreement was by and between the Company, on the one hand, and Novomic together with YMY Industry Ltd ("YMY") and Microdel Ltd ("Microdel"), the latter two of which are hereinafter referred to as the "Novomic Founders," on the other hand. On August 9, 2016, the merger closed and Novomic became a wholly-owned subsidiary of the Company.

Upon closing of the merger, the former Novomic shareholders owned approximately73.52% and Techcare stockholders retained approximately 26.48% of the combined company, on a fully diluted basis. Accordingly, while Techcare was the legal acquirer, Novomic was treated as the acquiring company in the merger for accounting purposes, and the merger was accounted for as a reverse merger as described in note4 to our financial statements for the years ended December 31, 2016 and 2015 which are included within Item 8 in this annual report.

As a result, the financial statements of the Company prior to the merger date are the historical financial statements of Novomic, whereas the financial statements of the Company after the merger date reflect the results of the operations of Novomic and Techcare on a combined basis.

In connection with the closing, the Company (i) changed its name from BreedIT Corp. to TechCare Corp.; (ii) the 149,219,173 outstanding shares of the Registrant's common Stock were subject to a reverse split on a one-for-thirty (1:30) basis (the "Reverse Split") resulting in 4,973,972 outstanding shares of common stock; and (iii) authorized ten million (10,000,000) shares of preferred stock, par value $0.0001 (the "Preferred Stock"), which may be issued in one or more classes or series, having such designations, preferences, privileges and rights as the Board of Directors may determine. The foregoing was approved by FINRA on October 21, 2016. Following the closing, the Registrant's Board of Directors consists of three persons, one designated by the TechCare Corp. shareholders and the remaining two designated by the Novomic shareholders.

Novomic was incorporated as a private limited liability Company in Israel in 2009. Since inception, Novomic has been a technology company engaged in the design, development and commercialization of the Platform utilizing its proprietary device that vaporizes liquids from a contained capsule into a treatment area.

Our Treatment Solutions

Novokid – Natural, Plant-based and Effective Lice Treatment

Parents and children exposed to head lice are now forced to use standard Over the Counter ("OTC") treatments that are toxic, often ineffective, time consuming and expensive. The global market for head lice treatments is estimated at $1.8 billion per annum whereas 6-12 million children get head lice each year in the US alone causing indirect damages estimated at $1 billion per annum. According to the Journal of Medical Entomology, 98% of lice have developed resistance to existing treatments in the US and they have now referred to as “super-lice”. Most current treatments contain pesticides, alcohol or silicone, which are all associated with a wide variety of hazardous side effects. Novokid is a non-pesticide, natural, plant-based and eco-friendly solution that eliminates lice and super lice by a 10 minute dry treatment. This compares with current treatments that required 20-40 minutes of shampooing and daily combing. Our treatment is fast, dry, clean, and easily administered at home or on the go. Novokid can also be used as a maintenance and preventative treatment if used regularly.

Shine – Natural Haircare rejuvenation

Shine uses cold vaporization and a proprietary formulation to clean, treat and improve the appearance of the hair and scalp. In addition to removing the residue of products, the treatments will balance the hair’s pH levels, add body and shine, define curls, and strengthen and protect hair from further damage. Like our solution for lice, users simply put a Shine capsule in the compressor, place the attached cap on their head and sit for a 10-minute treatment. There is no need to rinse or shampoo following the treatment.

The global hair care market is estimated to be in excess of $80 billion per annum, and we are looking to establish a presence in the home treatment niche. To that end, we are in the process of expanding the Shine treatment product line to include formulations for the needs of specific hair types, such as dry, curly, colored, and over-processed hair.

Recent Developments and Plans

Our current and future products are all based on the Platform which was developed over a period of 7 years. During the past 18 months, we have achieved the following:

•   Performed extensive market research for the lice treatment/prevention market;
•   Completed product development of Novokid, which included finalization of commercial design of vaporizer, capsules and head cap, optimizing the product efficiency, negotiating and finalizing the product supply chain across various suppliers;
•   Received the Israeli Ministry of health approval (AMAR) to market the lice product in Israel;
•   Attained ISO 9001certification;
•   Regulation: In advance stages of obtaining CE (the European Union) certificate;
•   Conducted extensive tests and measurements for treatment calibration protocol and efficiency;
•   Obtained recommendations from leading senior pediatrics; and
•   Opened Company headquarters offices in Israel’s Rosh Ha’ayin Industrial Park.

During the next 12-18 months, Novomic plans to focus its efforts on the following:

•   Finalizing distribution, Original Equipment Manufacturer and Joint Venture agreements with well-known companies in Israel and abroad;
•   Further optimization of Novokid and Shine products;
•   Reduction of manufacturing costs;
•   Commencing the development and commercialization of the Company's future product line mainly to the fields of hair cosmetics, pest treatments and dermatology related cosmetics treatments;
•   Obtain additional regulatory approvals from the following regulatory agencies CE and the FDA (US Food and Drug Administration) among others;
•   Complete preparations for mass production by launching an automated capsule production line;
•   Presenting the platform and its application in leading conferences around the globe; and
•   Online sales of the head lice treatment platform.

With respect to FDA approval, we are in advanced negotiations with a US distributor which will be responsible for obtaining and maintaining FDA approval for the head lice treatment platform including the Device and capsules.

While there can be no assurance, the Company expects to sign a binding term-sheet with the US distributor during the first half of 2017; and expects that the FDA approval process should take approximately 12 months at a cost of approximately $150,000.

We may be required to obtain additional regulatory approvals for the head lice treatment platform and its future products. If unable to receive regulatory approval or commercialize our products candidates, our business will be adversely affected. CE approval is required for the marketing, distributing and sale of our products in the EU, whereas FDA approval is required for such marketing, distributing and sale in the US.  In the event the products are to be sold in certain territories requiring additional regulatory approvals, such will be obtained by us and/or by our distributors.

Sales and Marketing

While the vaporizer for both Novokid and Shine is designated to be a one-time purchase, the Head Cap, and especially the capsules, will be sold separately based on the razor/razor-blade business model and based on our estimates, which we believe are both reasonable and conservative. Our target customers are expected to purchase between 12-16 capsule units per year. Therefore, we estimate that the majority of the revenues that the Company will generate in the future will be based on capsules sales for both Novokid and Shine products.

The Company plans to focus its initial sales and marketing efforts on two of the largest markets in the world – the EU and US markets, starting in the EU where regulatory approval is expected in Q3 2017.

In order to achieve its intended global footprint and market presence, the Company's primary distribution method will be based on the Original Equipment Manufacturer ("OEM") model, in which the distributor will sell our Products under its own name and branding. We believe that the OEM model will reduce our marketing costs to a minimum while starting to generate revenues to support our R&D efforts for utilizing our technological platform to expand our product line.

The Company also plans to market and advertise its products through online and e-commerce channels, which we believe will present a huge opportunity for generating sales and market acceptance.

Research and Development

We spent approximately $1.5 million on R&D during the past two years. During this period, the Company completed the products development of both Novokid and Shine, which included finalization of commercial design of compressor, capsules and head cap and optimizing the products efficiency.

The Company plans to build upon the R&D achievements it had with the completion of the head lice treatment product as the basis to expand its variety of treatments and solutions, which will also be based on the developed platform and the knowledge the Company gained principally during the past two years.

Intellectual Property

Due to the importance of patents, the Company has devoted significant efforts and resources and will continue to invest resources in strengthening its patent portfolio. Below is the list of patents registered by the Company to date:

Patents	Each patent's relevance to the program	Date and status of registration

EP 2 438 830 B1	Treating lice with gaseous compounds in an airtight space.	16.07.2014

US 9/307820 B2	Treating lice with gaseous compounds in an airtight space.	12.04.2016

US 15/438842 *	Treating an object with gaseous compounds in an airtight space.	22.02.2017

*Under approval process.

The Company plans to expand existing patents related to pushing air using its mechanical Compressor and new substances which are now being researched and documented, and more subjects that will be developed during research.

Competition

Novokid

In the key markets, in which the Company plans to compete, our competition will range from prescription and OTC treatments, many of which are well-established and accepted in the market, to simple home remedies, which include occlusive agents, such as “petrolatum shampoo,” mayonnaise, butter or margarine, herbal oils, and olive oil, applied to suffocate the lice. These home remedies, while widely used, have not been evaluated for effectiveness in randomized controlled trials. To date, only anecdotal information is available concerning effectiveness.

At present, there are four to five products and many low-cost generics and store brand equivalents that dominate the lice treatment market. However, the active ingredients in these pharmacological therapies are mostly based on chemical insecticides. A major problem that chemical-based solutions are now facing (mainly pyrethroids) is that a growing amount of head lice have developed gene mutation that made them resisted to pyrethroids (those lice are being referred in the common population as “Super Lice”). Pyrethroids are the family of insecticides used to kill lice in common over-the-counter treatment products.

However, during our research we found that no product on the market today provides a complete solution comparable to our treatment, which we believe will place us in position to succeed in the head lice treatment market. Our treatment is designed to create an isolated, controlled environment around the head lice-infested area, in-which a vapor concentration of acetic acid is created, which will be fatal for lice and their eggs, but harmless to the skin and hair of the patient.

Shine

In the key markets, in which the Company plans to compete, our competition will range from other beauty and hair care related devices and other dry cosmetic products. Our market research has indicated that we present a unique and innovative alternative to such treatments presenting an efficient, easy to use, cost effective treatment.

Seasonality

It is unlikely that all head lice infestations can be prevented, because children come into head-to-head contact with each other frequently, most often in school or in other environments where children are together. As a result, head-lice incidence peaks during the school year and during the summer camps. Therefore, we expect strong demand for our product throughout the year with minor or no seasonality fluctuations.

Social and Economic Factors

Schools in the United States, Canada, and Australia commonly exclude infested students, and prevent return of those students until all lice, eggs, and nits are removed. This could have major social implications on both the children and the parents that are required on a day's notice to cease their day-to-day activities and focus on their child's head lice problem. To save time and for better results, we believe that people will readily accept and use the latest technology and cost efficient product represented by the Company's treatment.

For the year ended 2016, the corporate tax rate in Israel is 25% and has signed tax treaties with many countries to reduce export and import tariffs. We believe that this export friendly policy of Israel will help our business because we will be manufacturing the capsules, which are the main component of the products in Israel, for export to the United States, Canada and countries of European Union with the collective market we estimate has up to hundreds of millions of persons, mostly children, infected with head lice on an annual basis.

Government Regulation

Our head lice treatment is subject to regulation by and approval from CE and the FDA. EU regulations specify that treatments for human diseases be classified either as a medicinal product or a medical device. Pediculosis (head lice) treatments fall into both categories, as will be explored in further detail below. The EU defines three different classes of pediculosis treatments:

1. Those that act via pharmacologically active ingredients (such as insecticides like pyrethrum extract, organophosphates or carbamates). These are classified as medicinal products. Such treatments have to overcome possibilities of resistance and toxicity (for example, the phasing out of lindane in Europe over toxological and environmental concerns).

2. A more recent class of treatments are those that act via a physical mechanism, as opposed to a chemical one. These are classified as medical devices and include silicone oil-based treatments such as dimeticones. By contrast to the former class of treatments, these are non-toxic to humans and are not likely to suffer from problems of resistance.

3. The third class of treatments are those which are based on essential oils and herbal extracts. Efficacy claims for such treatments have been advanced under both chemical and physical headings: they are mostly registered as medical devices.

With respect to CE approval, we have applied for a class I medical device CE approval which we reasonably expect to receive during Q32017. The aggregate cost of the CE approval process, including required testing, is $17,800.

FDA-approved treatments for head lice include both OTC products and prescription drugs, such as Nix and Rid, in the form of shampoos, creams and lotions. However, many head lice products are not for use in children under the age of 2. Although OTC drugs are available for treatment of head lice, health care professionals often prescribe drugs recently approved by the FDA, such as Ulesfia (approved in 2009), Natroba (approved in 2011) or Sklice (approved in 2012).

With respect to FDA approval, we are in advanced negotiations with a US distributor which will be responsible for obtaining and maintaining FDA approval for the head lice treatment platform including the Device and capsules. While there can be no assurance, the Company expects to sign a binding term sheet with the US Distributor during the first half of 2017 and expects that the FDA approval process should take approximately 12 months at a cost of approximately $150,000.

Employees

We currently engage 12 employees and service providers working in various fields of management R&D, Product management, marketing and regulatory advice.

ITEM 1A. RISK FACTORS Back to Table of Contents

Risks Associated With Our Business

Our Independent Registered Public Accounting Firm has expressed substantial doubt as to our ability to continue as a going concern.

Our audited financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern. We believe that in order to continue as a going concern, including the costs of being a public company, we will need approximately $50,000 per year simply to cover the administrative, legal and accounting fees. We have funded these losses primarily through the sale of restricted shares of our Common Stock and the issuance of notes, which have subsequently been converted into restricted shares of Common Stock.

Based on our financial statements for the years ended December 31, 2016 and 2015, our independent registered public accounting firms have expressed substantial doubt as to our ability to continue as a going concern. To date we have not generated any revenue.

Notwithstanding our belief that we should be able to raise equity capital at terms acceptable to the Company, there can be no assurance that we will have adequate capital resources or be able to continue to raise equity and/or debt capital to fund planned operations or that any additional funds will be available to us when needed or at all, or, if available, will be available on favorable terms or in amounts required by us. If we are unable to obtain adequate capital resources to fund operations, we may be required to delay, scale back or eliminate some or all of our plans of operations, which may have a material adverse effect on our business, results of operations and ability to operate as a going concern.

Our limited operating history does not afford investors a sufficient history on which to base an investment decision.

The Company's wholly-owned subsidiary, was a private limited liability company incorporated under the laws of the State of Israel in 2009, and has not generated any revenues to date. We expect to commercially launch our proprietary head lice treatment platform soon after we receive CE regulatory approval, expected in Q3 2017. There can be no assurance at this time that we will be able to operate profitably or that we will have adequate working capital to meet our obligations as they become due. Investors must consider the risks and difficulties frequently encountered by early stage companies, particularly in rapidly evolving markets. Such risks include the following:

•   competition;
•   need for acceptance of our product;
•   ability to develop a brand identity;
•   ability to anticipate and adapt to a competitive market;
•   ability to effectively manage rapidly expanding operations;
•   amount and timing of operating costs and capital expenditures relating to expansion of our business, operations, and infrastructure; and
•   dependence upon key personnel to market and sell our products and the loss of one of our key managers may adversely affect the marketing of our products.

We cannot be certain that our business strategy will be successful or that we will successfully address these risks. In the event that we do not successfully address these risks, our business, prospects, financial condition, and results of operations could be materially and adversely affected.

We face many of the risks and difficulties frequently encountered by relatively new companies with respect to our operations including our ability to raise sufficient capital to fund our operations.

We will require substantial additional funding to successfully launch and commercially exploit our head lice treatment platform, fund the costs of securing regulatory approvals that we estimate will cost approximately $168,000 during the next 12 months and potentially significant additional costs if there are any unanticipated delays. We also believe that we will need to raise an estimated $1,000,000 in additional R&D expense and $850,000 in manufacturing and marketing costs. We project that we will need to raise approximately $1,200,000 during the next 12 months in order to successfully implement our business plan and to become profitable, of which there can be no assurance. Failure to obtain this necessary capital at acceptable terms, if at all, when needed may force us to delay, limit, or terminate our product development efforts and secure regulatory approvals and would adversely impact our planned research and development efforts in connection with our future products, which may make it more difficult for us to attain profitability.

We cannot be sure that any additional funding, if needed, will be available on terms favorable to us or at all. Furthermore, any additional equity or equity-related financing may be dilutive to our stockholders, new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of common stock, and debt or equity financing, if available, may subject us to restrictive covenants and significant interest costs. If we obtain funding through a strategic collaboration or licensing arrangement, we may be required to relinquish our rights to our product or marketing territories. If we are unable to obtain the financing necessary to support our operations, we may be required to defer, reduce or eliminate certain planned expenditures or significantly curtail our operations.

Our treatment platform may not be accepted in the marketplace.

Uncertainty exists as to whether our head lice treatment platform including our Product and Device will be accepted by the market. A number of factors may limit the market acceptance of our treatment platform, including the availability of alternative treatments and the price of our product relative to alternative products. There is a risk that potential customers as well as physicians will be encouraged to continue to use other products and/or methods instead of ours. We are assuming that, notwithstanding the fact that our treatment platform is new in the market, customers will elect to use our treatment because of the historic acceptance of other products and treatments that have been in the market virtually "forever." While we intend to continue to build and gather data to demonstrate the benefit of our head lice treatment platform, this data gathering may not be conclusive or may be viewed as insufficient by potential users.

Our revenues will be dependent upon acceptance of our treatment platform by the market. The failure of such acceptance will cause us to curtail or cease operations.

Our revenues are expected to come from the sale of our head lice and hair care treatment products. As a result, we will continue to incur operating losses until such time as sales of our products reaches a mature level and we are able to generate sufficient revenues from these sales to meet our operating expenses. There can be no assurance that consumers will accept our unique products and treatment platforms. In the event that we are not able to market and significantly generate market acceptance, our financial condition and results of operations will be materially and adversely affected.

We will face intense competition in our market.

The medical device and cosmetic industries, which include the head lice treatment segment, are intensely competitive. If we are unable to compete effectively with existing solutions, new treatment methods and new technologies, we may be unable to successfully commercialize our products and, as a result, we may be unable to generate sufficient revenues to sustain our operations.

Defects or malfunctions in our products could hurt our reputation, sales and profitability.

Our business and the level of customer acceptance of our product depend upon the effective and reliable operation of our one head lice treatment platform, including its three components: Compressor, Head Cap and capsules. If any component of our platform contains undetected defects or errors when first introduced or as new versions are released, our reputation could suffer and our potential revenues could decline or be delayed while such defects are remedied.

There can be no assurance that, despite our testing, errors will not be found in our treatment platform product or new releases, resulting in loss of future revenues or delay in market acceptance, diversion of development resources, damage to our reputation, among other adverse effects, any of which would have a material adverse effect upon our business, operating results and financial condition.

If we are unable to protect our intellectual property, our business will be negatively affected.

The market for medical treatment devices, including head lice treatment, may be subject to litigation regarding patent and other intellectual property rights. It is possible that our device may not withstand challenges made by others or that our patents protect our rights adequately. Our success depends in large part on our ability to secure and maintain effective patent protection for our products and treatment in the United States and internationally. We have acquired patents that have been granted as well as patents pending and expect to continue to file patent applications for various aspects of our device technology. However, we face the risks that:

•   we may fail to secure necessary patents on our patents pending prior to or after obtaining regulatory clearances, thereby permitting competitors to market competing products; and
•   our already-granted patents may be re-examined, invalidated or not extended.

If we are unable to protect our intellectual property adequately, our business and commercial prospects will suffer.

We may be accused of infringing intellectual property rights of third parties.

Other parties may claim that our Device infringes on their proprietary rights. We may be subject to claims and legal proceedings regarding alleged infringement by us of the intellectual property rights of third parties. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources, legal fees, injunctions or the payment of damages. In the event that our patents do not fully protect us, we may need to obtain licenses from third parties who allege that we have infringed their rights, but such licenses may not be available on terms acceptable to us or at all. In addition, we may not be able to obtain or utilize on terms that are favorable to us, or at all, licenses or other rights with respect to intellectual property we do not own.

We operate in a highly competitive industry and must compete against many large companies that could adversely affect our ability to succeed.

There are numerous established companies that offer head lice treatment and products including entities that manufacture and sell OTC remedies and physician prescribed products as well as established home remedies. Many if not all of these competitors have far greater financial and other resources and far longer operating histories than we do. We are a new entry into this competitive market and may struggle to differentiate ourselves as a viable competitor whose head lice treatment provides more value and efficacy than the competition.

Our business plan depends upon entering into agreements with third-party manufacturers and distributors.

We plan on entering into and may be expected to become dependent on our collaborative arrangements with third parties for a substantial portion of our revenue, and our development and commercialization activities. We will be dependent upon the success of these third-party arrangements and to the extent that we are unable to establish these arrangements on a timely basis, or we fail to select satisfactory parties with whom we collaborate, may be experience significant delays which would likely increase our costs and materially adversely affect our business.

Our By-Laws provide for indemnification of our directors and officers and the purchase of D&O insurance at our expense. This will limit the potential liability of our directors and officers at a major cost to us and hurt the interests of our shareholders.

The Company's By-Laws include provisions that eliminate the personal liability of the directors of the Company for monetary damages to the fullest extent possible under the laws of the State of Delaware or other applicable law. These provisions eliminate the liability of directors to the Company and its stockholders for monetary damages arising out of any violation of a director of his fiduciary duty of due care. Under Delaware law, however, such provisions do not eliminate the personal liability of a director for (i) breach of the director's duty of loyalty, (ii) acts or omissions not in good faith or involving intentional misconduct or knowing violation of law, (iii) payment of dividends or repurchases of stock other than from lawfully available funds, or (iv) any transaction from which the director derived an improper benefit. These provisions do not affect a director's liabilities under the federal securities laws or the recovery of damages by third parties.

Reporting requirements under the Securities Exchange Act of 1934 and compliance with the Sarbanes-Oxley Act Of 2002, including establishing and maintaining acceptable internal control over financial reporting, are costly and may increase substantially in the future.

The rules and regulations of the SEC require a public company to prepare and file periodic reports under the Exchange Act, which will require that the Company engage legal, accounting, auditing and other professional services. The engagement of such services is costly. Additionally, the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") requires, among other things, that we design, implement and maintain adequate internal controls and procedures over financial reporting. The costs of complying with the Sarbanes-Oxley Act and the limited technically qualified personnel we have may make it difficult for us to design, implement and maintain adequate internal controls over financial reporting. We expect these costs to be approximately $50,000 per year. In the event that we fail to maintain an effective system of internal controls or discover material weaknesses in our internal controls, we may not be able to produce reliable financial reports or report fraud, which may harm our overall financial condition and result in loss of investor confidence and a decline in our share price.

We continue to evaluate the impact of internal control over financial reporting and disclosure controls and procedures. As of December 31, 2016, the ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies with a small number of staff:

(i)  Inadequate segregation of duties consistent with control objectives; and
(ii) Ineffective controls over period end financial disclosure and reporting processes.

As a public company, we may be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act of 2010 and other applicable securities rules and regulations. Compliance with these rules and regulations will nonetheless increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an "Emerging Growth Company." The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results.

We are working with our legal, independent accounting and financial advisors to identify those areas in which changes should be made to our financial and management control systems to manage our growth and our obligations as a public company. These areas include corporate governance, corporate control, disclosure controls and procedures and financial reporting and accounting systems. We have made, and will continue to make, changes in these and other areas. However, we anticipate that the expenses that will be required for being a public company could be material. We estimate that the aggregate cost of increased legal services; accounting and audit functions; personnel, such as a chief financial officer familiar with the obligations of public company reporting; consultants to design and implement internal controls could be material. In addition, if and when we retain independent directors and/or additional members of senior management, we may incur additional expenses related to director compensation and/or premiums for directors' and officers' liability insurance, the costs of which we cannot estimate at this time. We may also incur additional expenses associated with investor relations and similar functions, the cost of which we also cannot estimate at this time. However, these additional expenses individually, or in the aggregate, may also be material.

In addition, being a public company could make it more difficult or more costly for us to obtain certain types of insurance, including directors' and officers' liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

The increased costs associated with operating as a public company may decrease our operating performance, and may cause us to increase the prices of our product to offset the effect of such increased costs. Additionally, if these requirements divert our management's attention from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations.

Dependence upon regulatory approvals.

We will be required to obtain additional regulatory approvals for the platform and its future products. If unable to receive regulatory approval or commercialize our product candidates, our business will be adversely affected. CE approval is required for the marketing, distributing and sale of our products in the EU, whereas FDA approval for such marketing, distributing and sale in the US.  In the event the products are to be sold in certain territories requiring additional regulatory approvals, such will be obtained by us and/or by its distributors.

We cannot be sure that any additional funding, if needed, will be available on terms favorable to us or at all. Furthermore, any additional equity or equity-related financing may be dilutive to our stockholders, new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of common stock, and debt or equity financing, if available, may subject us to restrictive covenants and significant interest costs. If we obtain funding through a strategic collaboration or licensing arrangement, we may be required to relinquish our rights to our product or marketing territories. If we are unable to obtain the financing necessary to support our operations, we may be required to defer, reduce or eliminate certain planned expenditures or significantly curtail our operations.

We will need to increase the size of our organization, and may experience difficulties in managing growth.

At present, we are a small company. We expect to experience a period of expansion in headcount, infrastructure and overhead and anticipate that further expansion will be required to address potential growth and market opportunities. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate new managers. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to manage any future growth effectively.

We may not be able to successfully expand our business through acquisitions.

We review corporate and product line acquisition candidates as a part of our growth strategy. If we decide to undertake an acquisition, we may not be able to successfully integrate it in order to realize the full benefit of such acquisition. Factors which may affect our ability to grow successfully through acquisitions include:

•   inability to identify suitable targets given the relatively narrow scope of our business;
•   inability to obtain acquisition or additional working capital financing due to our financial condition;
•   difficulties and expenses in connection with integrating the acquired companies and achieving the expected benefits;
•   diversion of management’s attention from current operations;
•   the possibility that we may be adversely affected by risk factors facing the acquired companies;
•   acquisitions could be dilutive to earnings, or in the event of acquisitions made through the issuance of our common shares to the stockholders of the acquired Company, dilutive to the percentage of ownership of our existing stockholders;
•   potential losses resulting from undiscovered liabilities of acquired companies not covered by the indemnification we may obtain from the seller; and
•   loss of key employees of the acquired companies.

Risks Related to Our Common Stock

Reduced Liquidity or Illiquidity of our Common Stock.

Our common stock is currently subject to quotation on the OTCBQ market. There is currently no active trading market in our common stock on the OTCBQ market and there can be no assurance that any active trading market will commence or be sustained.

Shares issuable upon the exercise of warrants may substantially increase the number of Shares available for sale in the public market and depress the price of our stock.

We have obligations to issue warrants to acquire a number of TECR Shares to be determined by the newly constituted Board of Directors, including the terms of exercise, expiration dates, exercise price, among other terms and conditions (the "Warrants"). In addition, pursuant to the terms of the Merger Agreement, we agreed to issue warrants to the Novomic stockholders (the "Stockholders' Warrants"). To the extent any of the Stockholders' Warrants or Warrants are exercised and/or any additional warrants or options are granted and subsequently exercised, there will be further dilution to stockholders and investors. Until the options and warrants expire, the respective holders will have an opportunity to profit from any increase in the market price of our Shares without assuming the risks of ownership. Holders of options and warrants may convert or exercise these securities at a time when we could obtain additional capital on terms more favorable than those provided by the options or warrants. The exercise of the options and warrants will dilute the voting interest of the owners of presently outstanding shares by adding a substantial number of additional shares of our common stock.

We have reserved shares of common stock for issuance upon the exercise of the Stockholders' Warrants and Warrants and may increase the Shares reserved for these purposes in the future.

The shares of our common stock, which are subject to quotation on the OTCQB, and which are issuable upon the exercise of outstanding warrants, may be sold in the public market pursuant to Rule 144, if available or pursuant to the Selling Stockholders' Registration Statement. The sale of our Common Stock issued or issuable upon the exercise of any Stockholders' Warrants described above, or the perception that such sales could occur, may adversely affect the market price of our Common Stock on the OTCQB.

We are subject to compliance with securities law, which exposes us to potential liabilities, including potential rescission rights.

We have offered and sold our Common Stock to investors pursuant to certain exemptions from the registration requirements of the Act, as well as those of various state securities laws. The basis for relying on such exemptions is factual; that is, the applicability of such exemptions depends upon our conduct and that of those persons contacting prospective investors and making the offering. We have not received a legal opinion to the effect that any of our prior offerings were exempt from registration under any federal or state law. Instead, we have relied upon the operative facts as the basis for such exemptions, including information provided by investors themselves.

If any prior offering did not qualify for such exemption, an investor would have the right to rescind its purchase of the securities if it so desired. It is possible that if an investor should seek rescission, such investor would succeed. A similar situation prevails under state law in those states where the securities may be offered without registration in reliance on the partial preemption from the registration or qualification provisions of such state statutes. If investors were successful in seeking rescission, we would face severe financial demands that could adversely affect our business and operations. Additionally, if we did not in fact qualify for the exemptions upon which it has relied, we may become subject to significant fines and penalties imposed by the SEC and state securities agencies.

We have never paid cash dividends and do not anticipate doing so in the foreseeable future.

We have never declared or paid cash dividends on our shares of Common Stock. We currently plan to retain any earnings to finance the growth of our business rather than to pay cash dividends. Payments of any cash dividends in the future will depend on our financial condition, results of operations and capital requirements, as well as other factors deemed relevant by our board of directors.

Our Common Stock is subject to the “Penny Stock” rules of the SEC and the trading market in our stock is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•   That a broker or dealer approve a person’s account for transactions in penny stocks; and
•   The broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•   Obtain financial information and investment experience objectives of the person; and
•   Make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•   Sets forth the basis on which the broker or dealer made the suitability determination; and
•   That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our Common Stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Financial Industry Regulatory Authority, Inc. (“FINRA”) sales practice requirements may limit a shareholder’s ability to buy and sell our Common Stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our Common

Stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Our stock is thinly traded, sale of your holding may take a considerable amount of time.

The shares of our Common Stock are thinly-traded on the OTCQB Market, meaning that the number of persons interested in purchasing our Common Stock at or near bid prices at any given time may be relatively small or non-existent. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our Common Stock will develop or be sustained, or that current trading levels will be sustained. Due to these conditions, we can give you no assurance that you will be able to sell your shares at or near bid prices or at all if you need money or otherwise desire to liquidate your shares.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of Common Stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to amended Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement. Affiliates may sell after six months subject to the Rule 144 volume, manner of sale (for equity securities), current public information and notice requirements. Any substantial sales of our Common Stock pursuant to Rule 144 may have a material adverse effect on the market price of our Common Stock.

If we fail to maintain effective internal controls over financial reporting, the price of our Common Stock may be adversely affected.

Our internal control over financial reporting may have weaknesses and conditions that could require correction or remediation, the disclosure of which may have an adverse impact on the price of our Common Stock. We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely affect our public disclosures regarding our business, prospects, financial condition or results of operations. In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting or disclosure of management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our Common Stock.

Based on this evaluation, the Company’s management concluded its internal control over financial reporting was not effective as of December 31, 2016.  The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies with small number of staff:
(i) Inadequate segregation of duties consistent with control objectives; and
(ii) Ineffective controls over period end financial disclosure and reporting processes.

Our share price could be volatile and our trading volume may fluctuate substantially.

The price of our common shares has been and may in the future continue to be extremely volatile, with the sale price fluctuating from a low of $0.31to a high of $0.96 during the twelve months. Many factors could have a significant impact on the future price of our common shares, including:

•   our inability to raise additional capital to fund our operations, whether through the issuance of equity securities or debt;
•   our failure to successfully implement our business objectives and strategic growth plans;
•   compliance with ongoing regulatory requirements;
•   market acceptance of our product;
•   changes in government regulations;
•   general economic conditions and other external factors; and
•   actual or anticipated fluctuations in our quarterly financial and operating results; and the degree of trading liquidity in our common shares.

Our annual and quarterly results may fluctuate greatly, which may cause substantial fluctuations in our common stock price.

Our annual and quarterly operating results may in the future fluctuate significantly depending on factors including the timing of purchase orders, new product releases by us and other companies, gain or loss of significant customers, price discounting of our product, the timing of expenditures, product delivery requirements and economic conditions. Revenues related to our product are required to be recognized upon satisfaction of all applicable revenue recognition criteria. The recognition of revenues from our product is dependent on a number of factors, including, but not limited to, the terms of any license agreement.

Any unfavorable change in these or other factors could have a material adverse effect on our operating results for a particular quarter or year, which may cause downward pressure on our common stock price. We expect quarterly and annual fluctuations to continue for the foreseeable future.

Delaware law contains provisions that could discourage, delay or prevent a change in control of our company, prevent attempts to replace or remove current management and reduce the market price of our stock.

Provisions in our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition involving us that our stockholders may consider favorable. For example, our certificate of incorporation authorizes our board of directors to issue up to ten million shares of “blank check” preferred stock. As a result, without further stockholder approval, the board of directors has the authority to attach special rights, including voting and dividend rights, to this preferred stock. With these rights, preferred stockholders could make it more difficult for a third party to acquire us.

We are also subject to the anti-takeover provisions of the Delaware General Corporation Law ("DGCL"). Under these provisions, if anyone becomes an “interested stockholder,” we may not enter into a “business combination” with that person for three years without special approval, which could discourage a third party from making a takeover offer and could delay or prevent a change in control of us. An “interested stockholder” is, generally, a stockholder who owns 15% or more of our outstanding voting stock or an affiliate of ours who has owned 15% or more of our outstanding voting stock during the past three years, subject to certain exceptions as described in the DGCL.

Risks Related to our Operations in Israel

We conduct our operations in Israel and therefore our results may be adversely affected by political, economic and military instability in Israel and the region.

We are incorporated under the laws of the State of Israel, our principal offices are located in central Israel and some of our officers, employees and directors are residents of Israel. Accordingly, political, economic and military conditions in Israel and the surrounding region may directly affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. Any hostilities involving Israel or the interruption or curtailment of trade within Israel or between Israel and its trading partners could adversely affect our operations and results of operations and could make it more difficult for us to raise capital. During the summer of 2014, Israel was engaged in an armed conflict with Hamas in Gaza, which involved missile strikes against civilian targets in various parts of Israel and negatively affected business conditions in Israel. In addition, recent political uprisings and conflicts in various countries in the Middle East, including Egypt and Syria, are affecting the political stability of those countries. It is not clear how this instability will develop and how it will affect the political and security situation in the Middle East. This instability has raised concerns regarding security in the region and the potential for armed conflict. In addition, it is widely believed that Iran, which has previously threatened to attack Israel, has been stepping up its efforts to achieve nuclear capability. Iran is also believed to have a strong influence among extremist groups in the region, such as Hamas in Gaza and Hezbollah in Lebanon. Additionally, the Islamic State of Iraq and Levant (ISIL), a violent jihadist group, is involved in hostilities in Iraq and Syria. Although ISIL’s activities have not directly affected the political and economic conditions in Israel, ISIL’s stated purpose is to take control of the Middle East, including Israel.  The tension between Israel and Iran or these groups may escalate in the future and turn violent, which could affect the Israeli economy in general and us in particular. Any armed conflicts, terrorist activities or political instability in the region could adversely affect business conditions and could harm our results of operations. For example, any major escalation in hostilities in the region could result in a portion of our employees being called up to perform military duty for an extended period of time. Parties with whom we do business have sometimes declined to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary. In addition, the political and security situation in Israel may result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in such agreements.

Our commercial insurance does not cover losses that may occur as a result of events associated with the security situation in the Middle East. Although the Israeli government currently covers the reinstatement value of direct damages that are caused by terrorist attacks or acts of war, there is no assurance that this government coverage will be maintained, or if maintained, will be sufficient to compensate us fully for damages incurred. Any losses or damages incurred by us could have a material adverse effect on our business. Any armed conflicts or political instability in the region would likely negatively affect business conditions and could harm our results of operations.

The State of Israel and Israeli companies have been subject to economic boycotts. These restrictions and boycotts may have material adverse impact on our operating results, financial condition or the expansion of our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS Back to Table of Contents

None.

ITEM 2. PROPERTIES Back to Table of Contents

We lease office facilities located at23 Hamelacha Street, Park Afek, Rosh Ha'ain, Israel from an unaffiliated third party at a monthly rental of $1,215. Our corporate office is at 40 Wall Street, 28th Floor New York, NY 10005. The offices consist of approximately 1,500 square feet and are sufficient for our use for the foreseeable future.

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

ITEM 4. MINE SAFETY DISCLOSURES Back to Table of Contents

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTER Back to Table of Contents

Market Information

Our Common Stock is traded on the over-the-counter market and quoted on the OTCQB under the symbol TECR. The high and the low bid prices for our shares of common stock are based on inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. The table below sets forth the range of high and low bid information for our shares of common stock as quoted on the OTCQB for each of the quarters during the fiscal year ended December 31, 2016 and 2015. This information has been adjusted to reflect the 30-for-1 reverse stock split that was effective October 21, 2016.

	Fiscal 2016		Fiscal 2015
	High	Low	High	Low
First Quarter ended March 31	$0.84	$0.48	$2.70	$1.59
Second Quarter ended June 30	$0.96	$0.54	$1.95	$0.72
Third Quarter ended September 30	$0.81	$0.42	$0.90	$0.42
Fourth Quarter ended December 31	$0.96	$0.32	$0.75	$0.36

Holders of our Common Shares

As of May 10, 2017, there were 97 registered stockholders holding 21,511,234common stocks.

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

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2016, we have no employee stock option plan.

Sales of Unregistered Securities in 2015:

On January 25, 2015, the Registrant granted common stock purchase options (the "Options") exercisable to purchase restricted shares of the Registrant's Common Stock at a price of $3.00 per Share. The Options vest over a period of 6 months in 2 equal quarterly installments:

(i) 66,667 Options to Mr. Yoel Yogev, the former Registrant's CEO;

(ii) 66,667 Options to Mr. Itschak Shrem the former Registrant's Chairman.

On February 24, 2015 and March 31, 2015, the Company issued 63,333 restricted shares of common stock in consideration for investor relations (IR) services provided to the Company. The shares were valued at $114,600 based on the closing price of the Company's common stock on the date of grant.

On March 15, 2015, two note holders converted $145,886 of debt and accrued interest to 97,257 shares at a conversion price of $1.50 per share.

On April 27, 2015, one share and warrant holder exercised warrants for cash consideration of $110,000, in return 66,667 shares were issued.

On August 12, 2015, the Registrant authorized the issuance of a total of 275,065 shares of the Registrant's common stock, par value $0.0001 per share (the "Shares") to the following individuals and an entity upon the conversion of certain convertible notes (the "Notes").

Name of Issuee	Amount of Note and Interest	Date of Note	Number of Shares Issued
Amir Uziel	$14,116	October 4, 2013	37,644
Lavi Krasney	$14,660	July 2, 2012	39,094
Asher David	$29,083	July 30, 2012	77,554
Gil Asher Mediouni	$16,619	September 6, 2012	44,316
L&L Holding Ltd. (1)	$28,672	December 3, 2013	76,458
Total	$103,150		275,065

(1) L&L Holdings is controlled by Ruiz Diaz Rolon Rosa, a resident of Argentina.

The Registrant's issuance of the above-referenced Shares, without registration under the Securities Act of 1933, as amended (the "Act"), was in reliance upon the exemptions contained in Regulation S promulgated by the United States Securities and Exchange Commission (the "SEC") and Section 4(2) of the Act. The issuees were not "U.S. Persons" as that term is defined in Rule 902 of Regulation S and were either "accredited investors" as that term is defined in Rule 501 promulgated by the SEC under Regulation D of the Act or sophisticated persons with sufficient knowledge about the Registrant and the risks associated with restricted securities in general.

Between November 10, 2015 and December 1, 2015, the Company issued 360,000 restricted shares of common stock in consideration for services provided to the Company. The shares were valued at $157,320 based on the closing price of the Company's common stock on the date of grant.

During the period from November 25, 2015 to December 6, 2015, the Registrant issued and sold a total of 1,243,333 restricted shares of the Registrant's Common Stock pursuant to subscriptions and in consideration for services to the following individuals and entities:

Name of Issuee	Date of Issuance	Number of Shares	Consideration/Value	Basis for Issuance
Amir Uziel Economic Consulting Ltd. (1)	12/01/2015	120,000	$57,600	Services
Capitalink Ltd. (2)	12/01/2015	120,000	$57,600	Services
Yaad Management and Consulting Ltd. (3)	12/01/2015	120,000	$57,600	Services
Itzhak Giat	12/01/2015	83,333	$25,000	Subscription
Advinco Ltd. (4)	12/01/2015	83,333	$25,000	Subscription
Baruj Tenembaum	12/01/2015	100,000	$30,000	Subscription
Zvi Azulay	12/01/2015	50,000	$15,000	Subscription
Eran Cohen	11/25/2015	33,333	$10,000	Subscription
R. P. Holdings (1992) Ltd. (5)	11/25/2015	83,333	$25,000	Subscription
Tzvi Aharonson	11/25/2015	333,333	$100,000	Subscription
Yehuda Ben Simon	11/25/2015	83,333	$25,000	Subscription
David Mordechai	11/25/2015	10,507	$3,452	Subscription
Aharon Moshaof	11/25/2015	5,953	$1,786	Subscription
Solomon Mordechai	11/25/2015	15,873	$4,762	Subscription
Total Shares Issued	11/25/2015	1,243,333	$437,800

(1) The control person of Amir Uziel Economic Consulting Ltd is Mr. Amir Uziel, a resident of Israel.

(2) The control person of Capitalink Ltd is Mr. Lavi Krasney, a resident of Israel.

(3) The control person of Yaad Management and Consulting Ltd is Mr. Itschak Shrem, a resident of Israel.

(4) The control person of Advinco Ltd is Mr. Avner Cohen, a resident of Israel.

(5) The control person of R.P. Holdings (1992) Ltd is Mr. Rubin Zimmerman, a resident of Israel.

The above-referenced issuances and sales were done without registration under the Securities Act of 1933, as amended (the "Act"), in reliance upon the exemptions contained in Regulation S promulgated by the United States

Securities and Exchange Commission (the "SEC") and Section 4(2) of the Act. Each of the investors and the individuals/entities that were issued shares for services were either "accredited investors" as that term is defined in Rule 501 promulgated by the SEC under Regulation D of the Act or sophisticated persons with sufficient knowledge about the Registrant and the risks associated with restricted securities in general.

Sales of Unregistered Securities in 2016:

In connection with the Merger Agreement with Novomic, pursuant to which Novomic became a wholly-owned subsidiary of the Registrant, we issued 13,816,571 shares.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchases

During the fourth quarter of the fiscal year ended December 31, 2016, neither we nor any "affiliated purchaser," as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

During the years ended December 31, 2016 and 2015, the Company issued the following restricted securities to "affiliated purchasers":

On December 1, 2015, the Company granted a total of 120,000 shares to Yaad Management and Consulting Ltd., a company controlled by Mr. Itschak Shrem an officer and minority owner valued at $54,720.

On October 21, 2016, the Company issued a total of 782,473 restricted shares of Common Stock valued at $500,000 to the TraistmanRadziejewskiFundacja Ltd., of which Adam Regev has the dispositive power and Mr. Traistman, a director of the Company is a trustee.

ITEM 6. SELECTED FINANCIAL DATA Back to Table of Contents

None.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS Back to Table of Contents

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition. You should read this analysis in conjunction with our audited consolidated financial statements and related notes. This discussion and analysis contains statements of a forward-looking nature relating to future events or our future financial performance. These statements are only predictions, and actual events or results may differ materially. In evaluating such statements, you should carefully consider the various factors identified in this annual report, which could cause actual results to differ materially from those expressed in, or implied by, any forward-looking statements, including those set forth in "Risk Factors" in this annual report. See "Cautionary Note Regarding Forward-Looking Statements."

Overview and Recent Developments

On February 8, 2016, we signed a Merger Agreement with Novomic Ltdand a Shareholders' Agreement. The Merger Agreement was by and between the Company, on the one hand, and Novomic together with YMY and

Microdel, the latter two of which are the "Novomic Founders," on the other hand. On August 9, 2016, the merger closed and Novomic became a wholly-owned subsidiary of the Company.

Upon closing of the merger, the former Novomic shareholders owned approximately73.52% and the Techcare stockholders retained approximately 26.48% of the combined company, on a fully diluted basis. Accordingly, while Techcare was the legal acquirer, Novomic was treated as the acquiring company in the reverse merger. As a result, the financial statements of the Company prior to the merger date are the historical financial statements of Novomic, whereas the financial statements of the Company after the merger date reflect the results of the operations of Novomic and Techcare on a combined basis.

We are a company with limited operations and no revenues from our business operations. There is substantial doubt that we can continue as a going concern for the next twelve months without the success of our new business operations. We do not anticipate that we will generate revenues from the sale of our head lice treatment platform until it receives regulatory approval from the CE, which is anticipated to occur during the year 2017, which will permit us to commence sales and marketing activities in Europe. Before we enter the U.S. market, we will need to secure approval from the FDA which should take approximately 12 months at a cost of approximately $150,000.

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

Recent Developments and Plans

Our current and future products are all based on the Device which was developed over a period of 7 years. During the past 18 months, we have achieved the following:

•	Performed extensive market research for the lice treatment/prevention market;
•

Completed product development, which included finalization of commercial design of compressor, capsules and head cap, optimizing the product efficiency, negotiating and finalizing the product supply chain across various suppliers;

•	Received the Israeli Ministry of health approval (AMAR) to market the lice product in Israel;
•	Attained ISO 9001certification;
•	Regulation: In advance stages of obtaining CE certificate;
•	Conducted extensive tests and measurements for treatment calibration protocol and efficiency;
•	Obtained recommendations from leading senior pediatricians; and
•	Opened Company headquarters offices in Israel’s Rosh Ha’ayin Industrial Park.

During the next 12-18 months, we plan to focus our efforts on the following:

•	Finalizing distribution, OEM and Joint Venture agreements with well-known companies, in Israel and abroad;
22

•	Further optimization of the Device platform performance;
•	Reduction of manufacturing costs;
•	Commencing the development and commercialization of the Company’s future product line mainly to the fields of hair cosmetics and pest treatments;
•	Obtain additional regulatory approvals from the following regulatory agencies CE and the FDA among others;
•	Complete preparations for mass production by launching an automated capsule production line;
•	Presenting the platform and its application in leading conferences around the globe; and
•	Online sales of the head lice treatment platform.

With respect to FDA approval, we are in advanced negotiations with a US distributor which will be responsible for obtaining and maintaining FDA approval for the head lice treatment platform including the Device and capsules. While there can be no assurance, the Company expects to sign a binding term sheet with the US distributor in the second half of fiscal 2017; and expects that the FDA approval process should take approximately 12 months at a cost of approximately $150,000.

We may be required to obtain additional regulatory approvals for our head lice treatment platform and any future products. If unable to receive regulatory approval or commercialize our product candidates, our business will be adversely affected. CE approval is required for the marketing, distributing and sale of TechCare’s products in the EU, whereas FDA approval is required for such marketing, distributing and sale in the US. In the event the products are to be sold in certain territories requiring additional regulatory approvals, such will be obtained by us and/or by its distributors.

Research and Development

The Company has spent approximately $1.5 million on R&D during the past two years. During this period, the Company completed the lice product development, which included finalization of commercial design of compressor, capsules and head cap and optimizing the product efficiency.

The Company plans to expand into a variety of treatments and solutions, which will also be based on the developed platform and the knowledge the Company gained principally during the past three years.

Results of Operations during the twelve months ended December 31, 2016 as compared to the twelve months ended December 31, 2015

During the twelve months ended December 31, 2016 and 2015, we generated no revenues.

Our research and development expenses increased to $1,004,284 during the twelve months ended December 31, 2016 compared to $398,955during the prior year, an increase of $605,329or 151% due to the further expansion of our research and development of our future products.

Our general and administrative expenses during the twelve months ended December 31, 2016 were $822,887 as compared to $325,390during the prior year. The significant increase was due to reverse-merger related expenses, which were expensed as incurred as well as other miscellaneous costs incurred as part of expanding the operations of the Company.

During the twelve months ended December 31, 2016 and 2015, we incurred financial expenses of $26,551 and $42,645, respectively, due mainly to expenses related to our financial instruments.

As a result of the above, we incurred a net loss of $1,853,772 during the twelve months ended December 31, 2016 as compared to a net loss of $766,990in 2015.

Liquidity and Capital Resources

We had positive working capital of $14,122 as of December 31, 2016 compared to negative working capital of $10,527 at December 31, 2015.

During the twelve months ended December 31, 2016, we used $1,290,231 of cash in our operating activities. This resulted from a net loss of $1,853,722 offset by depreciation expenses of $15,720, stock-based compensation of $441,603, a decrease in other receivables of $60,488, an increase in accounts payable and accrued expenses of $33,017 and an increase in liabilities related to a severance pay fund of $12,663.

During the twelve months ended December 31, 2015, we used $405,233 of cash in our operating activities. This resulted from a net loss of $766,990offset by depreciation expenses of $6,911, stock-based compensation of $287,357, an increase in other receivables of $64,092 and an increase in accounts payable and accrued expenses of $131,581.

During the twelve months ended December 31, 2016, our investing activities required $56,584 due to the purchase of property, plant and equipment valued at $44,926, $5,988 for a severance pay fund and an investment in long-term deposit of $5,670.

During the twelve months ended December 31, 2015, our investing activities required $77,363 due to the purchase of property, plant and equipment in the same amount.

During the twelve months ended December 31, 2016, our financing activities provided us with cash of $1,311,462 of which $1,144,930 was acquired through the reverse merger with Novomic, and $166,532 in proceeds of funds for stock issuance.

During the twelve months ended December 31, 2015, our financing activities provided us with $512,699 of which $100,000 in proceeds of funds on account related to the reverse merger and $412,699 in proceeds from the issuance of common stock.

While management of the Company believes that the Company will be successful in its current and planned operating activities, there can be no assurance that the Company will be successful in the achievement of sales of its products that will generate sufficient revenues to earn a profit and sustain the operations of the Company.

Our ability to create sufficient working capital to sustain us over the next twelve-month period, and beyond, is dependent on our ability to raise additional funds through the issuance of equity and debt instruments.

 There can be no assurance that sufficient capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

As a result of the above, there is substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures with respect to this matter, but no accounting adjustments that relate to this matter.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recently issued accounting pronouncements

Our recently issued accounting pronouncements are described in the notes to our financial statements for the years ended December 31, 2016 and 2015 which are included within Item 8 in this annual report.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the years ended December 31, 2016 and 2015 and which included within Item 8 in this annual report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK Back to Table of Contents

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA Back to Table of Contents

F-26

Report of Independent Registered Public Accounting Firm
To the Stockholders of
TechCare Corp.

In our opinion, the accompanying consolidated balance sheet and the related statements of operations, comprehensive income (loss), stockholders’ equity and cash flows present fairly, in all material respects, the financial position of TechCare Corp. and its subsidiary as of December 31, 2016 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1a to the consolidated financial statements, the Company has suffered recurring losses from operations and has cash outflows from operating activities that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1a. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 May 10, 2017    /s/ Kesselman & Kesselman

Tel Aviv, Israel Certified Public Accountants (Isr.)

 A member firm of PricewaterhouseCoopers International Limited

F-27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM Back to Table of Contents

To the Board of Directors
TechCare Corp.

We have audited the accompanying balance sheet of TechCare Corp. as of December 31, 2015 and the related statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TechCare Corp. as of December 31, 2015 and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1a to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1a. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Without qualifying our opinion, we draw attention to Note 3 regarding the restatement of the Company's 2015 financial statements.

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
May 10, 2017

F-28

TechCare Corp.
(Formerly BreedIt Corp.)
Consolidated Balance Sheets
As of December 31, 2016 and 2015

	December 31, 2016	December 31, 2015 (Restated)
Assets
Current assets:
Cash and cash equivalents	$275,041	$254,324
Other receivables	23,069	82,337
Total current assets	298,110	336,661

Non-current assets:
Severance pay fund	5,988	-
Long-term deposit	5,670	-
Property and equipment, net	100,841	71,635
Total non-current assets	112,499	71,635
Total assets	$410,609	$408,296

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$203,962	$168,448
Notes payable and loan	80,026	178,740
Total current liabilities	283,988	347,188

Non-current liability:
Liability for severance pay	12,663	-
Total liabilities	296,651	347,188

Commitments (See note 12)

Stockholders' equity:
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized: none issued and outstanding.	-	-
Common stock, par value $0.0001 per share, 500,000,000 shares authorized:
20,381,211 and 13,816,571 shares issued and outstanding at December 31,2016 and 2015, respectively
Treasury stock	-	(6)
Accumulated other comprehensive income (loss)	97,003	(56,504)
Notes receivable for shares allotment	-	(166,532)
Additional paid-in capital	3,727,610	2,141,739
Accumulated deficit	(3,712,693)	(1,858,971)
Total stockholders' equity	113,958	61,108
Total liabilities and stockholders' equity	$410,609	$408,296

The accompanying notes are an integral part of these consolidated financial statements.
F-29

TechCare Corp.
(Formerly BreedIt Corp.)
Consolidated Statements of Operations and Comprehensive Loss
For the Years December 31, 2016 and 2015

	For the years ended
	December 31, 2016	December 31, 2015 (Restated)

Revenues	$-	$-

Expenses:
Research and development	1,004,284	398,955
General and administrative	822,887	325,390
Operating loss	(1,827,171)	(724,345)

Financial expenses	(26,551)	(42,645)

Net loss	$(1,853,722)	$(766,990)

Net loss per common stock:
Basic	$(0.113)	$(0.062)
Diluted	$(0.113)	$(0.062)

Weighted average number of common stock outstanding:
Basic	16,406,456	12,346,081
Diluted	16,406,456	12,346,081

Comprehensive loss:
Net loss	(1,853,722)	(766,990)
Other comprehensive income (loss) attributable to foreign currency translation	153,507	(38,801)
Comprehensive loss	(1,700,215)	(805,791)

The accompanying notes are an integral part of these consolidated financial statements.
F-30

TechCare Corp.
(Formerly BreedIt Corp.)
Consolidated Statements of Stockholders' Equity (Deficit)
Years ended December 31, 2016 and 2015

	Common stock		Treasury Stock					Accumulated Other
	stock	amount	stock	amount	Additional Paid-in Capital	Notes Receivable for Shares Allotment	Accumulated deficit	Comprehensive Income (loss)	Stockholders' equity (deficit)
Balance at January 1, 2015*	10,875,592	$1,088	62,164	$(6)	$1,049,722	$(1,532)	$(1,091,981)	$(17,703))	$(60,412)
Issuance of common stock*	2,024,682	202	-	-	577,497	(165,000)	-	-	412,699
Conversion of payables into common stock*	916,297	92	-	-	227,163	-	-	-	227,255
Foreign currency translation differences	-	-	-	-	-	-	-	(38,801)	(38,801)
Stock-based compensation	-	-	-	-	287,357	-	-	-	287,357
Net loss for the year	-	-	-	-	-	-	(766,990)	-	(766,990)
Balance year ended December 31, 2015*	13,816,571	$1,382	62,164	$(6)	$2,141,739	$(166,532)	$(1,858,971)	$(56,504)	$61,108
Issuance of stock related to reverse merger	6,564,640	656	(62,164)	6	1,144,268	-	-	-	1,144,930
Receipt of funds for stocks issued	-	-	-	-	-	166,532	-	-	166,532
Foreign currency translation differences	-	-	-	-	-	-	-	153,507	153,507
Stock-based compensation	-	-	-	-	441,603	-	-	-	441,603
Net loss for the year	-	-	-	-	-	-	(1,853,722)	-	(1,853,722)
Balance year ended December 31, 2016	20,381,211	$2,038	-	$-	$3,727,610	$-	$(3,712,693)	$97,003	$113,958

* Historical shareholders' equity reflects the accounting acquirer's share number and U.S. dollar amount adjusted for the conversion rate determined in the reverse merger.
** All stock information in this report has been retrospectively adjusted to reflect the reverse stock split.
The accompanying notes are an integral part of these consolidated financial statements.
F-31

TechCare Corp.
(Formerly BreedIt Corp.)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2016 and 2015

	For the Years Ended
	December 31, 2016	December 31, 2015 (Restated)
Cash flow from operating activities:
Net loss	$(1,853,722)	$(766,990)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expenses	15,720	6,911
Stock-based compensation	441,603	287,357
Changes in cash attributed to changes in operating assets and liabilities:
Other receivables	60,488	(64,092)
Accounts payable and accrued expenses	33,017	131,581
Liability for severance pay	12,663	-
Net cash used in operating activities	(1,290,231)	(405,233)

Cash flow from investing activities:
Purchases of property and equipment	(44,926)	(77,363)
Severance pay fund	(5,988)	-
Investment in long-term deposit	(5,670)	-
Net cash used in provided by investing activities	(56,584)	(77,363)

Cash flow from financing activities:
Cash acquired through reverse merger with Novomic Ltd.	1,144,930	-
Proceeds of funds on account of reverse merger	-	100,000
Proceeds of funds for stock issued	166,532	-
Issuance of common stock	-	412,699
Net cash provided by financing activities	1,311,462	512,699

Translation adjustment on cash and cash equivalents	56,070	(21,262)

Net increase in cash and cash equivalents	20,717	8,841
Cash and cash equivalents - beginning of year	254,324	245,483
Cash and cash equivalents - end of year	$275,041	$254,324

The accompanying notes are an integral part of these consolidated financial statements.
F-32

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES Back to Table of Contents

A. Nature of operations

Techcare Corp. ("Techcare" or the "Company"); formally known as BreedIT Corp. ("BreedIt"), was incorporated under the laws of the State of Delaware on May 26, 2010.  The Company’s common stock is traded in the United States on the OTCQB Market under the ticker symbol “TECR”.

On February 8, 2016, the Company signed a Merger Agreement (the "Merger Agreement" or the "Agreement") with Novomic Ltd.("Novomic"), a private company incorporated under the laws of the state of Israel. The closing of the merger took place on August 9, 2016 ("the merger date") pursuant to which Novomic became a wholly-owned subsidiary of the Company. The merger was structured as a reverse merger.  See note 4 for further details.

Novomic was incorporated as a private limited company in Israel in 2009. Since inception, Novomic has been a technology company engaged in the design, development, manufacturing and commercialization of a unique platform utilizing vaporization of natural, plant-based compounds to enable a wide variety therapeutic, wellness and beauty treatments. Novomic's first products are Novokid - a device for the effective treatment of head lice and Shine - a device for treatment and rejuvenation of the hair and scalp. Both devices include a vaporizer, capsules and cap, all proprietary and patented.

Going Concern

During the year ended December 31, 2016, the Company had a total comprehensive loss of $1.7 million. As of December 31, 2016, the Company had incurred accumulated losses of approximately $3.7 million. Based on the projected cash flows and Company's cash balance as of December 31, 2016, the Company's management is of the opinion that without further fund raising it will not have sufficient resources to enable it to continue advancing its activities including the development, manufacturing and marketing of its products for a period of at least 12 months from the date of issuance of these financial statements. As a result, there is substantial doubt about the Company's ability to continue as a going concern.

Management’s plans include the continued commercialization of their products, continue taking cost reduction steps and securing sufficient financing through the sale of additional equity securities, debt or capital inflows from strategic partnerships. There are no assurances however, that the Company will be successful in obtaining the level of financing needed for its operations. If the Company is unsuccessful in commercializing its products and securing sufficient financing, it may need to reduce activities, curtail or cease operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

B. Summary of significant accounting policies

Basis of Presentation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Techcare, and its subsidiary, Novomic. All intercompany accounts and transactions have been eliminated in consolidation.

Contingent Liabilities

Management applies the guidance in ASC 450-20-25 when assessing losses resulting from contingencies. If the assessment of a contingency indicates that it is probable that a loss has been incurred and the amount of the liability can be estimated, then the Company would record an accrued expense in the Company’s financial statements. If the assessment indicates that a potential loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss, if determinable, is disclosed.

Loss contingencies considered to be remote by management are generally not disclosed unless material or they involve guarantees in which case the guarantee would be disclosed.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates using assumptions that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates, and such differences may have a material impact on the Company’s financial statements. As applicable to these consolidated financial statements, the most significant estimate relates to the assumptions underlying of stock-based compensation.

Functional Currency and Foreign Currency Translation and Transactions.

The currency of the primary economic environment in which the operations of the Company and its subsidiary are conducted is the New Israeli Shekel (“NIS”).

The presentation currency of the financial statements is the US dollar. Assets and liabilities are translated at year-end exchange rates, while revenues and expenses are translated at actual exchange rates during the year. Differences resulting from translation are presented in equity, under accumulated other comprehensive income (loss).

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less when acquired, that are not restricted as to withdrawal or use, are considered to be cash or cash equivalents.

Property and Equipment

Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, or in the case of leasehold improvements, the shorter of the lease term (including any renewal periods, if appropriate) or the estimated useful life of the asset. Repairs and maintenance are charged to expense as incurred, while betterments and improvements that extend the useful life or add functionality to the assets are capitalized.

Depreciation lives are as follows:

Years
Computers equipment and software	3
Office furniture and equipment	14-15
Leasehold improvements	10
Machinery and equipment	mainly 5

Impairment of long-lived assets

Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In the event that the sum of the expected future undiscounted cash flows expected to be generated by the long-lived assets is less than the carrying amount of such assets, an impairment charge would be recognized and the assets would be written down to their estimated fair values. During the years ended 2016 and 2015, no impairment indicators have been identified.

Reverse Merger

The financial statements of the Company prior to the merger date are the historical financial statements of Novomic. The financial statements of the Company after the merger date reflect the results of the operations of Novomic and Techcare on a combined basis. See Note 4 for further details.

Fair value of financial instruments

The carrying amount of the Company's financial instruments, including cash equivalents, current assets, accounts payable and accrued liabilities, notes payables and loan approximate their fair value, due to their short term in nature and their carrying amounts approximates the amounts expected to be received or paid.

Research and Development

Research and development expenses are expensed as incurred, and consist primarily of personnel, facilities, equipment and supplies for research and development activities. Participation from government departments for development of approved projects is recognized as a reduction of expense as the related costs are incurred.

Loss per Share

Loss per share is based on the loss that is attributed to the stockholders holding common stocks, divided by the weighted average number of common stocks in issue during the period.

For purposes of the calculation of the diluted loss per share, the Company adjusts the loss that is attributed to the holders of the Company’s common stock, and the weighted average number of common stock assuming conversion of all of the dilutive potential stock.

The potential stock are taken into account only if their effect is dilutive (increases loss per share).

Stock-Based Compensation

The Company measures and recognizes compensation expense for its equity classified stock-based awards, including stock-based option awards under its plan based on estimated fair values on the grant date. The Company calculates the fair value of stock-based option awards on the grant date using the Black-Scholes option pricing model. The option-pricing model requires a number of assumptions, of which the most significant are the stock price volatility and the expected option term. For the years ended December 31, 2016, and 2015, the volatility was based on the historical stock volatility of several peer companies as the Company has limited trading history to use the volatility of its own common stock. The expected option term is calculated using the simplified method, as the Company has no historical share option exercise experience which can provide a reasonable basis to estimate its expected option term. The interest rate for periods within the expected term of the award is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company’s expected dividend rate is zero since the Company does not currently pay cash dividends on its stocks and does not anticipate doing so in the foreseeable future. Each of the above factors requires the Company to use judgment and make estimates in determining the percentages and time periods used for the calculation. If the Company were to use different percentages or time periods, the fair value of stock-based option awards could be materially different. The Company recognizes stock-based compensation cost for option awards on an accelerated basis over the employee’s requisite service period, net of estimated forfeitures. See note 4 for further details regarding stock-based awards modification related to the reverse merger.

Income Taxes

The Company and its subsidiary are subject to income taxes in the jurisdictions in which they operate.
The Company’s provision for income taxes is based on statutory income tax rates in the tax jurisdictions where it operates, permanent differences between financial reporting and tax reporting, and available credits and incentives.

Deferred taxes are determined utilizing the “asset and liability” method based on the estimated future tax effects of temporary differences between the carrying amount and tax bases of assets and liabilities under the applicable tax laws, and on effective tax rates in effect when the deferred taxes are expected to be settled or realized. Deferred taxes for each jurisdiction are presented as a noncurrent net asset or liability, net of any valuation allowances.

Valuation Allowances

Valuation allowances are provided unless it is more likely than not that all or a portion of the deferred tax asset will be realized. In the determination of the appropriate valuation allowances, the Company considers future reversals of existing taxable temporary differences, the most recent projections of future business results, prior earnings history, carryback and carry forward and prudent tax strategies that may enhance the likelihood of realization of a deferred tax asset. Assessments for the realization of deferred tax assets made at a given balance sheet date are subject to change in the future, particularly if earnings of a subsidiary are significantly higher or lower than expected, or if the company takes operational or tax positions that could impact the future taxable earnings of a subsidiary. Given the Company and subsidiary losses, a full valuation allowance has been provided with respect to its deferred tax assets.

Comprehensive Income (loss)

The Company complies with ASC 220, Comprehensive Income, which establishes rules for the reporting and display of comprehensive income (loss) and its components. The Company reports the financial impact of translating its foreign subsidiary financial statements from functional currency to reporting currency as a component of comprehensive income (loss).

NOTE 2: RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February, 2016, the FASB issued a new ASU which revises lease accounting guidance. Under the new guidance, lessees will be required to recognize a right-of-use asset and a lease liability for all leases, other than leases that meet the definition of a short-term lease. The liability and the right-of-use asset arising from the lease will be measured as the present value of the lease payments. The new standard is effective for fiscal year beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition approach. The Company is currently evaluating the impact of the adoption of the new lease accounting guidance on its consolidated financial statements.

In March 2016, the FASB issued an ASU No. 2016-09, which simplifies certain aspects of the accounting for share-based payments, including accounting for income taxes, classification of awards as either equity or liabilities, classification on the statement of cash flows as well as allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. The ASU is effective for annual reporting periods (including interim periods within those annual reporting periods) beginning after December 15, 2016 and all amendments of the ASU that apply must be adopted in the same period. The Company is currently evaluating the effect the adoption of this ASU will have on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new standard clarifies certain aspects of the statement of cash flows, including the classification of debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees and beneficial interests in securitization transactions. The new standard also clarifies that an entity should determine each separately identifiable source or use within the cash receipts and cash payments on the basis of the nature of the underlying cash flows. In situations in which cash receipts and payments have aspects of more than one class of cash flows and cannot be separated by source or use, the appropriate classification should depend on the activity that is likely to be the predominant source or use of cash flows for the item. This update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  The Company is currently evaluating the effect the adoption of this ASU will have on its consolidated financial statements.

In August 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. Currently, there is no guidance under U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in ASU 2014-15 provide that guidance. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. This new standard requires management to assess the entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 was effective during the year ended December 31, 2016 for the Company and all appropriate disclosures have been made.

NOTE 3: RESTATEMENT

The Company restated the December 31, 2015 financial statements in order to correct the following errors:

1) Reclassification of certain property, plant and equipment items that was previously expensed.
2) Reclassification of certain debt instruments previously presented as equity based on the nature of the instrument
(although its legal form is a debt instrument).
3) Measurement of stock-based compensation for the Company's 2015 stock grants.
4) Accounting for notes receivable for share allotment in 2015.

The following is the effect of the restatement on the Company’s financial statements as of December 31, 2015 and for the year then ended:

Consolidated balance sheet as of December 31, 2015:

	As previously reported	Adjustments	As presented in these financial statements
	U.S. Dollar
Property and equipment, net	14,445	57,190	71,635
Notes payable and loans	78,740	100,000	178,740
Common stock	50	1,332	1,382
Treasury stock	(29)	23	(6)
Additional paid-in capital	1,333,995	807,744	2,141,739
Stock payable	456,741	(456,741)	-
Notes receivable for share allotment	(1,532)	(165,000)	(166,532)
Accumulated deficit	(1,628,804)	(230,167)	(1,858,971)

Consolidated statement of operations and comprehensive loss for the year ended December 31, 2015:

	As previously reported	Adjustments	As presented in these financial statements
	U.S. Dollar
Research and development	329,223	69,732	398,955
General and administrative	164,955	160,435	325,390
Net loss for the year	(536,823)	(230,167)	(766,990)
Comprehensive loss	(575,624)	(230,167)	(805,791)
Loss per share – Basic and diluted	(0.049)	(0.013)	(0.062)

Consolidated statements of cash flows for the year ended December 31, 2015:

	As previously reported	Adjustments	As presented in these financial statements
	U.S. Dollar
Net cash used in operating activities	(449,346)	44,113	(405,233)
Net cash used in investing activities	(15,711)	(61,652)	(77,363)
Net cash provided by financing activities:	512,699	-	512,699
Issuance of common stock	512,699	(100,000)	412,699
Proceeds of funds on account of reverse merger	-	100,000	100,000

NOTE 4: REVERSE MERGER

On August 9, 2016 (the "merger date"), Techcare and Novomic completed a reverse merger. Pursuant to the merger, Techcare issued to Novomic's shareholders approximately 622 common stock for each share held by Novomic's shareholders. Upon issuance, Novomic became a wholly-owned subsidiary of Techcare.

Immediately prior to the merger date, Techcare’s stockholders approved the following: (i) a reverse split of Techcare’s common stock at a ratio of 1 for 30, (ii) the authorization of ten million (10,000,000) shares of preferred stock, par value $0.0001 (the "Preferred Stock"), which may be issued in one or more classes or series, having such designations, preferences, privileges and rights as the Board of Directors may determine. After giving effect to the reverse split, the former holders of Novomic common stock held 73.52% of the Company’s common stock and the holders of Techcare common shares retained 26.48% of the Company’s common stock. The calculation of the common stock to be held after the merger by the Novomic shareholders and the Techcare stockholders gave effect to the assumed exercise of all outstanding in-the-money options of each entity.

While Techcare was the legal acquirer in the merger, Novomic was treated as the acquiring company in the merger for accounting purposes with the merger accounted for as a reverse merger. As a result, the financial statements of the Company prior to the merger date are the historical financial statements of Novomic. The financial statements of the Company after the merger date reflect the results of the operations of Novomic and Techcare on a combined basis. The net acquired assets of the Company as of the merger date was $1,144,930 and were comprised of tangible assets and liabilities.  There were no fair value adjustments necessary to perform as the carrying values of the tangible assets and liabilities approximated fair value.  Further, given the nature of the operations of TechCare prior to the merger, there were no intangible assets, including goodwill, established as a result of the merger.

At the completion of the merger, each outstanding option to purchase one share of Novomic ordinary shares was subject to conversion into approximately 622 options to purchase common stock of the Company at an exercise price equal to $0.0001 and in accordance with the original terms of the Novomic option.
Stock-based compensation expenses of $442 thousand were recognized on the merger date as a result of the abovementioned modification – see Note 9 for further details.

The converted stock options represent the fair value of such options attributable to services prior to the merger date using the stock price on the merger date as an input to the Black-Scholes valuation model to determine the fair value of the options.

The following assumptions were applied in determining the fair value of deemed (for accounting purposes only) conversion of Novomic equity awards for a weighted average grant date fair value that was between $0.36 and $0.69 per share:

Risk-free interest rate	0.78%
Expected shares price volatility	70%
Expected option term (years)	2.8
Dividend yield	-

The following unaudited pro forma financial information reflects the merger transaction between Novomic and TechCare as if the acquisition had occurred on January 1, 2015.

Pro forma
Combined
unaudited
Year Ended
December 31, 2016
Revenues	$-
Operating loss	(2,540,113)
Net loss	$(2,540,113)
Net loss for common stock – Basic and diluted	0.12

Pro forma
Combined
unaudited
Year Ended
December 31, 2015
Revenues	$5,848
Operating loss	(1,824,691)
Loss from continuing operations	(1,946,087)
Loss from discontinuing operations	(354,492)
Net loss	$(2,300,579)
Net loss for common stock – Basic and diluted	0.11
F-39

NOTE 5: PROPERTY PLANT AND EQUIPMENT

Property, plant and equipment, consists of the following:

	December 31, 2016	December 31, 2015 (Restated)
	US dollars
Computer equipment and software	$12,402	$4,107
Office furniture and equipment	9,056	8,167
Leasehold improvements	4,584	4,517
Machinery and equipment	97,510	61,835
	$123,552	$78,626
Accumulated depreciation	(22,711)	(6,991)
Property and equipment, net	100,841	71,635

Depreciation expenses were approximately $16 thousand and $7 thousand in the years ended December 31, 2016 and 2015, respectively.

NOTE 6: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	December 31, 2016	December 31, 2015
	US dollars
Accounts payable	$19,585	$130,527
Related parties	20,281	15,440
Accrued expenses	128,973	10,235
Payroll liabilities	35,123	12,246
	$203,962	$168,448

The carrying amount of accounts payable and accrued expenses approximates its fair value.

NOTE 7: NOTES PAYABLE AND LOAN

1) Up until December 31, 2014, Novomic received notes payable in the aggregated amount of $228,855 with no stated maturity date and bearing no interest. During 2015, notes payable in the amount of $176,890 were converted into Novomic's Ordinary Shares. At December 31, 2016 and December 31, 2015, the notes payable balance is $80,026 and $78,740, respectively. The note is payable upon demand of the lender.

2) In December 2015, Novomic entered into a Convertible Bridge Loan Agreement (the "Loan Agreement") with Techcare (the "Lender"). According to the Loan Agreement the Lender agreed to provide Novomic with a convertible bridge loan in the aggregate principal amount of $100,000. The loan principal amount shall bear interest at a rate of six percent (6%) per annum. The outstanding balance owed under the Loan Agreement shall include the loan principal amount together with any accrued interest. All amounts under the Loan Agreement shall immediately become due and payable in cash upon the occurrence of the earlier of the following: (i) a default event (as described in the Loan Agreement): (ii) the Company and the Lender fail, for any reason, to execute a definitive merger agreement until February 28, 2016 (the "End of first period"). The convertible loan is subject to an optional conversion mechanism according to which within 12 months following the End of first period Novomic and the Lender fail, for any reason, to execute a definitive merger agreement, the Lender, at its sole and absolute discretion, shall be entitled to convert the loan amount to such number of shares at a price per share representing a pre-money valuation of $3 million.

Unless earlier repaid, the Loan Amount shall be automatically converted to Novomic's shares upon the closing of a definitive merger agreement. On August 9, 2016, Techcare and Novomic completed their merger, pursuant to which the Loan was extinguished.

As of December 31, 2016, the carrying amount of the notes payable and loan approximates its fair value based on the short-term nature of the note.

NOTE 8: LIABILITY FOR SEVERANCE PAY

Israeli labor laws generally require severance payments upon dismissal of an employee or upon termination of employment in certain other circumstances. The following principal plans relate to the Company’s employees in Israel:

Severance pay liability with respect to Israeli employees’ is calculated pursuant to Israeli Severance Pay Law based on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date. The Company records an expense for the increase in its severance liability, net of earnings (losses) from the related severance pay fund. The liability is presented on the undiscounted basis as a long-term liability.

The Company’s liability for all of its Israeli employees is covered for by monthly deposits with severance pay funds. The value of the deposited funds is based on the cash surrender value of these policies and includes profits (or loss) accumulated through the balance sheet date. The deposited funds may be withdrawn only upon the fulfillment of the obligations pursuant to Israeli Severance Pay Law or labor agreements. The amounts funded are presented separately in the balance sheet as a severance pay fund.

NOTE 9: STOCKHOLDERS' EQUITY

Share capital

As discussed in note 4, the merger is accounted for as a reverse merger with Techcare as the legal acquirer and Novomic as the accounting acquirer. Under the reverse merger, the U.S. dollar amount for common stocks is based on the nominal value and the stocks issued by Techcare (reflecting the legal structure of Techcare as the legal acquirer) on the merger date plus subsequent common stocks issued by the Company. Historical shareholders' equity reflects the accounting acquirer's share number and U.S. dollar amount adjusted for the exchange ratio determined in the reverse merger.

The amounts in additional paid-in capital represent that of Novomic and include the fair value of common stocks deemed for accounting purposes to have been issued by Techcare on the merger date. The Novomic additional paid-in capital was also adjusted for the difference between the common stock issued as part of the merger and the historical Novomic common shares including the elimination of Novomic's treasury stock.

Common stock confer upon their holders the right to receive notice to participate and vote in general meetings of the Company, and the right to receive dividends if declared. Also, upon completion of the merger, the Company's stockholders' approved the authorization of ten million (10,000,000) shares of preferred stock, which may be issued in one or more classes or series, having such designations, preferences, privileges and rights as the Board of Directors may determine. No preferred stock was issued during the year ended December 31, 2016.

On October21, 2016, the Company effected a 1 for 30reverse stock split. All stock information in this report has been retrospectively adjusted to reflect the reverse stock split.

Stock-Based Compensation

Stock based awards are accounted for using the fair value method in accordance with ASC 718, Shared Based Payment. The Company's primary type of stock based compensation consists of stock options to directors, employees, officers, consultants, and advisors. The Company uses Black-Scholes option pricing model in valuing options.

A summary of the stock option activity (including reflecting historical Novomic share option awards and a conversion rate of 1 Ordinary Share of Novomic into 622 common stock of the Company upon the merger date, as well as the change in the exercise price) for the years ended December 31, 2016 and 2015:

	Year ended December 31, 2016
	Number of Options	Weighted Average Exercise Price
		U.S Dollar
Options outstanding at December 31, 2015	1,666,617	0.0004
Granted	-	-
Options outstanding at December 31, 2016*	1,666,617	0.0001
Options exercisable at December 31, 2016	1,666,617	0.0001
Options outstanding at January 1, 2015	322,010	0.0004
Granted	1,344,607	0.0004
Options outstanding at December 31, 2015	1,666,617	0.0004
Options exercisable at December 31, 2015	1,666,617	0.0004

The options granted in 2015 were fully vested on the date of the grant and exercisable for 7 years from the date of the grant.  The following assumptions were applied in determining the options’ fair value on their grant date:

Risk-free interest rate	1.54%
Expected shares price volatility	70%
Expected option term (years)	4
Dividend yield	-
Weighted average grant date fair value	$0.36

The Company based the risk-free interest rate on the U.S. Treasury yield curve. The expected term in years represents the period of time that the awards granted are expected to be outstanding. The assumption for dividend yield is zero because the Company has not historically paid dividends nor does it expect to do so in the foreseeable future.  The volatility was based on the historical stock volatility of several peer companies, as the Company has limited trading history to use the volatility of its own common stock. Stock-based compensation expense included in the Company’s statements of operations were allocated as follows:

		December 31, 2016	December 31, 2015
		US dollars
Research and development		173,334	112,790
General and administrative		268,269	174,567
	$	*441,603	$287,357

* See note 4 for further details regarding stock-based awards modification related to the reverse merger.

NOTE 10: INCOME TAXES

a. Basis of taxation

The Company and its subsidiary are taxed under the domestic tax laws of the jurisdiction of incorporation of each entity.

b. Corporate tax rates in Israel

The corporate tax rate in Israel was 26.5% in 2015 and 25% in 2016. The regular corporate tax rate as of January 1, 2017 is 24% and as of January 1, 2018 will be 23%.

c. Deferred Tax Assets

The components of the Company’s deferred tax assets as of December 31, 2016 and 2015 were as follows:

	December 31, 2016	December 31, 2015
Individual components giving rise to the deferred tax assets are as follows:	US dollars
Tax loss carry forwards	$3,712,693	$1,858,971
Gross deferred tax assets	$861,925	$492,627
Valuation allowance	(861,925)	(492,627)
Total deferred tax assets	$-	$-

As of December 31, 2016, the Company had net operating carry forward tax loss of approximately $0.9 million.

NOTE 11: RELATED PARTY TRANSACTIONS

a. On May 31, 2015, the Company entered into a consulting agreement with Mr. Yossef De-Levy, a member of the Company's Board of Directors (the "Board"). Pursuant to the consulting agreement, Mr. De-Levy receives a gross monthly amount of NIS 10,000 (approximately $2,600). The foregoing payment is in addition to and independent of the fee that Mr. De-Levy is entitled to for continued services as a member of the Board.

b. On May 31, 2015, the Company entered into a consulting agreement with an entity affiliated with Yossef De-Levy. The monthly amount payable to the entity is NIS 10,000 (approximately $2,600). This agreement was terminated in November 1, 2016.

c. On December 31, 2015, the Company entered into a consulting agreement with Zvi Yemini, the Company's Chairman of the board and with his affiliated entity "Y.M.Y". Pursuant to the consulting agreement, Mr. Yemini receives a gross monthly amount of NIS 24,000 (approximately $6,240). The foregoing payment is in addition to and independent of the fee that Mr. Yemini is entitled to for continued services as a member of the Board. According to the consulting agreement, if the Company reaches aggregate revenues amount of $1.5 million, Mr. Yemini will be entitled to receive an additional gross monthly amount of NIS16,000 (approximately$4,178).

d. On July 31, 2016, the Company entered into a consulting agreement with Mr. Oren Traistman, a member of the Board. Pursuant to the consulting agreement, Mr. Traistman receives a gross monthly amount of NIS 10,000 (approximately $2,600).

NOTE 12: COMMITMENTS

The Company leases office and warehouse space, under non-cancelable operating lease, which will expire through 2019.
Office lease payments for the years ended December 31, 2016and December 31, 2015, under the above-mentioned agreement were approximately $20 thousand and $18 thousand, respectively.

Future minimum commitments under non-cancelable operating lease agreement as of December 31, 2016 in U.S. Dollars in thousands are as follows:

Minimum Future Operating Lease Payments
Year ending December 31,
2017	18
2018	18
2019	52
F-43

NOTE 13: SUBSEQUENT EVENTS

a. During January, March and April 2017, the Company signed consulting service agreements with several service providers pursuant to which the Company issued in total 385,361 common stock and 100,000 warrants to purchase common stock at an exercise price of $1.50 fully vested on the date of the grant.

b. On February 22, 2017, the Company signed an amendment to the original agreement with Zvi Yemini, the Company's chairman of the board and his affiliated entity "Y.M.Y".  According to the amendment, Mr. Yemini's monthly payment was increased to 45,000 NIS (approximately $11,703) starting February 2017.

c. During January and February 2017, the Company signed agreements, with a few investors, to make several equity investments in an aggregated amount of approximately US $750,000. In consideration for such investments, the Company issued 1,552,795 restricted common stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Back to Table of Contents

On February 14, 2017, the Company determined not to re-engage its independent registered public accounting firm, M&K CPAS, PLLC ("M&K") for the Company's audit for the year ended December 31, 2016. The decision to change accountants was recommended and approved by the Company's Board of Directors.  There were no disagreements with M&K on accounting and financial disclosure.

On February 14, 2017, the Board of Directors of the Company approved the appointment of Kesselman & Kesselman, a member firm of PricewaterhouseCoopers International Limited, with offices located at Trade Tower, 25 Hamered Street, Tel-Aviv, 68125 Israel, ("Kesselman & Kesselman") as the Company's independent registered public accounting firm for the fiscal year ended December 31, 2016.

ITEM 9A. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s president and chief executive officer (who is the Company’s principal executive officer) and the Company’s chief financial officer, treasurer, and secretary (who is the Company’s principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating the Company’s disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The ineffectiveness of the Company’s disclosure controls and procedures was due to material weaknesses identified in the Company’s internal control over financial reporting as described below.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our management, with the participation of the Company’s principal executive officer and principal financial officer has conducted an assessment, including testing, using the criteria in

45

Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, the Company’s management concluded its internal control over financial reporting was not effective as of December 31, 2016. The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies with small number of staff:

(i) Inadequate segregation of duties consistent with control objectives; and
(ii)Ineffective controls over period end financial disclosure and reporting processes.

Our management believes the weaknesses identified above led to the restatement of the 2015 financial statements. We are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the next fiscal year as resources allow, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses.

Our management will continue to monitor and evaluate the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management’s Remediation Plan

As of the report date, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement additional steps following changes in the next fiscal year as resources allow:

(i) Appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management and implement modifications to our financial controls to address such inadequacies; and
(ii) Adopt sufficient written policies and procedures for accounting and financial reporting.

The remediation efforts set out in (i) is largely dependent upon our Company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management believes that despite our material weaknesses set forth above, our consolidated financial statements for the year ended December 31, 2016 are fairly stated, in all material respects, in accordance with US GAAP.

46

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each.

Name	Age	Title
Zvi Yemini	65	CEO and Chairman
Josh Johnson	36	CFO
Mordechai Bignitz	64	Director
Oren Traistman	46	Director
Yossef De Levy	64	Director

Zvi Yemini, CEO since October 2016 and Chairman since August 2016: Mr. Yemini founded ZAG Industries Ltd. ("ZAG") in 2007, an Israeli-based company that designs, develops, manufactures and markets plastic consumer products, in 1987 and served as its Chief Executive Officer until 2000, and as its chairman until 2006. Mr. Yemini has over 25 years of industry experience in technology, manufacturing and marketing. In 2002, Mr. Yemini cofounded Hydro Industries Ltd., an Israeli based company engaged in the development and marketing of garden equipment powered by water. Mr. Yemini served as its chairman from 2002 to 2011. Since 2011, Mr. Yemini has also served as the chairman Shenkar Design College, a public college in Ramat Gan, Israel that provides Israeli industrial companies with qualification and R&D services. Since 2002, Mr. Yemini has also served as the chairman of the Tel-Aviv Trade Fairs & Convention Center. Mr. Yemini holds a B.A in Industrial Engineering from the Technion Israel Institute of Technology and an Executive M.B.A. from Tel-Aviv University and a M.A. in Marketing from Baruch College in New York.

Josh Johnson, Chief Financial Officer since October 2016: During the past five years, Mr. Johnson, a CPA, served as a Team Manager at Brooks-Keret Financial, a leading financial management company in Israel for over 20 years, providing outsource services to over 300 hi-tech and start-up companies, employing more than 130 employees. Mr. Johnson has more than 9 years of professional accounting experience with established as well as start-up companies in the fields of Technology, Telecoms, Medical and Gaming. Primary responsibilities for overseeing all accounting and financial functions such as payroll, bookkeeping, monthly reporting, annual tax preparation and all treasury administration. Before joining Brooks-Keret in 2004, Mr. Johnson served as Manager at BDO Ziv Haft, with headquarters in Tel-Aviv and offices throughout Israel, during which he served for two years at BDO LLP in London, where he managed international audit and assurance teams in addition to providing outsourcing services to international enterprises. His portfolio ranged from startups to international public entities and services from mentoring to public fillings on the AIM, FTSE, SEC and Tel-Aviv Stock Exchange.
Mr. Johnson is a CPA and holds a BA in Finance, Accounting and Management from the College of Management Academic Studies located in RishonLetzion, Israel.

Mordechai Bignitz, Director since 2014: Mr. Bignitz has over 30 years of experience in investment banking specializing in all aspects of the planning, negotiation and execution of both domestic and international transactions as well as in investment management, financial systems, accounting and taxation. From 2009 to 2011 Mr. Bignitz served as the chief executive officer of Gefen Energies Ltd., a private Israeli company. During the past five years, he has served as a director of the following public companies: Arad Investment & Industrial Development Ltd since February 2014, traded on the Tel-Aviv Stock Exchange ("TASE"); Globe Exploration Limited Partnership since July 2013, traded on the TASE; Ellomay Capital Limited since 2011, engaged in investments in energy and infrastructures and traded on the NASDAQ and TASE; Israel Financial Levers Ltd, since 2007, engaged in the real estate business and traded on the TASE; and Ablon Group Ltd from 2011 to 2013, engaged in the real estate business and traded on the London Stock Exchange. The Registrant believes that Mr. Bignitz's many years of experience as a senior executive officer and director of several successful public companies in a variety in industries, all of which have had greater resources and operating history than the Company, renders him qualified to serve on the Board of Directors.

Oren Traistman, Director since October 2016: Mr. Traistman is an investor and director in several corporations with over 15 years of investment management, underwriting and strategic consultancy: APX Ltd., an Israeli company engaged in the development and commercialization of medical devices for cataract surgeries; Cathworks Ltd., an Israeli company engaged in the development and commercialization of software for Heart catheterization display; Enox Ltd., an Israeli company engaged in the development and commercialization of sterilization solutions for catheters. Mr. Traistaman is also a partner in Egoz Finance and Shares Issuers Ltd., a leading financial company in Israel engaged in institutional investments and underwriting. Mr. Traistman holds an MBA from the Hebrew University in Jerusalem, Israel.

Yossef De Levy, Director since October 2016: Mr. De Levy is an inventor, entrepreneur, and director with over 40 years of experience in company management, product development and manufacturing. In 1987, after owning and operating his own construction company for 16 years with over 70 employees, he established Games & Sports Ltd., a leading Israeli and European manufacturer of playground equipment, employing 120 workers and with over 50% of the Israeli market. Games & Sports Ltd. was acquired by Gaon-Holdings in 2002 after reaching annual revenues of $15 million. At the same time, Mr. De Levy voluntarily served as manager of the Erez Industrial zone and which employed 4000 people from Gaza. In 2003, he founded Hydro Technologies together with major investors, Steff Verthaimer and Zvi Yemini, our Chairman and newly-appointed CEO. Hydro sold its US marketing rights to Suncast after reaching $25M in revenues. In 2004, Mr. De Levy established Microdel, in incubator for new ideas. To date, Microdel is a holding company with 15 subsidiaries working in 3 sectors: healthcare, consumer products and fish farming as well as a principal shareholder of the Registrant.

Committees of the Board of Directors

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our Board of directors. As such, our entire Board of directors acts as our audit committee.

NASDAQ Rule 4200

The NASDAQ Rule 4200, which sets forth several tests to determine whether a director of a listed company is independent. Rule 4200 provides that a director would not be considered independent if the director or an immediate family member accepted any compensation from the listed company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the determination of independence (excluding compensation for board or board committee service, compensation paid to an immediate family member as a non-executive employee, benefits paid under a tax-qualified retirement plan and non-discretionary compensation).

Director Independence. In determining whether or not our directors are considered independent, the Company used the definition of independence as defined in NASDAQ Rule 4200. Based on that definition we believe that our non-executive directors are independent.

Directors’ Term of Office. Our directors are elected to serve until the next annual meeting of shareholders and until their respective successors will have been elected and will have qualified.

Audit Committee and Financial Expert, Compensation Committee, Nominations Committee. We do not have any of the above mentioned standing committees because our corporate financial affairs and corporate governance are simple in nature at this stage of development and each financial transaction is approved by our sole officer or director.

Code of Ethics. We do not currently have a Code of Ethics applicable to our principal executive officers; however, the Company plans to implement such a code in 2017.

Potential Conflicts of Interest. Since we do not have an audit or compensation committee comprised of independent Directors, the functions that would have been performed by such committees are performed by our Board of Directors. Thus, there is a potential conflict of interest in that our Directors have the authority to determine issues concerning management compensation, in essence their own, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our Executives or Directors.

Board’s Role in Risk Oversight. The Board assesses on an ongoing basis the risks faced by the Company. These risks include financial, technological, competitive, and operational risks. In addition, since the Company does not have an Audit Committee, the Board is also responsible for the assessment and oversight of the Company’s financial risk exposures.

Involvement in Certain Legal Proceedings. We are not aware of any material legal proceedings that have occurred within the past ten years concerning any Director or control person which involved a criminal conviction, a pending criminal proceeding, a pending or concluded administrative or civil proceeding limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations.

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

ITEM 11. EXECUTIVE COMPENSATION Back to Table of Contents

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

For the two fiscal years ended December 31, 2016 and 2015, we did not pay any compensation to any executive officer, nor did any other person receive a total annual salary and bonus exceeding $100,000.

Following the Merger Agreement, we do not currently have any formal employment agreements with any of our new officers. However, we entered into a consulting agreement with an affiliated entity of Mr. Yemini on December 31, 2015, pursuant to which Mr. Yemini receives a gross monthly amount of NIS 24,000 (approximately $6,240). The foregoing payment is in addition to and independent of any potential fees that Mr. Yemini is entitled to for his services as a member of the board. According to the consulting agreement, if the Company reaches aggregate revenues amount of $1.5 million, Mr. Yemini will be entitled to receive an additional gross monthly amount of NIS16,000 (approximately$4,178). On February 22, 2017, the Company signed an amendment to the original consulting agreement (see also note 13 to our financial statements for the years ended December 31, 2016 and 2015 which are included within Item 8 in this annual report).

Director's Compensation ad Employment Contracts

Our directors are not entitled to receive compensation for service rendered to us or for meeting(s) attended except for reimbursement of out-of-pocket expenses. There is no formal or informal arrangements or agreements to compensate employee directors for service provided as a director; however, compensation for new non-employee directors is determined on an ad hoc basis by the existing members of the board of directors at the time a director is elected.

On May 31, 2015, the Company entered into a consulting agreement with Mr. Yossef De-Levy, a director, pursuant to which Mr. De-Levy receives a gross monthly amount of NIS 10,000 (approximately $2,600). The foregoing payment is in addition to and independent of any potential fees that Mr. De-Levy is entitled to for continued services as a member of the board.

On July 31, 2016, the Company entered into a consulting agreement with Mr. Oren Traistman, a member of the Board. Pursuant to the consulting agreement, Mr. Traistman receives a gross monthly amount of NIS 10,000 (approximately $2,600).

Compensation Policies and Practices as They Relate to the Company's Risk Management

We believe that our compensation policies and practices for all employees, including executive officers, do not create risks that are reasonably likely to have a material adverse effect on us.

Employment Contracts

We do not have any formal employment agreement with any of our officers. Any future compensation will be determined by the Board of Directors, and, as appropriate, an employment agreement will be executed. We do not currently have plans to pay any compensation until such time as the Company maintains a positive cash flow.

Outstanding Equity Awards

The Company has 1,666,667 options outstanding as of the end of the year ended December 31, 2016.

Option Grants

There were no options granted during the end the year ended December 31, 2016.

Aggregated Option Exercises and Fiscal Year-End Option Value

There were no stock options exercised during the year ending December 31, 2016 by our executive officers.

Long-Term Incentive Plan (“LTIP”) Awards

There were no awards made to a named executive officers in the last completed fiscal year under any LTIP.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS Back to Table of Contents

The following table sets forth information regarding the beneficial ownership of our common stock as of May 10, 2017. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock Owned (1)
Zvi Yemini, CEO and Chairman (2)	4,163,784	19.36%
38 Yefet Street
Tel Aviv, Israel
Josh Johnson, CFO	0	0.00%
23 Hamelacha Street, Park Afek,
Rosh Ha'ain, Israel, 4809173
YossefDeLevy, Dirctor (3)	3,095,772	14.39%
PO 1714
MaccabimReut, Israel
Mordechai Bignitz, Dirctor	0	0.00%
23 Hamelacha Street, Park Afek,
Rosh Ha'ain, Israel, 4809173
Oren Traistman, Director(4)	1,187,783	5.52%
23 Hamelacha Street, Park Afek,
Rosh Ha'ain, Israel, 4809173
George Pehlivanian	1,233,336	5.73%
1 Puteaux Street
Paris, France
Directors and Officers (3persons)	7,664,866	35.63%

(1) Applicable percentage ownership is based on 21,511,234 shares of common stock outstanding as of May 10,2017. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of May 10, 2017 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(2)These stocks are held by YMY Industry Ltd which is controlled by Mr. Yemini.
(3) These stocks are held by Microdel Ltd. which is controlled by Mr. DeLevy.

(4) Includes shares held in the TraistmanRadziejewskiFundacja Ltd. which is controlled by Mr. Traistman.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE Back to Table of Contents

During the last two fiscal years the Company had the following related party transactions:

Related Party Transitions in 2015:

On January 25, 2015, the Registrant granted common stock purchase options (the "Options") exercisable to purchase restricted shares of the Registrant's Common Stock at a price of $3.00 per Share. The Options vest over a period of 6 months in 2 equal quarterly installments:

(i) 66,667 Options to Mr. Yoel Yogev, the former Registrant's CEO;

(ii) 66,667 Options to Mr. Itschak Shrem the former Registrant's Chairman;

On November 30, 2015, the Company issued 120,000 restricted shares of Common Stock in consideration for services provided to the Company to a related party. The shares were valued at $60,000 based on the closing price of the Company's common stock on the date of grant.

Related Party Transitions in 2016:

We entered into a consulting agreement with an affiliated entity of Mr. Yemini on December 31, 2015, pursuant to which Mr. Yemini receives a gross monthly amount of NIS 24,000 (approximately $6,240). The foregoing payment is in addition to and independent of any potential fees that Mr. Yemini is entitled to for his services as a member of the board. According to the consulting agreement, if the Company reaches aggregate revenues amount of $1.5 million, Mr. Yemini will be entitled to receive an additional gross monthly amount of NIS16,000 (approximately$4,178). On February 22, 2017, the Company signed an amendment to the original consulting agreement (see also note 13 to our financial statements for the years ended December 31, 2016 and 2015 which are included within Item 8 in this annual report.

On May 31, 2015, the Company entered into a consulting agreement with Mr. Yossef De-Levy, a director, pursuant to which Mr. De-Levy receives a gross monthly amount of NIS 10,000 (approximately $2,600). The foregoing payment is in addition to and independent of any potential fees that Mr. De-Levy is entitled to for continued services as a member of the board.

On July 31, 2016, the Company entered into a consulting agreement with Mr. Oren Traistman, a member of the Board. Pursuant to the consulting agreement, Mr. Traistman receives a gross monthly amount of NIS 10,000 (approximately $2,600).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES Back to Table of Contents

Independent Public Accountants

On February 14, 2017, the Board of Directors of the Registrant approved the appointment of Kesselman & Kesselman, a member firm of PricewaterhouseCoopers International Limited, with offices located at Trade Tower, 25 Hamered Street, Tel-Aviv, 68125 Israel, ("Kesselman & Kesselman") as the Registrant's independent registered public accounting firm for the fiscal year ended December 31, 2016. The Registrant's financial statements for the year ended December 31, 2015 were audited by M&K CPAS PLLC as independent public accountant for the fiscal year ended December 31, 2015.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by Kesselman & Kesselman and M&K CPAS PLLC for the audit of the Registrant's annual financial statements for the year ended December 31, 2016 and 2015, respectively.

	Year Ended	Year Ended
	December 31, 2016	December 31, 2015
Audit fees (1)	$35,100	$15,100
Audit-related fees (2)	---	---
Tax fees (3)	---	---
All other fee	---	---
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

ITEM 16. SUMMARY Back to Table of Contents

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

TechCare Corp.

By: /s/ Zvi Yemini
Zvi Yemini
Chief Executive Officer and Director
(Principal Executive Officer)
Date: May 10, 2017

By: /s/ Josh Johnson
Josh Johnson
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: May 10, 2017

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Zvi Yemini
Zvi Yemini
Chairman
Date: May 10, 2017

By: /s/ Oren Traistman
Oren Traistman
Director
Date: May 10, 2017