Form 10-Q
period 2017-03-31
TechCare Corp.
filed 2017-06-13
CIK 1498067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act) or a smaller.

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☒

On June 12, 2017, the Registrant had 21,511,234 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

TechCare Corp.
Condensed Consolidated Balance Sheets
As of March 31, 2017 (Unaudited) and December 31, 2016

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$572,479	$275,041
Other receivables	172,719	23,069
Total current assets	745,198	298,110

Non-current assets:
Severance pay fund	7,580	5,988
Long-term deposit	11,729	5,670
Property and equipment, net	102,192	100,841
Total non-current assets	121,501	112,499
Total assets	$866,699	$410,609

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$104,299	$203,962
Notes payable	84,719	80,026
Total current liabilities	189,018	283,988

Non-current liability:
Liability for severance pay	16,888	12,663
Total liabilities	205,906	296,651

Commitments

Stockholders' equity:
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized: none issued and outstanding.	-	-
Common stock, par value $0.0001 per share, 500,000,000 shares authorized:
21,322,353 and 20,381,211 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	2,132	2,038
Accumulated other comprehensive income	105,836	97,003
Additional paid-in capital	6,616,504	3,727,610
Stock payable	50,000	-
Accumulated deficit	(6,113,679)	(3,712,693)
Total stockholders' equity	660,793	113,958
Total liabilities and stockholders' equity	$866,699	$410,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

TechCare Corp.
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the Three-Month Periods ended March 31, 2017 and 2016
(Unaudited)

	For the three months	For the three months
	ended March 31, 2017	ended March 31, 2016
		(Restated)

Research and development expenses	$562,175	$310,104
General and administrative expenses	1,848,926	27,888
Operating loss	2,411,101	337,992

Financial expenses (income), net	(14,963)	162

Loss before income taxes	2,396,138	338,154
Tax expenses	4,848	-
Net loss	$2,400,986	$338,154

Net loss per common stock:
Basic	$(0.11)	$(0.02)
Diluted	$(0.11)	$(0.02)

Weighted average number of common stock outstanding:
Basic	21,263,127	13,816,571
Diluted	21,263,127	13,816,571

Comprehensive loss:
Net loss	2,400,986	338,154
Other comprehensive income (loss) attributable to foreign currency translation	(8,833)	21,921
Comprehensive loss	$2,392,153	$360,075

The accompanying notes are an integral part of these condensed consolidated financial statements.

TechCare Corp.
Condensed Consolidated Statements of Cash Flows
For the Three-Month Periods ended March 31, 2017 and 2016
(Unaudited)

	For the three months	For the three months
	ended March 31, 2017	ended March 31, 2016
		(Restated)
Cash flow from operating activities:
Net loss	$(2,400,986)	$(338,154)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,563	3,755
Stock-based compensation	2,042,960	-
Changes in cash attributed to changes in operating assets and liabilities:
Other receivables and prepaid expenses	(3,620)	58,440
Accounts payable and accrued expenses	(94,971)	9,343
Liability for severance pay	4,224	-
Net cash used in operating activities	(447,830)	(266,616)

Cash flow from investing activities:
Severance pay fund	(1,592)	-
Investment in long-term deposit	(6,059)	(3,425)
Net cash used in investing activities	(7,651)	(3,425)

Cash flow from financing activities:
Proceeds from issuance of common stock	750,000	165,000
Net cash provided by financing activities	750,000	165,000

Translation adjustment on cash and cash equivalents	2,919	9,508

Net increase (decrease) in cash and cash equivalents	297,438	(95,533)
Cash and cash equivalents - beginning of period	275,041	254,324
Cash and cash equivalents - end of period	$572,479	$158,791

Non-cash activity during the period:
Issuance of common stock and warrants	$146,031	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

TechCare Corp.
 Notes to Unaudited Financial Statements
March 31, 2017
(Unaudited)

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Nature of operations

TechCare Corp. ("TechCare" or the "Company"); formally known as BreedIT corp. ("BreedIt"), was incorporated under the laws of the State of Delaware on May 26, 2010. The Company's common stock is traded in the United States on the OTCQB Market under the ticker symbol "TECR".

On February 8, 2016, the Company signed a Merger Agreement (the "Merger Agreement" or the "Agreement") with Novomic Ltd.("Novomic"), a private company incorporated under the laws of the state of Israel. The closing of the merger took place on August 9, 2016 pursuant to which Novomic became a wholly-owned subsidiary of the Company. The merger was structured as a reverse merger.

Going Concern

During the period ended March 31, 2017, the Company had a net loss of approximately $2.4 million. As of March 31, 2017, the Company had accumulated losses of approximately $6.1 million. Based on the projected cash flows and Company's cash balances as of March 31, 2017, the Company's management is of the opinion that without further fund raising it will not have sufficient resources to enable it to continue advancing its activities including the development, manufacturing and marketing of its products for a period of at least 12 months from the date of the issuance of these financial statements. As a result, there is substantial doubt about the Company's ability to continue as a going concern.

Management's plans include the continued commercialization of their products, continue taking cost reduction steps and securing sufficient financing through the sale of additional equity securities, debt or capital inflows from strategic partnerships. There are no assurances however, that the Company will be successful in obtaining the level of financing needed for its operations. If the Company is unsuccessful in commercializing its products and securing sufficient financing, it may need to reduce activities, curtail or cease operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

B. Summary of significant accounting policies

The accounting policies adopted are consistent with those of the previous financial year.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for the fair statement of results for the interim periods presented have been included. The results of operations for the interim period are not necessarily indicative of the results to be expected for the year or for other interim periods or for future years. The consolidated balance sheet as of December 31, 2016 is derived from audited financial statements as of that date; however, it does not include all of the information and footnotes required by GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on May10, 2017.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of TechCare, and its subsidiary, Novomic. All intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2: RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2016, the FASB issued an ASU No. 2016-09, which simplifies certain aspects of the accounting for share-based payments, including accounting for income taxes, classification of awards as either equity or liabilities, classification on the statement of cash flows as well as allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. The ASU is effective for annual reporting periods (including interim periods within those annual reporting periods) beginning after December 15, 2016 and all amendments of the ASU that apply must be adopted in the same period. The adoption by the Company of ASU No. 2016-09 on January 1, 2017, did not have any effect on the Company's consolidated financial statements.

NOTE 3: RESTATEMENT

The Company restated the March 31, 2016 statement of operations and comprehensive loss and cash flows to correct errors and to include additional accrued expenses that were not recorded in the previously reported period.

Statement of operations and comprehensive loss for the three months period ended March 31, 2016:

			As presented in these
	As previously reported	Adjustments	financial statements
	U.S. Dollar
Research and development expenses	-	(310,104)	(310,104)
General and administrative expenses	(250,521)	222,633	(27,888)
Net loss for the period	(252,147)	(86,007)	(338,154)
Total comprehensive loss	(284,070)	(76,005)	(360,075)
Loss per share - basic and diluted	(14.15)	14.13	(0.02)

Statements of cash flows for the period ended March 31, 2016:

			As presented in these
	As previously reported	Adjustments	financial statements
	U.S. Dollar
Net cash used in operating activities	(222,382)	(44,234)	(266,616)
Net cash used in investing activities	-	(3,425)	(3,425)

NOTE 4: STOCKHOLDERS' EQUITY

Share capital

In the first quarter of 2017, the Company entered into a financing agreement with Zvi Yemini, the Company's Chairman of the board and with his affiliated entity "Y.M.Y". Pursuant to the financing agreement the Company issued Y.M.Y 207,039 shares of common stock of the Company at a purchase price of $0.483 per share for a total consideration of $100,000.

In the first quarter of 2017, the Company signed an agreement to issue 300,000 restricted shares of common stock of the Company to a service provider for his consulting services for a term of 18 months. As part of the consulting agreement, the Company also granted the service provider warrants exercisable to purchase 100,000 of the Company's common stock at an exercise price of $1.5 per warrant share during the period of 24 months commencing on the date of the agreement.

In the first quarter of 2017, the Company signed an agreement to issue 103,520 shares of common stock of the Company and warrants excisable for a period of 6 months to purchase additional 15,528 shares at a purchase price of $0.483 per unit for a total consideration of $50,000. As of the date of the balance sheet the Company has not yet issued the shares and therefore recorded a stock payable in the consolidated financial statements. The common stock was issued in April 2017.

In the first quarter of 2017, the Company issued 1,242,236shares of common stock of the Company at a purchase price of $0.483 per share for a total consideration of $600,000.

In the first quarter of 2017, the Company signed an agreement with a consultant, according to which the Company committed to issue the consultant $10,000 worth of restricted shares of the Company's common stock per month in consideration of such services and according to the agreement terms. In April 2017, the Company issued the first tranche of common stock to the consultant.

Stock-Based Compensation

Stock based awards are accounted for using the fair value method in accordance with ASC 718, Shared Based Payment. The Company's primary type of stock based compensation consists of stock options to directors, employees, officers, consultants, and advisors. The Company uses Black-Scholes option pricing model in valuing options.

During March 2017,the Company granted to its employees options to purchase 723,027 of the Company's common stock and to non-employees options to purchase 2,000,952 of the Company's common stock. Out of all the option grants, 1,298,737 options were granted to related parties.

A summary of the stock option activity for the three-month period ended March 31, 2017:

	Period ended March 31, 2017
	Number of Options	Weighted Average Exercise Price
		U.S Dollar
Options outstanding at January 1, 2017	1,666,617	0.0001
Granted	2,723,979	0.0001
Options exercisable at March 31, 2017	4,390,596	0.0001

The options granted during the three month period ended in March 31, 2017 were fully vested on the grant date and exercisable for 2.5 - 5 years. The following assumptions were applied in determining the options' fair value on their grant date:

Risk-free interest rate	1.54%
Expected shares price volatility	70%
Expected option term (years)	2.5 - 5
Dividend yield	-

The Company based the risk-free interest rate on the U.S. Treasury yield curve. The expected term in years represents the period of time that the awards granted are expected to be outstanding. The assumption for dividend yield is zero because the Company has not historically paid dividends nor does it expect to do so in the foreseeable future. The volatility was based on the historical stock volatility of several peer companies as the Company has limited trading history to use the volatility of its own common stock. Stock-based compensation expense included in the Company's statements of operations were allocated as follows:

	March 31, 2017	March 31, 2016
	US dollars
Research and development	469,099	-
General and administrative	1,573,861	-
	$2,042,960	$-

NOTE 5: INCOME TAXES

a. Basis of taxation

The Company and its subsidiary are taxed under the domestic tax laws of the jurisdiction of incorporation of each entity.

b. Deferred Tax Assets

As of March 31, 2017 and December 31, 2016, the Subsidiary had net operating carry forward tax losses of approximately $1 million and $0.9 million, respectively. A full valuation allowance was created against these carry forward tax losses since the realization of any future benefit from these net operating losses cannot be sufficiently assured at March 31, 2017.

c. Corporate tax rates in Israel

The corporate tax rate in Israel was 26.5% in 2015 and 25% in 2016. The regular corporate tax rate starting January 1, 2017 is 24% and starting January 1, 2018 will be 23%.

NOTE 6: LOSS PER SHARE

Loss per share is based on the loss that is attributed to the stockholders holding common stock, divided by the weighted average number of common stocks in issue during the period.

For purposes of the calculation of the diluted loss per share, the Company adjusts the loss that is attributed to the holders of the Company's common stock, and the weighted average number of common stock assuming conversion of all of the dilutive potential stock.

The potential stock are taken into account only if their effect is dilutive (increases loss per share).

NOTE 7: FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of the Company's financial instruments, including cash equivalents, current assets, accounts payable and accrued liabilities and notes payables approximate their fair value, due to their short term in nature and their carrying amounts approximates the amounts expected to be received or paid.

NOTE 8: RELATED PARTY TRANSACTIONS

For the issuance of common stock to the Company's Chairman of the board's affiliated entity, other related parties and option grants to the Company's directors, refer to note 4.

On February 22, 2017, the Company signed an amendment to the original service agreement with Zvi Yemini, the Company's chairman of the board and his affiliated entity-"Y.M.Y". According to the amendment, Mr.Yemini's monthly payment was increased to 45,000 NIS (approximately $12 thousands) starting February 2017.

NOTE 9: SUBSEQUENT EVENTS

On April 1, 2017, the Company signed an investor relation service agreement with a service provider pursuant to which the Company will pay a monthly fee of $4 thousand, and also grant the service provider 200,000 restricted stock, issued as follows: (1) 70,000 shares on the execution of the agreement, (2) 65,000 shares issued on or before August 1, 2017, (3) 65,000 shares issued on or before December 1, 2017.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION. Back to Table of Contents

FORWARD-LOOKING STATEMENTS

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Certain statements that the Company may make from time to time, including all statements contained in this Form 10-Q that are not statements of historical fact, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and the safe harbor provisions set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by words such as "plans," "expects," "believes," "anticipates," "estimates," "projects," "will," "should," and other words of similar meaning used in conjunction with, among other things, discussions of future operations, financial performance, product development and new product launches, market position and expenditures. The Company assumes no obligation to update any forward-looking statements. Additional information concerning factors which could cause differences between forward-looking statements and future actual results is discussed under the heading "Risk Factors" in the Company's Annual report on Form 10K as filed with the SEC on May 10, 2017. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help you understand our historical results of operations during the periods presented and our financial condition for the periods ended March 31, 2017 and 2016. This MD&A should be read in conjunction with our consolidated financial statements and the accompanying notes to consolidated financial statements for the years ended December 31, 2016 and 2015.

Overview and Recent Developments

We are a technology company engaged in the design, development and commercialization of a platform utilizing proprietary cold vaporization technology to commercialize health, wellness and beauty treatments (the "Platform").

We are a company with limited operations and no revenues from our business operations. There is substantial doubt that we can continue as a going concern for the next twelve months without the success of our new business operations. We do not anticipate that we will generate revenues from the sale of our head lice treatment platform until it receives regulatory approval from the CE(the European Union), which is anticipated to occur during the year 2017, which will permit us to commence sales and marketing activities in Europe. Before we enter the U.S. market, we will need to secure approval from the FDA (US Food and Drug Administration)which should take approximately 12 months at a cost of approximately $150,000.

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

Recent Developments and Plans

Our current and future products are all based on the Device which was developed over a period of 7 years. During the past 18 months, we have achieved the following:

•	Performed extensive market research for the lice treatment/prevention market;
•	Completed product development, which included finalization of commercial design of compressor, Capsules and head cap, optimizing the product efficiency, negotiating and finalizing the product supply chain across various suppliers;
•	Received the Israeli Ministry of health approval (AMAR) to market the lice product in Israel;
•	Attained ISO 9001certification;
•	Regulation: In advance stages of obtaining CE certificate;
•	Conducted extensive tests and measurements for treatment calibration protocol and efficiency;
•	Obtained recommendations from leading senior pediatrics; and
•	Opened Company's headquarters offices in Israel's Rosh Ha'ayin Industrial Park.

During the next 12-18 months, we plan to focus our efforts on the following:

•	Finalizing distribution, OEM and JV agreements with well-known companies, in Israel and abroad;
•	Further optimization of the Device platform performance;
•	Reduction of manufacturing costs;
•	Commencing the development and commercialization of the Company's future product line mainly to the fields of hair cosmetics and pest treatments;
•	Obtain additional regulatory approvals from the following regulatory agencies CE and the FDA among others;
•	Complete preparations for mass production by launching an automated capsule production line;
•	Presenting the platform and its application in leading conferences around the globe; and
•	Online sales of the head lice treatment platform.

With respect to FDA approval, we are in advanced negotiations with a US distributor which will be responsible for obtaining and maintaining FDA approval for the head lice treatment platform including the Device and capsules. While there can be no assurance, the Company expects to sign a binding term sheet with the US distributor in the second half of 2017; and expects that the FDA approval process should take approximately 12 months at a cost of approximately $150,000.

We may be required to obtain additional regulatory approvals for our head lice treatment platform and any future products. If unable to receive regulatory approval or commercialize our product candidates, our business will be adversely affected. CE approval is required for the marketing, distributing and sale of our products in the EU, whereas FDA approval is required for such marketing, distributing and sale in the US.  In the event the products are to be sold in certain territories requiring additional regulatory approvals, such approvals will be obtained by us and/or by our distributors.

Our Treatment Solution

Novokid - Natural, Plant-based and Effective Lice Treatment

Parents and children exposed to head lice are now forced to use standard Over the Counter treatments that are toxic, often ineffective, time consuming and expensive. The global market for head lice treatments is estimated at $1.8 billion per annum whereas 6-12 million children get head lice each year in the US alone causing indirect damages estimated at $1 billion per annum. According to the Journal of Medical Entomology, 98% of lice have developed resistance to existing treatments in the US and they have now referred to as "super-lice". Most current treatments contain pesticides, alcohol or silicone, which are all associated with a wide variety of hazardous side effects. Novokid is a non-pesticide, natural, plant-based and eco-friendly solution that eliminates lice and super lice by a 10 minute dry treatment. This compares with current treatments that required 20-40 minutes of shampooing and daily combing. Our treatment is fast, dry, clean, and easily administered at home or on the go. Novokid can also be used as a maintenance and preventative treatment if used regularly.

Shine - Natural Hair Care rejuvenation

Shine uses cold vaporization and a proprietary formulation to clean, treat and improve the appearance of the hair and scalp. In addition to removing the residue of products, the treatments will balance the hair's pH levels, add body and shine, define curls, and strengthen and protect hair from further damage. Like our solution for lice, users simply put a Shine capsule in the compressor, place the attached cap on their head and sit for a 10-minute treatment. There is no need to rinse or shampoo following the treatment.

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

The Company plans to focus its initial sales and marketing efforts on two of the largest markets in the world - the EU and US markets, starting in the EU where regulatory approval is expected in Q3 2017.

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

*Under approval process

The Company plans to expand existing patents related to pushing air using its mechanical Compressor and new substances which are now being researched and documented, and more subjects that will be developed during research.

Research and Development

We spent approximately $1.5 million on R&D during the past two years. During this period, the Company completed the product development of both Novokid and Shine, which included finalization of commercial design of compressor, capsules and head cap and optimizing the products efficiency.

The Company plans to build upon the R&D achievements it had with the completion of the head lice treatment product as the basis to expand its variety of treatments and solutions, which will also be based on the developed platform and the knowledge the Company gained principally during the past two years.

Results of Operations during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016

During the three months ended March 31, 2017 and 2016, we generated no revenues.

Our research and development expenses during the three months ended March 31, 2017 were $562,175 compared to $310,104 during the same period in the prior year. The increase is mainly due to stock based compensation expenses.

Our general and administrative expenses during the three months ended March 31, 2017 were $1,848,926 compared to $27,888 during the same period in the prior year. The increase is mainly due tostock based compensation expenses and an increase in professional services related to the expansion of marketing activities.

We incurred a net loss of $2,400,986 during the three months ended March 31, 2017 compared to a net loss of $338,154 in the same period in the prior year due principally for the reasons noted above.

Liquidity and Capital Resources

Our balance sheet as of March 31, 2017 reflects assets of $866,699 consisting mainly of cash of $572,479, other receivables of $172,719 and property and equipment net, of $102,192. As of December 31, 2016, the balance sheet reflects assets of $410,609 consisting mainly of cash of $275,041,other receivables of $23,069 and property and equipment net, of $100,841.The increase is related mainly to issuance of common stock that increased our cash balances.

As of March 31, 2017, we had total current liabilities of $189,018 consisting of accounts payable and accrued expenses of $104,299 and notes payable of $84,719.As of December 31, 2016, we had total current liabilities of $283,988 consisting of $203,962 in accounts payable and accrued expenses and $80,026 in notes payable. The decrease is mainly due to payment of certain accounts payable and accrued expenses balances.

As of March 31, 2017 we had positive working capital of $556,180 compared to positive working capital of $14,122 at December 31, 2016. The working capital has been sufficient to sustain our operations to date, although there is substantial doubt about our ability to continue as going concern. Our total liabilities as of March 31, 2017 were $205,906 compared to $296,651 at December 31, 2016.

During the three months ended March 31, 2017, we used $447,830 of cash in our operating activities. This resulted mainly from an overall net loss of $2,400,986, offset by stock-based compensation expenses of $2,042,960, and decrease in accounts payable and accrued expenses of $94,971.

During the three months ended March 31, 2016, we used $266,616in our operating activities. This resulted from a net loss of $338,154, a decrease in other receivables of $58,440 and an increase in accounts payable and accrued expenses of $9,343.

During the three months ended March 31, 2017, we used $7,651in our investing activities as compared to $3,425 in the same period in the prior year. The increase was mainly due to an increase in car lease deposit.

During the three months ended March 31, 2017, our financing activities provided us with $750,000 through the issuance of common stock as compared to $165,000 in the same period in the prior year.

While management believes the Company will be successful in its current and planned operating activities, there can be no assurance that the Company will be successful in the achievement of sales of its products that will generate sufficient revenues to earn a profit and sustain the operations of the Company.

Our ability to create sufficient working capital to sustain us over the next twelve month period and beyond, is dependent on our ability to raise additional funds through the issuance of equity or debt instrument.

There can be no assurance that sufficient capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Going Concern Consideration

As result of the above, there is substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures with respect to this matter, but no accounting adjustments that relate to this matter.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

There was no change to our critical accounting policies since the year ended December 31, 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

None.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer (who is the Company's principal executive officer) and the Company's Chief Financial Officer, (who is the Company's principal financial officer) to allow for timely decisions regarding required disclosure. In designing and evaluating the Company's disclosure controls and procedures, the Company's management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company's management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The ineffectiveness of the Company's disclosure controls and procedures was due to material weaknesses identified in the Company's internal control over financial reporting as described below.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002,our management, with the participation of the Company's principal executive officer and principal financial officer has conducted an assessment, including testing, using the criteria in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, the Company's management concluded its internal control over financial reporting was not effective and required improvement as of March 31, 2017. The ineffectiveness of the Company's internal control over financial reporting was due to the following material weaknesses:

(i) Inadequate segregation of duties consistent with control objectives; and
(ii)Ineffective controls over period end financial disclosure and reporting processes.
Our management believes the material weaknesses identified above led to the restatement of March 31, 2016financial statements. We are currently still reviewing our internal controls and procedures related to these material weaknesses and still expect to implement changes in the current fiscal year as resources allow, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

ITEM 1A. RISK FACTORS  Back to Table of Contents

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A, "Risk Factors" in our Annual Report on Form 10-K as filed with the SEC, which could materially affect our business, financial condition or future results. The Company's business, operating results and financial condition could be adversely affected due to any of those risks.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEED Back to Table of Contents

On January 9, 2017, the Company issued 300,000 restricted shares and 100,000 warrants to Lyons Capital, LLC for consulting services.

On February 22, 2017, the Company issued a total of 207,039 restricted shares of common stock to YMY Industry Ltd., an entity controlled by Zvi Yemini, our Chairman and CEO, 1,035,097 restricted shares of common stock to Marius Nacht and 207,039 restricted shares of common stock to Geliko, LLC for a total consideration of $700,000 or $0.483 per share.

On April 12, 2017, the Company issued a total of 103,520 restricted shares of common stock and issued 15,528 warrants to George Pehlivanian for a total consideration of $50,000 or $0.483 per share.

The Registrant's issuance of the above-referenced restricted shares, without registration under the Securities Act of 1933,as amended (the "Act"), was in reliance upon the exemptions contained in Regulation S promulgated by the United States Securities and Exchange Commission (the "SEC") and Section 4(2) of the Act. The Issuees are not "U.S. Persons," as that term is defined in Rule 902 of Regulation S, and both are "accredited investors," as that term is defined in Rule 501 of Regulation D.

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
Date: June 12, 2017

By: /s/ Josh Johnson
Josh Johnson
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: June 12, 2017