Form 10-Q
period 2017-06-30
TechCare Corp.
filed 2017-08-07
CIK 1498067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

Commission file number: 333-168527

TechCare Corp.
(Exact Name Of Registrant As Specified In Its Charter)

Delaware	68-0080601
(State of Incorporation)	(I.R.S. Employer Identification No.)

23 Hamelacha Street, Park Afek, Rosh Ha'ain, Israel	4809173
(Address of Principal Executive Offices)	(ZIP Code)

Registrant's Telephone Number, Including Area Code: + (972) 3 750-3060

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.Yes ☐ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

On August 7, 2017, the Registrant had 21,511,234 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

TechCare Corp.
Condensed Consolidated Balance Sheets
As of June 30, 2017 (Unaudited) and December 31, 2016

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$297,609	$275,041
Other receivables	178,581	23,069
Total current assets	476,190	298,110

Non-current assets:
Severance pay fund	8,313	5,988
Long-term deposit	12,185	5,670
Property and equipment, net	105,674	100,841
Total non-current assets	126,172	112,499
Total assets	$602,362	$410,609

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$104,724	$203,962
Option liability	276,150	-
Notes payable	88,015	80,026
Total current liabilities	468,888	283,988

Non-current liability:
Liability for severance pay	19,560	12,663
Total liabilities	488,448	296,651

Commitments

Stockholders' equity:
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized: none issued and outstanding at June 30, 2017 and December 31, 2016	-	-
Common stock, par value $0.0001 per share, 500,000,000 shares authorized:
21,511,234 and 20,381,211 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively.	2,151	2,038
Accumulated other comprehensive income	109,405	97,003
Additional paid-in capital	6,718,485	3,727,610
Stock payable	80,000	-
Accumulated deficit	(6,796,127)	(3,712,693)
Total stockholders' equity	113,914	113,958
Total liabilities and stockholders' equity	$602,362	$410,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

TechCare Corp.
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the Three and Six-Month Periods ended June 30, 2017 and 2016
(Unaudited)

	For the six months	For the three months	For the six months	For the three months
	ended June 30, 2017	ended June 30, 2017	ended June 30, 2016	ended June 30, 2016

Research and development expenses	$801,613	$239,438	$478,634	$168,530
Change in fair value of option liability	276,150	276,150	-	-
General and administrative expenses	2,020,014	171,088	92,164	64,276
Operating loss	3,097,777	686,676	570,798	232,806

Financial expenses (income), net	(19,191)	(4,228)	729	567

Loss before income taxes	3,078,586	682,448	571,527	233,373
Tax expenses	4,848	-	-	-
Net loss	$3,083,434	$682,448	$571,527	$233,373

Net loss per common stock:
Basic	$(0.14)	$(0.03)	$(0.04)	$(0.02)
Diluted	$(0.14)	$(0.03)	$(0.04)	$(0.02)

Weighted average number of common stock outstanding:
Basic	21,693,407	21,525,468	13,816,571	13,816,571
Diluted	21,693,407	21,525,468	13,816,571	13,816,571

Comprehensive loss:
Net loss	3,083,434	682,448	571,527	233,373
Other comprehensive expense (income) attributable to foreign currency translation	(12,402)	(3,569)	1,475	(2,623)
Comprehensive loss	$3,071,032	$678,879	$573,002	$230,741

The accompanying notes are an integral part of these condensed consolidated financial statements.

TechCare Corp.
Condensed Consolidated Statements of Cash Flows
For the Six-Month Periods ended June 30, 2017 and 2016
(Unaudited)

	For the six months	For the six months
	ended June 30, 2017	ended June 30, 2016
Cash flow from operating activities:
Net loss	$(3,083,434)	$(571,527)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,251	6,182
Stock issued in relation to consulting services	52,000	-
Change in fair value of option liability	276,150	-
Stock-based compensation	2,042,960	-
Changes in cash attributed to changes in operating assets and liabilities:
Other receivables and prepaid expenses	20,519	(8,726)
Accounts payable and accrued expenses	(94,548)	(1,835)
Liability for severance pay	5,590	-
Net cash used in operating activities	(775,512)	(575,906)

Cash flow from investing activities:
Severance pay fund	(1,592)	-
Purchase of fixed assets	(4,170)	(20,345)
Investment in long-term deposit	(6,059)	(5,668)
Net cash used in investing activities	(11,821)	(26,013)

Cash flow from financing activities:
Proceeds from issuance of common stock	800,000	165,000
Proceeds of funds on account of reverse merger	-	248,245
Net cash provided by financing activities	800,000	413,245

Translation adjustment on cash and cash equivalents	9,901	5,608

Net increase (decrease) in cash and cash equivalents	22,568	(183,066)
Cash and cash equivalents - beginning of period	275,041	254,324
Cash and cash equivalents - end of period	$297,609	$71,258

Non-cash activity during the period:
Issuance of common stock	$176,031	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

TechCare Corp.
 Notes to Unaudited Financial Statements
June 30, 2017
(Unaudited)

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Nature of operations

Techcare Corp. ("Techcare" or the "Company"), formally known as BreedIT Corp. ("BreedIt"), was incorporated under the laws of the State of Delaware on May 26, 2010. The Company's common stock is traded in the United States on the OTCQB Market under the ticker symbol "TECR".

On February 8, 2016, the Company signed a Merger Agreement with Novomic Ltd. ("Novomic"), a private company incorporated under the laws of the state of Israel. The closing of the merger took place on August 9, 2016 pursuant to which Novomic became a wholly-owned subsidiary of the Company. The merger was structured as a reverse merger.

Going Concern

During the six months period ended June 30, 2017, the Company had a comprehensive loss of $3.1 million. As of June 30, 2017, the Company had accumulated losses of approximately $6.8 million. Based on the projected cash flows and Company's cash balances as of June 30, 2017, the Company's management is of the opinion that without further fund raising it will not have sufficient resources to enable it to continue advancing its activities including the development, manufacturing and marketing of its products for a period of at least 12 months from the date of issuance of these financial statements. As a result, there is substantial doubt about the Company's ability to continue as a going concern.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for fair statement of results for the interim periods presented have been included. The results of operations for the six and the three months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year or for other interim periods or for future years. The consolidated balance sheet as of December 31, 2016 is derived from audited financial statements as of that date; however, it does not include all of the information and footnotes required by GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on May 10, 2017.

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

NOTE 3: RESTATEMENT

The Company restated the March 31, 2016 financial statements in order to include additional accrued expenses that were not recorded in the previously reported period.

NOTE 4: STOCKHOLDERS' EQUITY

Share capital

During the six months ended June 30, 2017 the Company entered into several agreements, under which the Company raised an aggregate amount of $800,000 as further detailed below:

a. In the first quarter of 2017, the Company entered into an agreement with Zvi Yemini, the Company's Chief Executive Officer and Chairman of the Board through his affiliated entity-"Y.M.Y" pursuant to which the Company issued Y.M.Y 207,039 shares of common stock of the Company at a purchase price of $0.483 per share for a total consideration of $100,000.

b. In the first quarter of 2017, the Company entered into several agreements, pursuant to which the Company issued to certain investors 1,242,236 shares of common stock of the Company at a purchase price of $0.483 per share for a total consideration of $600,000.

c. In the first quarter of 2017, the Company entered into an agreement, pursuant to which the Company issued 103,520 shares of common stock of the Company and warrants exercisable for a period of 6 months to purchase an additional 15,528 shares at a purchase price of $0.483 per unit for a total consideration of $50,000.

d. In the second quarter of 2017, the Company signed an agreement to issue 103,520 shares of common stock of the Company at a purchase price of $0.483 per share for a total consideration of $50,000. As of June 30, 2017, the Company has not yet issued the stock and therefore recorded a stock payable in the consolidated financial statements.

In addition, during the second quarter of 2017, the Company entered into agreements with certain investors to issue 162,008 shares of common stock of the Company at a purchase price of $0.483 per share for a total consideration of $78,250. In July 2017, the Company received $28,250 on account of the transaction.

In the first quarter of 2017, the Company signed an agreement to issue 300,000 restricted shares of common stock of the Company to a service provider for his consulting services for a term of 18 months. As part of the consulting agreement, the Company also granted the service provider warrants exercisable to purchase 100,000 of the Company's common stock at an exercise price of $1.50 per warrant share exercisable for a period of 24 months commencing the date of the agreement. The total value of the agreement at the date of grant was $146,031.

In the second quarter of 2017, the Company signed a service agreement with a service provider pursuant to which the Company will pay a monthly fee and also granted the service provider 70,000 common stock which were issued in April 2017.

In the second quarter of 2017, the Company signed a consulting agreement with a service provider pursuant to which the Company will pay a monthly fee and will grant the service provider an option to purchase up to 500,000 common stock of the Company, issued as follows: (1) 50,000 common stock on the execution of the agreement, (2) the remaining 450,000 common stock shall be contingent upon the successful achievement of certain milestones, as described in the agreement. As of June 30, 2017 the Company had not yet issued the stock and, therefore, recorded a stock payable in the amount of $30,000 in the consolidated financial statements.

Stock-Based Compensation

Stock based awards are accounted for using the fair value method in accordance with ASC 718, Shared Based Payment. The Company's primary type of stock based compensation consists of stock options to directors, employees, officers, consultants, and advisors. The Company uses the Black-Scholes option pricing model in valuing options.

During March 2017, the Company granted to certain employees options to purchase 723,027 of the Company's common stock and to non-employees options to purchase 2,000,952 of the Company's common stock for an exercise price of $0.0001. Out of all the option grants, 1,298,737 options were granted to related parties.

A summary of the stock option activity for the six-month period ended June 30, 2017:

	Number of Options	Weighted Average Exercise Price
		U.S Dollar
Options outstanding at January 1, 2017	1,666,617	0.0001
Granted	2,723,979	0.0001
Options exercisable at June 30, 2017	4,390,596	0.0001

The options granted during the six months period ended in June 30, 2017 were fully vested on the grant date and exercisable for 2.5 - 5 years. The following assumptions were applied in determining the options' fair value on their grant date:

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

	June 30, 2017	June 30, 2016
	US dollars
Research and development	$469,099	$-
General and administrative	1,573,861	-
	$2,042,960	$-

NOTE 5: OEM DISTRIBUTION AGREEMENT

On June 23, 2017, the Company entered into an OEM agreement (the "Agreement") with a medical device and wellness applications company based in the United States (the "OEM Distributor"), according to which the Distributor will manufacture, distribute and sell the Company's Novokid head lice treatment products, in the US, Canada, Brazil, Argentina, Costa Rica and Colombia, all on an exclusive basis, pursuant to and in accordance with the terms and conditions set forth in the Agreement. As part of the Agreement, the OEM Distributor paid a royalty advance of $10,000 and also an amount of $140,000 which is held in an escrow account, until the Company completes certain milestones, as described in the Agreement.

Also, as part of the Agreement, the Company granted the OEM Distributor an option to purchase up to 9.09% of the Company's common stock for a total consideration of up to $900,000, exercisable until January 15, 2018. The fair value of the option amounted to $276,150. The key assumptions in the valuation of the option was as follows:

Risk-free interest rate	1.14%
Expected shares price volatility	70%
Expected option term (years)	0.55
Dividend yield	-

NOTE 6: INCOME TAXES

a. Basis of taxation

The Company and its subsidiary are taxed under the domestic tax laws of the jurisdiction of incorporation of each entity.

b. Carryforward Tax Losses

As of June 30, 2017 and December 31, 2016, the Subsidiary had net operating carry forward tax losses of approximately $1.5 million and $0.9 million, respectively. A full valuation allowance was created against these carry forward tax losses since the realization of any future benefit from these net operating losses cannot be sufficiently assured at June 30, 2017 and December 31, 2016.

c. Corporate tax rates

The corporate tax rate in Israel was 26.5% in 2015 and 25% in 2016. The regular corporate tax rate starting January 1, 2017 is 24% and starting January 1, 2018 will be 23%. The corporate tax rate in the U.S is approximately 35%.

NOTE 7: LOSS PER SHARE

Loss per share is based on the loss that is attributed to the stockholders holding common stock, divided by the weighted average number of common stock in issue during the period.

For purposes of the calculation of the diluted loss per share, the Company adjusts the loss that is attributed to the holders of the Company's common stock, and the weighted average number of common stock assuming conversion of all of the dilutive potential stock. The potential stock are taken into account only if their effect is dilutive (increases loss per share).

NOTE 8: FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of the Company's financial instruments, including cash equivalents, current assets, accounts payable and accrued liabilities and notes payables approximate their fair value, due to their short term in nature and their carrying amounts approximates the amounts expected to be received or paid.

A hierarchy has been established for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The Company accounts for option liability as Level 3 since its inputs are unobservable inputs for the liability.

The following table is a reconciliation of the change for the financial liability where fair value measurement is estimated utilizing Level 3 inputs:

	2017	2016
	U.S Dollar
Fair value as of January 1,	$-	$-
Change in fair value recognized in statement of operations	276,150	-
Fair value as of June 30,	$276,150	$-

NOTE 9: RELATED PARTY TRANSACTIONS

For the issuance of Common stock to the Company's Chairman of the board's affiliated entity, other related parties and option grants to the Company's directors, refer to note 4.

On February 22, 2017, the Company signed an amendment to the original service agreement with Zvi Yemini, the Company's chairman of the board and his affiliated entity-"Y.M.Y". According to the amendment, Mr. Yemini's monthly payment was increased to 45,000 NIS (approximately $12 thousands) starting February 2017.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION. Back to Table of Contents

FORWARD-LOOKING STATEMENTS

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Certain statements that the Company may make from time to time, including all statements contained in this Form 10-Q that are not statements of historical fact, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and the safe harbor provisions set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by words such as "plans," "expects," "believes," "anticipates," "estimates," "projects," "will," "should," and other words of similar meaning used in conjunction with, among other things, discussions of future operations, financial performance, product development and new product launches, market position and expenditures. The Company assumes no obligation to update any forward-looking statements. Additional information concerning factors which could cause differences between forward-looking statements and future actual results is discussed under the heading "Risk Factors" in the Company's Annual report on Form 10-K as filed with the SEC on May 10, 2017. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help you understand our historical results of operations during the periods presented and our financial condition for the periods ended June 30, 2017 and 2016. This MD&A should be read in conjunction with our consolidated financial statements and the accompanying notes to consolidated financial statements for the years ended December 31, 2016 and 2015.

Overview and Recent Developments

We are a technology company engaged in the design, development and commercialization of a delivery platform utilizing proprietary cold vaporization technology to enable a wide variety of health, wellness and beauty treatments (the "Platform").

We anticipate to commence generating revenues from the sale of Novokid, our head lice treatment platform during Q4/2017, following its receipt of regulatory approval from the CE (the European Union), which is anticipated to occur during Q3/2017, which will permit us to commence sales and marketing activities in Europe.

Before we enter the U.S. market, we will need to secure approval from the FDA (US Food and Drug Administration). Pursuant to our OEM Distribution agreement signed in June 2017 with a medical device and wellness applications company based in the United States (the "OEM Distributor"), The OEM Distributor will be solely responsible for obtaining and maintain the FDA approval and shell bear all costs related to such approval. We are a company with limited operations and no revenues from our business operations. There is substantial doubt that we can continue as a going concern for the next twelve months without the success of our new business operations.

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

Recent Developments and Plans

Our current and future products are all based on our device (the Device) which was developed over a period of 7 years. During the past 18 months, we have achieved the following:

•	Performed extensive market research for the lice treatment/prevention market;
•	Completed product development, which included finalization of commercial design of compressor, vaporizer, Capsules and head cap, optimizing the product efficiency, negotiating and finalizing the product supply chain across various suppliers;
•	Received the Israeli Ministry of health approval (AMAR) to market the lice product in Israel;
•	Attained ISO 9001certification;
•	Regulation: In advance stages of obtaining CE certificate;
•	Conducted extensive tests and measurements for treatment calibration protocol and efficiency;
•	Obtained recommendations from leading senior pediatricians; and
•	Opened Company's headquarters offices in Israel's Rosh Ha'ayin Industrial Park.

During the next 12-18 months, we plan to focus our efforts on the following:

•	Finalizing distribution, OEM and JV agreements with well-known companies, in Israel and abroad;
•	Reduction of manufacturing costs;
•

Finalizing the development and commercialization of Shine, the Company's hair treatment devices exploiting our proprietary vapor based delivery platform.  Developing and commercializing our future products line in the fields of dermatology and pests treatments.

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

Our Treatment Solution

Novokid - Natural, Plant-based and Effective Lice Treatment

Parents and children exposed to head lice are now forced to use standard Over the Counter treatments that are toxic, often ineffective, time consuming and expensive. The global market for head lice treatments is estimated at $1.8 billion per annum whereas 6-12 million children get head lice each year in the US alone causing indirect damages estimated at $4-8 billion per annum. According to the Journal of Medical Entomology, 98% of lice have developed resistance to existing treatments in the US and they have now referred to as "super-lice". Most current treatments contain pesticides, alcohol or silicone, which are all associated with a wide variety of hazardous side effects. Novokid is a non-pesticide, natural, plant-based and eco-friendly solution that eliminates lice and super lice by a 10 minute dry treatment. This compares with current treatments that required 20-40 minutes of shampooing and daily combing. Our treatment is fast, dry, clean, and easily administered at home or on the go. Novokid can also be used as a maintenance and preventative treatment if used regularly.

Shine - Natural Haircare rejuvenation

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

The global hair care market is estimated to be in excess of $80 billion per annum, and we are looking to establish a presence in the hair salon and home treatment niche. To that end, we are in the process of expanding the Shine treatment product line to include formulations for the needs of specific hair types, such as dry, curly, colored, and over-processed hair.

Business model

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

The Company plans to focus its initial sales and marketing efforts on two of the largest markets in the world - the EU and US markets, starting in the EU where regulatory approval is expected in Q3/2017.

In order to achieve its intended global footprint and market presence, the Company's primary distribution method will be based on the B2B OEM and distribution models. We believe that these models will reduce our sales and marketing costs to a minimum while starting to generate revenues to support our R&D efforts for utilizing our technological platform to expand our product line.

Intellectual Property

Due to the importance of patents, the Company has devoted significant efforts and resources and will continue to invest resources in strengthening its patent portfolio. Below is the list of patents registered by the Company to date:

Patents	Each patent's relevance to the program	Date and status of registration

EP 2 438 830 B1	Treating lice with gaseous compounds in an airtight space.	June 16, 2014
US 9/307820 B2	Treating lice with gaseous compounds in an airtight space.	April 12, 2016
US 15/438842 *	Treating an object with gaseous compounds in an airtight space.	February 22, 2017

*Under approval process

The Company plans to expand existing patents related to pushing air using its vaporizer and new substances which are now being researched and documented, and more subjects that will be developed during research.

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

Results of Operations during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016

During the six months ended June 30, 2017 and 2016, we generated no revenues.

Our research and development expenses during the six months ended June 30, 2017 were $801,613, comprised of $332,514 of ongoing R&D expenses (compared to $478,634 during the same period in the prior year) and additional sum of $469,099 in stock based compensation to the Company's R&D employees and service providers.

During the six months ended June 30, 2017, we recorded fair value option expenses related to the distribution agreement with the US Distributor in June 2017.

Our general and administrative expenses during the six months ended June 30, 2017 were $2,020,014 (compared to $92,164 during the same period in the prior year) comprised of $446,153 of payroll and service providers' consultancy (compared to $92,164 during the same period in the prior year) and additional sum of $1,573,861 in stock based compensation to our management, consultants and service providers.

During the six months ended June 30, 2017, we incurred a net loss of $3,083,434. Excluding a sum of $2,042,960 in stock based compensation we incurred a net loss of $1,040,474 (compared to a net loss of $571,527 in the same period in the prior year) principally for the reasons noted above.

Results of Operations during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016

During the three months ended June 30, 2017 and 2016, we generated no revenues.

Our research and development expenses during the three months ended June 30, 2017 were $239,438 compared to $168,530 during the same period in the prior year. The increase is mainly due to ongoing R&D expenses related to Shine.

During the three months ended June 30, 2017, we recorded fair value option expenses related to the distribution agreement with the US OEM Distributor in June 2017.

Our general and administrative expenses during the three months ended June 30, 2017 were $171,088 compared to $64,276 during the same period in the prior year. The increase is mainly due to increase in professional services related to service providers' consultancy.

We incurred a net loss of $682,448 during the three months ended June 30, 2017 compared to a net loss of $233,373 in the same period in the prior year due principally for the reasons noted above.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2017 reflects total assets of $602,362 consisting mainly of cash of $297,609, other receivables of $178,581 and property and equipment net, of $105,674. As of December 31, 2016, the balance sheet reflects total assets of $410,609 consisting mainly of cash of $275,041, other receivables of $23,069 and property and equipment net, of $100,841.The increase is related mainly to issuance of common stock that increased our cash balances by $22,568 and an increase in other receivables by $155,512.

As of June 30, 2017, we had total current liabilities of $468,888 consisting of accounts payable and accrued expenses of $104,723, notes payable of $88,015 and option liability of $276,150. As of December 31, 2016, we had total current liabilities of $283,988 consisting of $203,962 in accounts payable and accrued expenses and $80,026 in notes payable. The increase is mainly due to option liability recorded as part of the OEM distribution agreement offset by payment of certain accounts payable and accrued expenses balances.

As of June 30, 2017, we had positive working capital of $7,302 compared to positive working capital of $14,122 at December 31, 2016. The working capital has been sufficient to sustain our operations to date, although there is substantial doubt about our ability to continue as going concern. Our total liabilities as of June 30, 2017 were $488,448 compared to $296,651 at December 31, 2016.

During the six months ended June 30, 2017, we used $775,512 of cash in our operating activities. This resulted mainly from an overall net loss of $3,083,434, offset by stock-based compensation expenses of $2,042,960, fair value option of $276,150 and a decrease in accounts payable and accrued expenses of $94,548.

During the six months ended June 30, 2016, we used $575,906 in our operating activities. This resulted mainly from a net loss of $571,527 and an increase in other receivables of $8,726.

During the six months ended June 30, 2017, we used $11,821 in our investing activities as compared to $26,013 in the same period in the prior year. The decrease was mainly due to a decrease in the purchase of fixed assets partially offset by an increase in long-term deposit.

During the six months ended June 30, 2017, our financing activities provided us with $800,000 through the issuance of common stock as compared to $413,245 in the same period in the prior year, out of which $165,000 were in proceeds from the issuance of common stock and $248,245 were in proceeds of funds on account of reverse merger.

While management believes the Company will be successful in its current and planned operating activities, there can be no assurance that the Company will be successful in the achievement of sales of its products that will generate sufficient revenues to earn a profit and sustain the operations of the Company.

Our ability to create sufficient working capital to sustain us over the next twelve-month period and beyond, is dependent on our ability to raise additional funds through the issuance of equity or debt instrument.

There can be no assurance that sufficient capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources, other than signed agreements that we expect to receive all funds and issue the stock during the third quarter of 2017.

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

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management, with the participation of the Company's principal executive officer and principal financial officer has conducted an assessment, including testing, using the criteria in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, the Company's management concluded its internal control over financial reporting was not effective and required improvement as of June 30, 2017. The ineffectiveness of the Company's internal control over financial reporting was due to the following material weaknesses:

(i) Inadequate segregation of duties consistent with control objectives; and

(ii) Ineffective controls over period end financial disclosure and reporting processes.

Our management believes the material weaknesses identified above led to the restatement of the March 31, 2016 interim financial statements and the December 31, 2015 annual financial statements.We are currently still reviewing our internal controls and procedures related to these material weaknesses and still expect to implement changes in the current fiscal year as resources allow, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEED Back to Table of Contents

On January 9, 2017, the Company issued 300,000 restricted shares and 100,000 warrants to a service provider for consulting services.

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

On April 12, 2017, the Company issued a total of 85,361 restricted shares of common stock to its service providers.

The above-referenced restricted shares were issued without registration under the Securities Act of 1933, as amended (the "Act"), was in reliance upon the exemptions contained in Regulation S promulgated by the United States Securities and Exchange Commission (the "SEC") and Section 4(2) of the Act. The Issuees are not "U.S. Persons," as that term is defined in Rule 902 of Regulation S, and they are "accredited investors," as that term is defined in Rule 501 of Regulation D.

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

Exhibit No.	Description
31.1	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Zvi Yemini, filed herewith.
31.2	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Tzahi Geld, filed herewith.
32.1	Section 906 of the Sarbanes-Oxley Act of 2002 of Zvi Yemini, filed herewith
32.2	Section 906 of the Sarbanes-Oxley Act of 2002 of Tzahi Geld, filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

TechCare Corp.

By: /s/ Zvi Yemin
Zvi Yemini
Chief Executive Officer and Director
(Principal Executive Officer)
Date: August 7, 2017

By: /s/ Tzahi Geld
Tzahi Geld
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: August 7, 2017