Form 10-Q
period 2017-09-30
TechCare Corp.
filed 2017-11-09
CIK 1498067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 000-55680

TechCare Corp.
(Exact Name Of Registrant As Specified In Its Charter)

Delaware	68-0080601
(State of Incorporation)	(I.R.S. Employer Identification No.)

1140 Avenue of the Americas, New York, NY	10036
(Address of Principal Executive Offices)	(ZIP Code)

Registrant’s Telephone Number, Including Area Code: + (972) 3 750-3060 or (646) 380-6645

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer (as defined in rule 12b-2 of the Exchange Act), or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-Accelerated filer [ ]	Smaller reporting company [X]
Emerging Growth Company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Yes [  ] No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

On November 9, 2017, the Registrant had 21,817,544 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TechCare Corp.

Condensed Consolidated Balance Sheets

As of September 30, 2017 and December 31, 2016

(Unaudited)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$84,282	$275,041
Other receivables	160,620	23,069
Total current assets	244,902	298,110

Non-current assets:
Severance pay fund	10,403	5,988
Long-term deposits	12,071	5,670
Property and equipment, net	99,744	100,841
Total non-current assets	122,218	112,499
Total assets	$367,120	$410,609

Liabilities and Stockholders’ Equity (Capital Deficiency)
Current liabilities:
Accounts payable and accrued expenses	$137,780	$203,962
Option liability	182,720	-
Notes payable	87,192	80,026
Total current liabilities	407,692	283,988

Non-current liability:
Liability for severance pay	21,184	12,663
Total liabilities	428,876	296,651

Commitments

Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized: none issued and outstanding at September 30, 2017 and December 31, 2016	-	-
Common stock, par value $0.0001 per share, 500,000,000 shares authorized: 21,776,762 and 20,381,211 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	2,177	2,038
Accumulated other comprehensive income	107,061	97,003
Additional paid-in capital	6,970,542	3,727,610
Stock payable	48,964	-
Accumulated deficit	(7,190,500)	(3,712,693)
Total stockholders’ equity (capital deficiency)	(61,756)	113,958
Total liabilities and stockholders’ equity (capital deficiency)	$367,120	$410,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

TechCare Corp.

Condensed Consolidated Statements of Operations

and Comprehensive loss

(Unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
		Restated		Restated

Research and development expenses	131,765	303,597	872,874	782,231
Change in fair value of option liability	(93,430)	-	182,720	-
General and administrative expenses	361,342	544,747	2,441,860	636,911
Operating loss	399,677	848,344	3,497,454	1,419,142

Financial expenses (income), net	(5,305)	42,335	(24,495)	43,064

Loss before income taxes	394,372	890,679	3,472,959	1,462,206
Tax expenses	-	-	4,848	-
Net loss	$394,372	$890,679	$3,477,807	$1,462,206

Net loss per common stock:
Basic	$(0.02)	$(0.05)	$(0.16)	$(0.10)
Diluted	$(0.02)	$(0.05)	$(0.16)	$(0.10)

Weighted average number of common stock outstanding:
Basic	21,752,409	17,527,020	21,722,199	15,066,978
Diluted	22,018,967	17,527,020	21,722,199	15,066,978

Comprehensive loss:
Net loss	394,372	890,679	3,477,807	1,462,206
Other comprehensive loss (income) attributable to foreign currency translation	2,344	148,737	(10,058)	150,212
Comprehensive loss	396,716	1,039,416	3,467,749	1,612,418

The accompanying notes are an integral part of these condensed consolidated financial statements.

TechCare Corp.

Condensed Consolidated Statements of Cash Flows

For the Nine-Months Periods Ended September 30, 2017 and 2016

(Unaudited)

	For the nine	For the nine
	months ended	months ended
	September 30, 2017	September 30, 2016
		Restated
Cash flows from operating activities:
Net loss	$(3,477,807)	$(1,462,206)
Adjustments to reconcile net loss to net cash used in operating activities:		(727,113)
Depreciation	10,193	9,233
Stock issued in relation to consulting services	70,964	-
Change in fair value of option liability	182,720	-
Stock-based compensation	2,166,821	441,603
Changes in cash attributed to changes in operating assets and liabilities:
Other receivables and prepaid expenses	36,810	63,194
Accounts payable and accrued expenses	(60,512)	60,481
Liability for severance pay	5,229	-
Net cash used in operating activities	(1,065,582)	(887,695)

Cash flow from investing activities:
Severance pay fund	(1,592)	-
Purchase of fixed assets	(4,170)	(40,717)
Investment in short-term deposit	-	(13,565)
Investment in long-term deposit	(6,059)	(5,798)
Net cash used in investing activities	(11,821)	(60,080)

Cash flow from financing activities:
Proceeds from issuance of common stock	878,250	166,532
Proceeds of funds on account of reverse merger	-	1,144,930
Net cash provided by financing activities	878,250	1,311,462

Translation adjustments on cash and cash equivalents	8,394	54,731
Net increase (decrease) in cash and cash equivalents	(190,759)	418,418

Cash and cash equivalents - beginning of period	275,041	254,324
Cash and cash equivalents - end of period	$84,282	$672,742

Non-cash financing activity during the period:
Issuance of common stock and warrants	$194,995

The accompanying notes are an integral part of these condensed consolidated financial statements.

TechCare Corp.

Notes to Unaudited Financial Statements

September 30, 2017 (Unaudited)

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Nature of operations

Techcare Corp. (“Techcare”, the “Registrant” or the “Company”), formally known as BreedIT Corp. (“BreedIt”), was incorporated under the laws of the State of Delaware on May 26, 2010. The Company’s common stock is traded in the United States on the OTCQB Market under the ticker symbol “TECR”.

On February 8, 2016, the Company signed a Merger Agreement with Novomic Ltd. (“Novomic”), a private company incorporated under the laws of the State of Israel. The closing of the merger took place on August 9, 2016 pursuant to which Novomic became a wholly-owned subsidiary of the Company. The merger was structured as a reverse merger.

On August 23, 2017, the Company entered into a binding memorandum of understanding (the “MOU”) with Naturalicious Holdings B.V., a Dutch corporation (including its subsidiaries, “Natur”), pursuant to which the Company will acquire certain assets, operations and activities of Natur, in consideration for which the Company will issue a number of shares of common stock, par value $0.0001 per share representing fifty percent (50%) of the Company’s issued and outstanding common stock, on a fully diluted basis. The parties have agreed to use commercially reasonable efforts to negotiate and execute a definitive agreement within thirty (30) days of the execution of the MOU and subsequent closing of the aforesaid transactions (the “Closing”). In connection with the transaction, the parties shall enter into a separate stockholders’ agreement pursuant to which the board of directors of the Company (the “Board”), following the closing, will be comprised of six (6) directors, three (3) of whom shall be nominated for election by the controlling stockholders of Natur and three (3) of whom shall be nominated for election by the Company’s current controlling stockholders. The MOU may be terminated by either party in the event definitive agreements are not executed by the parties within eighty (80) days of the execution of the MOU.

Also, on August 23, 2017, the Company announced the appointment of Mr. Shlomi Arbel as the Company’s Chief Executive Officer, effective as of that date. Mr. Arbel, a member of the management team of the Company and Novomic, succedes Mr. Zvi Yemini who remained the chairman of the Board.

Going Concern

During the nine months period ended September 30, 2017, the Company had a comprehensive loss of approximately $3.5 million (out of which $2.2 million is related to stock-based compensation). As of September 30, 2017, the Company had accumulated losses of approximately $7.2 million (out of which $2.9 million is related to stock-based compensation). Based on the projected cash flows and Company’s cash balances as of September 30, 2017, Company’s management is of the opinion that without further fund raising it will not have sufficient resources to enable it to continue advancing its activities including the development, manufacturing and marketing of its products for a period of at least 12 months from the date of issuance of these financial statements. As a result, there is substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans include the continued commercialization of the products, continue taking cost reduction steps and securing sufficient financing through the sale of additional equity securities, debt or capital inflows from strategic partnerships. There are no assurances however, that the Company will be successful in obtaining the level of financing needed for its operations. If the Company is unsuccessful in commercializing its products and securing sufficient financing, it may need to reduce activities, curtail or cease operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

B. Summary of significant accounting policies

The accounting policies adopted are consistent with those of the previous financial year.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”), for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for fair statement of results for the interim periods presented have been included. The results of operations for the nine and the three months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year or for other interim periods or for future years. The consolidated balance sheet as of December 31, 2016 is derived from audited financial statements as of that date; however, it does not include all of the information and footnotes required by GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on May 10, 2017.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of TechCare, and its subsidiary, Novomic. All intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2: RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2016, the FASB issued an ASU No. 2016-09, which simplifies certain aspects of the accounting for share-based payments, including accounting for income taxes, classification of awards as either equity or liabilities, classification on the statement of cash flows as well as allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. The ASU is effective for annual reporting periods (including interim periods within those annual reporting periods) beginning after December 15, 2016 and all amendments of the ASU that apply must be adopted in the same period. The adoption by the Company of ASU No. 2016-09 on January 1, 2017, did not have any effect on the Company’s consolidated financial statements.

NOTE 3: RESTATEMENT

The Company restated its September 30, 2016 statement of operations, comprehensive loss and cash flows in order to correct the following errors:

1) Reclassification of certain property, plant and equipment items that was previously expensed.
2) Measurement of stock-based compensation modification for the Company’s 2015 stock grants.
3) The accounting treatment of the reverse merger (including the effect on earnings per share).

Statement of operations and comprehensive loss for the nine months period ended September 30, 2016:

	As previously reported	Adjustments	As presented in these financial statements
	U.S. Dollar
Research and development expenses	211,222	571,009	782,231
General and administrative expenses	946,169	(309,258)	636,911
Financial expenses (income), net	(129,675)	172,739	43,064
Net loss for the period	1,027,716	434,490	1,462,206
Total comprehensive loss	979,361	633,057	1,612,418
Loss per share – Basic and diluted	(0.15)	0.05	(0.10)
Weighted average number of common stock outstanding – Basic and diluted	6,853,206	8,213,772	15,066,978

Statement of operations and comprehensive loss for the three months period ended September 30, 2016:

	As previously reported	Adjustments	As presented in these financial statements
	U.S. Dollar
Research and development expenses	64,020	239,577	303,597
General and administrative expenses	287,462	257,285	544,747
Financial expenses (income), net	(131,302)	173,637	42,335
Net loss for the period	220,180	670,499	890,679
Total comprehensive loss	203,749	835,667	1,039,416
Loss per share – Basic and diluted	(0.02)	(0.03)	(0.05)
Weighted average number of common stock outstanding – Basic and diluted	10,570,821	6,956,199	17,527,020

Statements of cash flows for the nine months ended September 30, 2016:

	As previously reported	Adjustments	As presented in these financial statements
	U.S. Dollar
Net cash used in operating activities	(806,128)	(81,567)	(887,695)
Net cash provided by (used in) investing activities	1,121,540	(1,181,620)	(60,080)
Net cash provided by financing activities	165,000	1,146,462	1,311,462

NOTE 4: STOCKHOLDERS’ EQUITY

Share capital

During the nine months ended September 30, 2017 the Company entered into several agreements, under which the Company raised an aggregate amount of $878,250. In October 2017, the Company entered into an Advance Investment Agreement for a bridge investment in the aggregate amount of US$250,000 – See note 10.

a.	In the first quarter of 2017, the Company entered into an agreement with Zvi Yemini, the Company’s Chief Chairman of the Board through his controlled entity, Y.M.Y Industry Ltd. (“YMY”), pursuant to which the Company issued YMY 207,039 shares of common stock of the Company at a purchase price of $0.483 per share for a total consideration of $100,000.

b.	In the first quarter of 2017, the Company entered into several agreements, pursuant to which the Company issued to certain investors 1,242,236 shares of common stock of the Company at a purchase price of $0.483 per share for a total consideration of $600,000.

c.	In the first quarter of 2017, the Company entered into an agreement, pursuant to which the Company issued 103,520 shares of common stock of the Company and warrants exercisable for a period of 6 months to purchase an additional 15,528 shares at a purchase price of $0.483 per unit for a total consideration of $50,000.The warrants expired during the third quarter of 2017.

d.	In the second quarter of 2017, the Company signed an agreement to issue 103,520 shares of common stock of the Company at a purchase price of $0.483 per share for a total consideration of $50,000. The stock were issued during the third quarter of 2017.

e.	In the second quarter of 2017, the Company signed agreements to issue 162,008 shares of common stock of the Company at a purchase price of $0.483 per share for a total consideration of $78,250. The stock were issued and the funds were received during the third quarter of 2017.

During the nine months ended September 30, 2017, the Company issued the following shares of common stock and warrants in relation to services:

f.	In the first quarter of 2017, the Company signed an agreement to issue 300,000 restricted shares of the Company to a service provider for his consulting services for a term of 18 months. As part of the consulting agreement, the Company also granted the service provider warrants exercisable to purchase 100,000 of the Company’s common stock at an exercise price of $1.50 per warrant share exercisable for a period of 24 months commencing the date of the agreement. The total value of the agreement at the date of the grant was $146,031.

g.	In the second quarter of 2017, the Company signed a service agreement with a service provider, pursuant to which the Company will pay a monthly fee and also granted the service provider 70,000 shares of common stock which were issued in April 2017.

h.	In the second quarter of 2017, the Company signed a consulting agreement with a service provider pursuant to which the Company will pay a monthly fee and will grant the service provider up to 500,000 shares of common stock of the Company that will be issued as follows: (1) 50,000 common stock on the execution of the agreement, (2) the remaining 450,000 common stock shall be contingent upon the successful achievement of certain milestones, as described in the agreement. As of September 30, 2017, the Company had not yet issued the 50,000 common stock and, therefore, recorded a stock payable in the amount of $30,000 in the consolidated financial statements. Also, as of September 30, 2017 the milestones have not been achieved and no additional common stock were issued.

i.	In the third quarter of 2017, the Board approved the issuance of 40,782 restricted shares for professional corporate services. As of September 30, 2017, the Company had not yet issued the common stock and, therefore, recorded a stock payable in the amount of $18,964 in the consolidated financial statements.

Stock-Based Compensation

Stock based awards are accounted for using the fair value method in accordance with ASC 718, Shared Based Payment. The Company’s primary type of stock based compensation consists of stock options to directors, employees, officers, consultants, and advisors. The Company uses the Black-Scholes option pricing model in valuing options.

During March 2017, the Company granted to certain employees options to purchase 723,027 of the Company’s common stock and to non-employees options to purchase 2,000,952 of the Company’s common stock for an exercise price of $0.0001. Out of all the option grants, 1,298,737 options were granted to related parties.

During September 2017, the Company granted to its CEO options to purchase 266,369 of the Company’s common stock for an exercise price of $0.0001 per share.

A summary of the stock option activity for the nine-month period ended September 30, 2017:

	Number of Options	Weighted Average Exercise Price
		U.S Dollar
Options outstanding at January 1, 2017	1,666,617	0.0001
Granted	2,723,979	0.0001
Options outstanding at June 30, 2017	4,390,596	0.0001
Granted	266,369	0.0001
Options outstanding at September 30, 2017	4,656,965	0.0001

The options granted during the nine months period ended in September 30, 2017 were fully vested on the grant date and exercisable for 2.5-5 years. The following assumptions were applied in determining the options’ fair value on their grant date:

Risk-free interest rate	1.54%
Expected shares price volatility	70%
Expected option term (years)	2.5-5
Dividend yield	-

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

	Nine months ended September 30, 2017	Nine months ended September 30, 2016

		Restated
Research and development expenses	$364,674	$142,506
General and administrative expenses	1,802,147	299,097
	$2,166,821	$441,603

	Three months ended September 30, 2017	Three months ended September 30, 2016

		Restated
Research and development expenses	$-	$142,506
General and administrative expenses	123,681	299,097
	$123,681	$441,603

NOTE 5: OEM DISTRIBUTION AGREEMENT

On June 23, 2017, the Company entered into an OEM agreement (the “OEM Agreement”) with a medical device and wellness applications company based in the United States (the “OEM Distributor”), according to which the OEM Distributor will manufacture, distribute and sell the Company’s Novokid head lice treatment products in the United States, Canada, Brazil, Argentina, Costa Rica and Colombia, all on an exclusive basis, pursuant to and in accordance with the terms and conditions set forth in the OEM Agreement, including minimum royalties commitments. The OEM Distributor will be solely responsible for obtaining and maintain the approval from the US Food and Drug Administration (the “FDA”) and shall bear all costs related to such approval.

As part of the OEM Agreement, the OEM Distributor paid a royalty advance of $10,000 and also an amount of $140,000 which is held in an escrow account, until the Company completes certain milestones, as described in the OEM Agreement.

NOTE 5: OEM DISTRIBUTION AGREEMENT (continued)

Also, as part of the OEM Agreement, the Company granted the OEM Distributor an option to purchase up to 9.09% of the Company’s common stock for a total consideration of up to $900,000, exercisable until January 15, 2018. The fair value of the option as of September 30, 2017 amounted to $182,720. The key assumptions used in the options’ valuation was as follows:

Risk-free interest rate	1.14%
Expected shares price volatility	70%
Expected option term (years)	0.29
Dividend yield	-

NOTE 6: INCOME TAXES

a. Basis of taxation

The Company and its subsidiary are taxed under the domestic tax laws of the jurisdiction of incorporation of each entity, United States and Israel, respectively.

b. Carryforward Tax Losses

As of September 30, 2017 and December 31, 2016, the subsidiary had net operating carry forward tax losses of approximately $1.7 million and $0.9 million, respectively. A full valuation allowance was created against these carry forward tax losses since the realization of any future benefit from these net operating losses cannot be sufficiently assured at September 30, 2017 and December 31, 2016.

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

For purposes of the calculation of the diluted loss per share, the Company adjusts the weighted average number of common stock using the treasury stock method assuming conversion of all of the dilutive potential stock. The potential stock are taken into account only if their effect is dilutive (increases loss per share).

NOTE 8: FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of the Company’s financial instruments, including cash equivalents, current assets, accounts payable and accrued liabilities and notes payables approximate their fair value, due to their short term in nature and their carrying amounts approximates the amounts expected to be received or paid.

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

The following table is a reconciliation of the change for the financial liability where fair value measurement is estimated utilizing Level 3 inputs:

11

2017
US dollar
Fair value as of January 1,	$-
Change in fair value recognized in statement of operations	276,150
Fair value as of June 30,	276,150
Change in fair value recognized in statement of operations	(93,430)
Fair value as of September 30,	$182,720

NOTE 9: RELATED PARTY TRANSACTIONS

For the issuance of shares of common stock to the Company’s Chairman of the Board’s affiliated entity, other related parties and option grants to the Company’s directors, refer to note 4.

On February 22, 2017, the Company signed an amendment to the original service agreement with Zvi Yemini, the Company’s chairman of the Board, through his affiliated entity, YMY. According to the amendment, Mr.Yemini’s monthly payment was increased to 45,000 NIS (approximately $12 thousand) starting February 2017.

On October 17, 2017, the Company entered into an Advance Investment Agreement with YMY and with Traistman Radziejewski Fundacja Ltd., a company affiliated to Oren Traistman, a member of the Board. For further details, please refer to note 10 below.

NOTE 10: SUBSEQUENT EVENTS

On October 17, 2017, the Company entered into an Advance Investment Agreement (the “Advance Investment Agreement”) with YMY and Traistman Radziejewski Fundacja Ltd. Pursuant to the Advance Investment Agreement, YMY and Traistman Radziejewski Fundacja Ltd. provided the Company with a bridge investment in the aggregate amount of US$250,000 (the “Investment Amount”). The Investment Amount will be immediately payable upon the consummation of an Asset Purchase Agreement with Natur (the “Asset Purchase Agreement”, see note 1 above), provided the consummation of which occurs prior to or on December 31, 2017 (the “Trigger Date”) or upon other insolvency events of the Company, as described in the agreement. In the event that the Company has not consummated the Asset Purchase Agreement prior to or on the Trigger Date, then the entire then outstanding Investment Amount will be automatically converted into shares of common stock of the Company, par value $0.0001 per share (the “Shares”) on the first business day following the Trigger Date, at a price per share equal to 70% of the volume weighted average price (as defined in the Advance Investment Agreement) of the Shares as of such date (the “PPS”). The Investment amount will also be converted into Shares at the PPS upon a Deemed Liquidation Event (as defined in the Advance Investment Agreement).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Certain statements that the Company may make from time to time, including all statements contained in this Form 10-Q that are not statements of historical fact, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and the safe harbor provisions set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by words such as “plans,” “expects,” “believes,” “anticipates,” “estimates,” “projects,” “will,” “should,” and other words of similar meaning used in conjunction with, among other things, discussions of future operations, financial performance, product development and new product launches, market position and expenditures. The Company assumes no obligation to update any forward-looking statements. Additional information concerning factors which could cause differences between forward-looking statements and future actual results is discussed under the heading “Risk Factors” in the Company’s Annual report on Form 10-K as filed with the SEC on May 10, 2017. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our historical results of operations during the periods presented and our financial condition for the periods ended September 30, 2017 and 2016. This MD&A should be read in conjunction with our consolidated financial statements and the accompanying notes to consolidated financial statements for the years ended December 31, 2016 and 2015.

Overview and Recent Developments

We are a technology company engaged in the design, development and commercialization of a delivery platform utilizing proprietary vaporization various compounds to enable a wide variety of health, wellness and beauty treatments (the “Platform”).

We anticipate to commence generating revenues from the sale of Novokid, our head lice treatment device, during the fourth quarter of 2017, following its receipt of regulatory approval from the CE (the European Union), obtained by the Company during the third quarter of 2017, which now permits us to commence sales and marketing activities in Europe.

Before we enter the U.S. market, we will need to secure approval from the FDA. Pursuant to our OEM Agreement signed in June 2017 with a medical device and wellness application company based in the United States (the “OEM Distributor”), the OEM Distributor will be solely responsible for obtaining and maintain the FDA approval and shall bear all costs related to such approval.

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

Recent Developments and Plans

Our current and future products are all based on our Platform, which was developed over a period of 7 years. During the past 18 months, we have achieved the following:

●	Performed extensive market research for the lice treatment/prevention market;
●	Completed product development of Novokid, which included finalization of commercial design of compressor, vaporizer, Capsules and head cap, optimizing the product’s efficiency, negotiating and finalizing the product supply chain across various suppliers;
●	Received the Israeli Ministry of health approval (AMAR) to market the lice product in Israel;
●	Attained ISO 9001certification;
●	Obtained CE approval for Novokid, classified as a Class I medical device;
●	Conducted extensive tests and measurements for treatment calibration protocol and efficiency;
●	Obtained recommendations from leading senior pediatricians;
●	Opened Novomic’s headquarters offices in Israel’s Rosh Ha’ayin Industrial Park; and
●	Signed an OEM Agreement, according to which the OEM Distributor will manufacture, distribute and sell the Company’s Novokid head lice treatment products, in the United States, Canada, Brazil, Argentina, Costa Rica and Colombia, all on an exclusive basis, pursuant to and in accordance with the terms and conditions set forth in the OEM Agreement.

During the next 12-18 months, we plan to focus our efforts on the following:

●	Finalizing additional distribution, OEM and JV agreements with well-known companies, in Israel and abroad;
●	Reduction of manufacturing costs;
●	Finalizing the development and commercialization of Shine, the Company’s hair treatment devices exploiting our proprietary vapor based delivery platform;
●	Developing and commercializing our future products line in the fields of dermatology and pests treatments;
●	Obtain FDA approval for Novokid, by and through our OEM Distributor;
●	Obtain CE and FDA approvals for Shine;
●	Complete preparations for mass production by launching an automated capsule production line;
●	Presenting the platform and its application in leading conferences around the globe; and
●	Developing our dermatology and pests control applications, based on our Platform.

We may be required to obtain additional regulatory approvals for our head lice treatment platform and any future products. If unable to receive regulatory approval or commercialize our product candidates, our business will be adversely affected. CE approval is required for the marketing, distributing and sale of our products in the EU, whereas FDA approval is required for such marketing, distributing and sale in the United States. In the event that our products are to be sold in certain territories requiring additional regulatory approvals, such approvals will need to be obtained by us or by our distributors.

On August 23, 2017, we entered into an MOU with Natur, pursuant to which we will acquire certain assets, operations and activities of Natur, in consideration for which we will issue a number of shares of common stock, par value $0.0001 per share representing fifty percent (50%) of our issued and outstanding common stock, on a fully diluted bases. The parties have agreed to use commercially reasonable efforts to negotiate and execute a definitive agreement within thirty (30) days of the execution of the MOU and subsequent closing of the aforesaid transactions. In connection with the transaction, the parties shall enter into a separate stockholders’ agreement pursuant to which our Board, following the Closing, shall be comprised of six (6) directors, three (3) of whom shall be nominated for election by the controlling stockholders of Natur and three (3) of whom shall be nominated for election by our current controlling stockholders. The MOU may be terminated by either party in the event definitive agreements are not executed by the parties within eighty (80) days of the execution of the MOU.

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

Business model

While the vaporizer for both Novokid and Shine is designated to be a one-time purchase, the head cap, and especially the capsules, will be sold based on the razor/razor-blade business model and based on our estimates, which we believe are both reasonable and conservative, our target customers for Novokid and Shine are expected to purchase between 12-16 capsules, on average, per year. Therefore, we estimate that the majority of the revenues that the Company will generate in the future will be based on capsules sales for both Novokid and Shine products.

The Company plans to focus its initial sales and marketing efforts on two of the largest markets in the world - the European Union and the United States markets, starting in the European Union where CE approval was obtained during the third quarter of 2017.

In order to achieve its intended global footprint and market presence, the Company’s primary distribution method will be based on the business-to-business OEM and distribution agreements, as oppose to direct sales to end-customers. We believe that these models will reduce our sales and marketing costs to a minimum while starting to generate revenues to support our research and development efforts for utilizing our technological platform to expand our product line.

Intellectual Property

Due to the importance of patents, the Company has devoted significant efforts and resources and will continue to invest resources in strengthening its patent portfolio. Below is the list of patents registered by the Company to date:

Patents	Each patent’s relevance to the program	Date and status of registration

EP 2 438 830 B1	Treating lice with gaseous compounds in airtight space	Approved on July 16, 2014
US 9/307820 B2	Treating lice with gaseous compounds in airtight space	Approved on April 12, 2016
US 15/438842	Treating an object with gaseous compounds in an airtight space	February 22, 2017 *

* Under approval process

The Company plans to expand existing patents related to pushing air using its vaporizer and new substances which are now being researched and documented, and more subjects that will be developed during research.

Research and Development

We spent approximately $1. 5 million on research and development (excluding stock based compensation expenses) during the past two years. During this period, we completed the product development of both Novokid and Shine, which included finalization of commercial design of compressor, capsules and head cap and optimizing the products efficiency.

The Company plans to build upon the research and development achievements it had with the completion of the head lice treatment product as the basis to expand its variety of treatments and solutions, which will also be based on the developed platform and the knowledge the Company gained principally during the past two years.

Results of Operations during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016

During the nine months ended September 30, 2017 and 2016, we generated no revenues.

Our research and development expenses during the nine months ended September 30, 2017 were $872,874 (compared to $782,231 during the same period in the prior year), comprised of $508,200 of ongoing research and development expenses (compared to $639,725 during the same period in the prior year) and additional sum of $364,674 (compared to $142,506 during the same period in the prior year) in stock based compensation to the Company’s research and development employees and service providers.

Our general and administrative expenses during the nine months ended September 30, 2017, were $2,441,860 (compared to $636,911 during the same period in the prior year) comprised of $639,713 of payroll and service providers’ consultancy (compared to $337,814 during the same period in the prior year) and an additional sum of $1,802,147 in stock based compensation to our management, consultants and service providers (compared to $299,097 during the same period in the prior year).

During the nine months ended September 30, 2017, we incurred a net loss of $3,477,807 (compared to $1,462,206 during the same period in the prior year). Excluding a sum of $2,166,821 in stock based compensation (compared to $441,603 during the same period in the prior year) we incurred a net loss of $1,310,985 (compared to a net loss of $1,020,603 in the same period in the prior year) principally for the reasons noted above.

Results of Operations during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016

During the three months ended September 30, 2017 and 2016, we generated no revenues.

Our research and development expenses during the three months ended September 30, 2017, were $131,765 compared to $303,597 (comprised of ongoing research and development expenses of $161,091 and additional sum of $142,506 in stock based compensation) during the same period in the prior year. The decrease is mainly due to completion of research and development activities related to Novokid, offset by ongoing research and development expenses related to Shine.

During the nine months and three months ended September 30, 2017, we recorded $182,720 fair value option expenses and $93,430 fair value option income, respectively, related to the OEM Agreement with the OEM Distributor in June 2017 mainly due to the change in stock price.

Our general and administrative expenses during the three months ended September 30, 2017, were $361,342 compared to $544,747 during the same period in the prior year. The decrease is mainly due to stock based compensation expenses.

We incurred a net loss of $394,372 during the three months ended September 30, 2017, compared to a net loss of $890,679 in the same period in the prior year due principally for the reasons noted above.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2017, reflects total assets of $367,120 consisting mainly of cash of $84,282, other receivables of $160,620 and property and equipment net, of $99,744. As of December 31, 2016, the balance sheet reflects total assets of $410,609 consisting mainly of cash of $275,041, other receivables of $23,069 and property and equipment net, of $100,841.The decrease is related mainly to a decrease of our cash balances by $190,759 offset by an increase in other receivables by $137,551.

As of September 30, 2017, we had total current liabilities of $407,692 consisting of accounts payable and accrued expenses of $137,780, notes payable of $87,192 and option liability of $182,720. As of December 31, 2016, we had total current liabilities of $283,988 consisting of $203,692 in accounts payable and accrued expenses and $80,026 in notes payable. The increase is mainly due to option liability recorded as part of the OEM distribution agreement offset by payment of certain accounts payable and accrued expenses balances.

As of September 30, 2017, we had negative working capital of $162,790 compared to positive working capital of $14,122 at December 31, 2016. The working capital has been sufficient to sustain our operations to date, although there is substantial doubt about our ability to continue as going concern. Our total liabilities as of September 30, 2017 were $428,876 compared to $296,651 at December 31, 2016.

During the nine months ended September 30, 2017, we used $1,065,582 of cash in our operating activities. This resulted mainly from an overall net loss of $3,477,807, offset by stock-based compensation expenses of $2,166,821, fair value option expenses of $182,720 and a decrease in accounts payable and accrued expenses of $60,512.

During the nine months ended September 30, 2016, we used $887,695 in our operating activities. This resulted mainly from a net loss of $1,462,206, a decrease in other receivables of $63,194, an increase in accounts payable and accrued expenses of $60,481, offset by stock based compensation expenses of $441,603.

During the nine months ended September 30, 2017, we used $11,821 in our investing activities as compared to $60,080 in the same period in the prior year. The decrease was mainly due to a decrease in the purchase of fixed assets.

During the nine months ended September 30, 2017, our financing activities provided us with $878,250 through the issuance of common stock, as compared to $1,311,462 in the same period in the prior year, out of which $166,532 were in proceeds from the issuance of common stock and $1,144,930 were acquired through the reverse merger with Novomic.

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

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer (who is the Company’s principal executive officer) and the Company’s Chief Financial Officer, (who is the Company’s principal financial officer) to allow for timely decisions regarding required disclosure. In designing and evaluating the Company’s disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were ineffective due to material weaknesses identified in the Company’s internal control over financial reporting as described below.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management, with the participation of the Company’s principal executive officer and principal financial officer has conducted an assessment, including testing, using the criteria in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, the Company’s management concluded its internal control over financial reporting was not effective and required improvement as of September 30, 2017. The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses:

(i) Inadequate segregation of duties consistent with control objectives; and

(ii) Ineffective controls over period-end financial disclosure and reporting processes.

Our management believes the material weaknesses identified above led to the restatement of the March 31, 2016 and September 30, 2016 interim financial statements and the December 31, 2015 annual financial statements. We are currently still reviewing our internal controls and procedures related to these material weaknesses and still expect to implement changes in the current fiscal year as resources allow, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEED

None.

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

Exhibit No.	Description
31.1	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Shlomi Arbel, filed herewith.
31.2	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Tzahi Geld, filed herewith.
32.1	Section 906 of the Sarbanes-Oxley Act of 2002 of Shlomi Arbel, filed herewith.
32.2	Section 906 of the Sarbanes-Oxley Act of 2002 of Tzahi Geld, filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

TechCare Corp.

By:	/s/ Shlomi Arbel
Shlomi Arbel
Chief Executive Officer
(Principal Executive Officer)
Date: November 9, 2017

By:	/s/ Tzahi Geld
Tzahi Geld
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: November 9, 2017

