Form 10-K
period 2017-12-31
TechCare Corp.
filed 2018-04-02
CIK 1498067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 000-55680

TECHCARE CORP.
(Exact Name of Registrant As Specified In Its Charter)

Delaware	68-0080601
(State of Incorporation)	(I.R.S. Employer Identification No.)

1140 Avenue of the Americas, New York, NY	10036
(Address of Principal Executive Offices)	(ZIP Code)

Registrant’s Telephone Number, Including Area Code: +(972) 3 750-3060 or (646) 380-6645

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $0.0001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.[  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).[X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]
Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).[  ] Yes [X] No

On June 30, 2017, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $4.4 million based on the closing price of $0.5 per share of the Registrant’s common stock on June 30, 2017.

The registrant had 28,160,982 shares of common stock outstanding as of April 2, 2018.

EXPLANATORY NOTE

On March 27, 2018, management and the Board of Directors of TechCare Corp. concluded that our previously issued condensed consolidated financial statements as of March 31, 2017, June 30, 2017 and September 30, 2017 and for each of the three-month and year-to-date periods then ended (collectively, the “Non-Reliance Periods”) should not be relied upon because of misstatements described below. Accordingly, they concluded that the unaudited condensed consolidated financial statements for those periods should be restated, which we refer to herein as the Restatement.

This Annual Report on Form 10-K for the year ended December 31, 2017 includes restated unaudited condensed financial information for the first three quarterly periods in 2017. Our unaudited condensed consolidated financial information for: (i) the three months ended March 31, 2017 included in this Annual Report on Form 10-K have been restated from the unaudited consolidated financial statements included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (as filed with the Securities and Exchange Commission on June 13, 2017); (ii) the three and six months ended June 30, 2017 included in this Annual Report on Form 10-K have been restated from the unaudited consolidated financial statements included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (as filed with the Securities and Exchange Commission on August 7, 2017); and (iii) the three and nine months ended September 30, 2017 included in this Annual Report on Form 10-K have been restated from the unaudited consolidated financial statements included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (as filed with the Securities and Exchange Commission on November 9, 2017).

Restatement Background

During the year-end financial statement close, management identified a misstatement in these periods related to the Company’s stock compensation expense recorded in 2017. The misstatement stemmed from an erroneous recording of additional stock compensation expense of $943,901 during the three months ended March 31, 2017 related to certain fully vested awards that were granted in December 31, 2016 and were properly fully expensed in 2016. The Restatement also corrects certain other errors such as: (i) Measurement of advances to suppliers that were previously expensed that impacted the quarters ended June 30, 2017 and September 30, 2017, and (ii) errors in the classification of certain expenses within the consolidated statements of operations and comprehensive loss in order to reflect the correct nature of the expense.

See Note 16 to our financial statements included in this annual report for the impact of each of the periods. The Restatement does not impact 2016 or any quarterly or year-to-date periods therein.

2

Cautionary Statement regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set out in the section hereof entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Our financial statements are stated in United States dollars (“US$”) and are prepared in accordance with United States generally accepted accounting principles (“GAAP”). In this Annual Report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to the shares of our common stock. As used in this Annual Report, the terms “we,” “us,” “our,” “TechCare,” the “Company” and the “Registrant” mean TechCare Corp. and its subsidiaries unless the context clearly requires otherwise.

PART I

ITEM 1. BUSINESS

Corporate Background

We are a technology company engaged in the design, development and commercialization of a platform utilizing proprietary vaporization technology to commercialize health, wellness and beauty treatments, or the Platform.

Our product offerings include Novokid, an innovative home use device for the elimination of lice and eggs while employing a natural, plant based compound, pesticides and silicone free and Shine, a revolutionary home use device for hair and scalp cleansing and rejuvenation.

As of the date hereof, we have limited operations and no revenues from our business operations. There is substantial doubt that we can continue as a going concern and an on-going business for the next twelve months without the success of our business operations which foresees the generation of the revenues during 2018.

We project that we will need to raise up to $1,000,000 during the next 12 months in order to successfully implement our business plan and to become profitable, of which there can be no assurance. Failure to obtain this necessary capital at acceptable terms, if at all, when needed, may force us to delay, limit, or terminate our products development efforts and secure regulatory approvals and would adversely impact our planned research and development efforts in connection with the Company’s future products, which may make it more difficult for us to attain profitability.

On February 8, 2016, we signed a Merger Agreement, or the Merger Agreement, with Novomic Ltd., or Novomic, a private company organized under the laws of the State of Israel and a Shareholders’ Agreement with the Novomic’s shareholders, or the Shareholders’ Agreement. The Merger Agreement was by and between the Company, on the one hand, and Novomic together with YMY Industry Ltd., or YMY, and Microdel Ltd. or Microdel, the latter two of which are hereinafter referred to as the “Novomic Founders,” on the other hand. On August 9, 2016, we consummated the merger under the Merger Agreement and Novomic became a wholly-owned subsidiary of the Company.

Upon closing of the merger, the former Novomic shareholders owned approximately 73.52% of our capital stock and TechCare stockholders retained approximately 26.48% of the combined company, on a fully diluted basis. Accordingly, while TechCare was the legal acquirer, Novomic was treated as the acquiring company in the merger for accounting purposes, and the merger was accounted for as a reverse merger as described in note 3 to our financial statements for the year ended December 31, 2017, which are included within Item 8 in this annual report.

As a result, the financial statements of the Company prior to the merger date are the historical financial statements of Novomic, whereas the financial statements of the Company after the merger date reflect the results of the operations of Novomic and Techcare on a combined basis.

In connection with the closing of the Merger Agreement, the Company (i) changed its name from BreedIT Corp. to TechCare Corp.; (ii) the 149,219,173 outstanding shares of the Registrant’s common Stock were subject to a reverse split on a one-for-thirty (1:30) basis, resulting in 4,973,972 outstanding shares of common stock; and (iii) authorized ten million (10,000,000) shares of preferred stock, par value $0.0001, which may be issued in one or more classes or series, having such designations, preferences, privileges and rights as our board of directors may determine.

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

Our Treatment Solutions

Novokid – Natural, Plant-based and Effective Lice Treatment

Parents and children exposed to head lice are now forced to use standard over-the-counter, or OTC, treatments that are toxic, often ineffective, time consuming and expensive. According to the Journal of Medical Entomology, 98% of lice have developed resistance to existing treatments in the US and they have now referred to as “super-lice”. Most current treatments contain pesticides, alcohol or silicone, which are all associated with a wide variety of hazardous side effects.

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

The global hair care market is estimated to be in excess of $80 billion per annum and we are looking to establish a presence in the home treatment niche. To that end, we are in the process of expanding the Shine treatment product line to include formulations for the needs of specific hair types, such as dry, curly, colored, and over-processed hair.

Recent Developments and Plans

Our current and future products are all based on the Platform which was developed over a period of seven years. During the past 18 months, we have achieved the following:

●	Performed extensive market research for the lice treatment/prevention market;

●	Completed product development of Novokid, which included finalization of commercial design of vaporizer, capsules and head cap, optimizing the product efficiency, negotiating and finalizing the product supply chain across various suppliers;

●	Received the Israeli Ministry of health approval, or AMAR, to market our Novokid head lice treatment products in Israel;

●	Attained ISO 9001certification;

●	Obtained CE approval for Novokid, classified as a Class I medical device;

●	Obtained recommendations from leading senior pediatrics;

●	Opened Company headquarters offices in Israel’s Rosh Ha’ayin Industrial Park;

●	Entered into an Original Equipment Manufacturer, or OEM, Agreement, which we refer to as the OEM Agreement, according to which the OEM distributor will manufacture, distribute and sell the Company’s Novokid head lice treatment products, in the United States, Canada, Brazil, Argentina, Costa Rica and Colombia, all on an exclusive basis;

●	entered into a distribution agreement with an exclusive distributor of our Novokid product line in the Netherlands; and

●	Contracted and setup production facilities in China and Israel.

During the next 12-18 months, we plan to focus our efforts on the following:

●	Finalizing additional distribution, OEM and JV agreements with well-known distributes and manufacturers, in Israel and throughout the world;

●	Reduction of manufacturing costs;

●	Finalizing the development and commercialization of Shine, the Company’s hair treatment devices exploiting our proprietary vapor based delivery platform;

●	Obtain the approval of the U.S. Food and Drug Administration, or FDA, for Novokid, by and through our OEM distributor;

●	Obtain CE and FDA approvals for Shine;

●	Complete preparations for mass production by launching an automated capsule production line;

●	Presenting the platform and its application in leading conferences around the globe; and

●	Developing our dermatology and pests control applications, based on our Platform.

We may be required to obtain additional regulatory approvals for our head lice treatment platform and any future products. If unable to receive regulatory approval or commercialize our product candidates, our business will be adversely affected. CE approval, already obtained, is required for the marketing, distributing and sale of our products in the European Union, whereas FDA approval is required for such marketing, distributing and sale in the United States. In the event that our products are to be sold in certain territories requiring additional regulatory approvals, such approvals will need to be obtained by us or by our distributors.

Sales and Marketing

While the vaporizer for both Novokid and Shine is designated to be a one-time purchase, the head cap and capsules, will be sold separately based on the razor/razor-blade business model. Based on our estimates, which we believe are both reasonable and conservative, our target customers are expected to purchase between 12-16 capsule units per year. Therefore, we estimate that the majority of our revenues will be generated in the future based on capsules sales for both Novokid and Shine products.

The Company plans to focus its initial sales and marketing efforts on the European Union, where CE approval was obtained in Q3 2017, and once FDA approval for the Novokid product is received also the United States.

In order to achieve our intended global footprint and market presence, we plan to base our primary distribution method on the distribution model, in which the distributor will sell our products under our name and branding. In specific instances, we will consider implementing the OEM model, in which the distributor will sell our products under a co-branding arrangement. We believe that these models will reduce our marketing costs while starting to generate revenues to support our research and development efforts for utilizing our technological platform to expand our product line.

The Company also plans to market and advertise its products through implementing an omni-channel strategy, both through online and retail sales outlets, which we believe will present a huge opportunity for generating sales and market acceptance.

Production

We manufacture our products through third party manufacturers in Israel and China. The Novokid vaporizer is manufactured in China by a local manufacturer which also handles assembly, integration and quality assurance for the vaporizer and manufactures the cap and the ancillary components of the Novokid Kit. The Novokid treatment capsules are manufactured and filled in Israel by third party contractors.

Research and Development

We incurred approximately $1.3 million on research and development during the past two years. During this period, the Company completed the development of both the Novokid and Shine products, which included finalization of commercial design of the compressor, capsules and head cap and optimizing the products efficiency.

We plan to build upon the research and development achievements we had with the completion of the Novokid product for head lice treatment as the basis to expand our variety of treatments and solutions, which will also be based on the developed Platform and the knowledge we gained during the past two years.

Intellectual Property

Due to the importance of patents, we have has devoted significant efforts and resources and will continue to invest resources in strengthening our patent portfolio. Below is the list of patents we have registered to date:

Patents	Each patent’s relevance to the program	Date and status of registration

EP 2 438 830 B1	Treating lice with gaseous compounds in an airtight space.	Approved on July 16, 2014

US 9/307820 B2	Treating lice with gaseous compounds in an airtight space.	Approved on April 12, 2016

US 15/438842	Treating an object with gaseous compounds in an airtight space.	February 22, 2017 *

* Under approval process.

We plan to expand our existing patents to encompass additional applications.

Competition

Novokid

In the key markets, in which we plan to compete, our competition will range from prescription and OTC treatments, many of which are well-established and accepted in the market, to simple home remedies, which include occlusive agents, such as “petrolatum shampoo,” mayonnaise, butter or margarine, herbal oils, and olive oil, applied to suffocate the lice. These home remedies, while widely used, have not been evaluated for effectiveness in randomized controlled trials. To date, only anecdotal information is available concerning effectiveness.

At present, there are four to five products and many low-cost generics and store brand equivalents that dominate the lice treatment market. However, the active ingredients in these pharmacological therapies are mostly based on chemical insecticides. A major problem that chemical-based solution are now facing (mainly pyrethroids) is that a growing amount of head lice have developed gene mutation that made them resisted to pyrethroids (those lice are being referred in the common population as “Super Lice”). Pyrethroids are the family of insecticides used to kill lice in common over-the-counter treatment products.

During our research we found that no product on the market today provides a complete solution comparable to our treatment, which we believe will place us in position to succeed in the head lice treatment market. Our treatment is designed to create an isolate, controlled environment around the head lice-infested area, in-which a vapor concentration of acetic acid is created, which will be fatal for lice and their eggs, but harmless to the skin and hair of the patient.

Shine

In the key markets, in which we plan to compete, our competition will range from other beauty and hair care related devices and other dry cosmetic products. Our market research has indicated that we present a unique and innovative alternative to such treatments presenting an efficient, easy to use, cost effective treatment.

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

Social and Economic Factors

Schools in the United States, Canada, and Australia commonly exclude infested students, and prevent return of those students until all lice, eggs, and nits are removed. This could have major social implications on both the children and the parents that are required on a day’s notice to cease their day-to-day activities and focus on their child’s head lice problem. To save time and for better results, we believe that people will readily accept and use the latest technology and cost efficient product represented by our treatment.

Israel, our home base country, had a corporate tax rate of 24% in 2017 and has signed tax treaties with many countries to reduce export and import tariffs. We believe that this export friendly policy of Israel will help our business because we will be manufacturing the capsules, which are the main component of the products in Israel, for export to the United States, Canada and countries of European Union with the collective market we estimate to have hundreds of millions of persons, mostly children, infected with head lice on an annual basis.

Government Regulation

Our head lice treatment is subject to regulation by and approval from CE and the FDA. European Union regulations specify that treatments for human diseases be classified either as a medicinal product or a medical device. Pediculosis (head lice) treatments fall into both categories. The European Union defines three different classes of pediculosis treatments:

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

During Q3 2017, we have obtained a CE approval for our Novokid solution, classified as a Class I medical device.

FDA approved treatments for head lice include both OTC products and prescription drugs, such as Nix and Rid, in the form of shampoos, creams and lotions. However, many head lice products are not for use in children under the age of two. Although OTC drugs are available for treatment of head lice, health care professionals often prescribe drugs recently approved by the FDA, such as Ulesfia (approved in 2009), Natroba (approved in 2011) or Sklice (approved in 2012) for the treatment of head lice.

With respect to obtaining an FDA approval, we have entered into an OEM Agreement, according to which the OEM distributor will manufacture, distribute and sell the Company’s Novokid head lice treatment products, in the United States, Canada, Brazil, Argentina, Costa Rica and Colombia, all on an exclusive basis. Under such OEM Agreement the OEM distributer will be responsible for obtaining and maintaining the FDA approval and shall bear all costs related to such approval. We expect that the FDA approval process should take approximately 12 months.

Employees

We currently engage 11 employees and service providers working in various fields of management, research and development, product management, marketing and regulatory advice.

We are subject to Israeli labor laws and regulations with respect to our employees located in Israel. These laws and regulations principally concern matters such as pensions, paid annual vacation, paid sick days, length of the workday and work week, minimum wages, overtime pay, insurance for work-related accidents, severance pay and other conditions of employment. Our employees are not represented by a labor union. We consider our relationship with our employees to be good. To date, we have not experienced any work stoppages.

ITEM 1A. RISK FACTORS

Risks Associated With Our Business

We and our independent registered public accounting firm have expressed substantial doubt as to our ability to continue as a going concern.

Our 2017 financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern. To date we have not generated any significant revenues and have funded our operations through various forms of capital raising. Further, based on our financial results for the year ended December 31, 2017, our independent registered public accounting firm also expressed substantial doubt as to our ability to continue as a going concern.

Notwithstanding our belief that we likely will be able to raise equity capital at terms acceptable to the Company, there can be no assurance that we will have adequate capital resources or be able to continue to raise equity or debt capital to fund planned operations or that any additional funds will be available to us when needed or at all, or, if available, will be available on favorable terms or in amounts required by us. If we are unable to obtain adequate capital resources to fund operations, we may be required to delay, scale back or eliminate some or all of our plans of operations, which may have a material adverse effect on our business, results of operations and ability to operate as a going concern.

Our limited operating history does not afford investors a sufficient history on which to base an investment decision.

The Company’s wholly-owned subsidiary, was a private limited liability company incorporated under the laws of the State of Israel in 2009, and has not generated any significant revenues to date. There can be no assurance at this time that we will be able to operate profitably or that we will have adequate working capital to meet our obligations as they become due. Investors must consider the risks and difficulties frequently encountered by early stage companies, particularly in rapidly evolving markets. Such risks include the following:

●	competition;

●	need for acceptance of our product;

●	ability to develop a brand identity;

●	ability to anticipate and adapt to a competitive market;

●	ability to effectively manage rapidly expanding operations;

●	amount and timing of operating costs and capital expenditures relating to expansion of our business, operations, and infrastructure; and

●	dependence upon key personnel to market and sell our products and the loss of one of our key managers may adversely affect the marketing of our products.

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

We will require substantial additional funding to successfully launch and commercially exploit our head lice treatment platform and develop new products and potentially significant additional costs if there are any unanticipated delays. We project that we will need to raise approximately $1,000,000 during the next 12 months in order to successfully implement our business plan and become profitable, of which there can be no assurance. Failure to obtain this necessary capital at acceptable terms, if at all, when needed may force us to delay, limit, or terminate our product development efforts and secure regulatory approvals and would adversely impact our planned research and development efforts in connection with our future products, which may make it more difficult for us to attain profitability.

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

Uncertainty exists as to whether our treatment Platform, including our head lice treatment solution, will be accepted by the market. A number of factors may limit the market acceptance of our treatment Platform, including the availability of alternative treatments and the price of our product relative to alternative products. There is a risk that potential customers as well as physicians will be encouraged to continue to use other products or methods instead of ours. Notwithstanding the fact that our treatment Platform is new in the market, customers may elect to use other treatments because of the historic acceptance of such treatments and the fact that they have been in the market for an extensive time. While we intend to continue to build and gather data to demonstrate the benefit of our Platform, this data gathering may not be conclusive or may be viewed as insufficient by potential users.

If our treatment Platform is not accepted by the market we will continue to incur operating losses until such time as sales of our products reaches a mature level and we are able to generate sufficient revenues from these sales to meet our operating expenses. There can be no assurance that consumers will accept our unique products and treatment platforms. In the event that we are not able to market and significantly generate market acceptance, our financial condition and results of operations will be materially and adversely affected.

Defects or malfunctions in our products could hurt our reputation, sales and profitability.

Our business and the level of customer acceptance of our products depend upon the effective and reliable operation of our head lice treatment platform, including its three components: vaporizer, head cap and capsules. If any component of our platform contains undetected defects or errors when first introduced or as new versions are released, our reputation could suffer and our potential revenues could decline or be delayed while such defects are remedied.

There can be no assurance that, despite our testing, errors will not be found in our treatment Platform, products or new releases, resulting in loss of future revenues or delay in market acceptance, diversion of development resources, damage to our reputation, among other adverse effects, any of which would have a material adverse effect upon our business, operating results and financial condition.

If we are unable to protect our intellectual property, our business will be negatively affected.

The market for medical treatment devices, including head lice treatment, may be subject to litigation regarding patent and other intellectual property rights. It is possible that our device may not withstand challenges made by others or that our patents protect our rights adequately. Our success depends in large part on our ability to secure and maintain effective patent protection for our products and treatment in the United States and internationally. We have acquired patents that have been granted as well as patents pending and expect to continue to file patent applications for various aspects of our device technology. However, we face the risks that we may fail to secure necessary patents on our patents pending prior to or after obtaining regulatory clearances, thereby permitting competitors to market competing products, and our already-granted patents may be re-examined, invalidated or not extended. If we are unable to protect our intellectual property adequately, our business and commercial prospects will suffer.

We may be accused of infringing intellectual property rights of third parties.

Other parties may claim that our products infringes on their proprietary rights. We may be subject to claims and legal proceedings regarding alleged infringement by us of the intellectual property rights of third parties. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources, legal fees, injunctions or the payment of damages. In the event that our patents do not fully protect us, we may need to obtain licenses from third parties who allege that we have infringed their rights, but such licenses may not be available on terms acceptable to us or at all. In addition, we may not be able to obtain or utilize on terms that are favorable to us, or at all, licenses or other rights with respect to intellectual property we do not own.

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

In addition, there are numerous established companies that offer head lice treatment and products including entities that manufacture and sell OTC remedies and physician prescribed products as well as established home remedies. Many if not all of these competitors have far greater financial and other resources and far longer operating histories than we do. We are a new entry into this competitive market and may struggle to differentiate ourselves as a viable competitor whose head lice treatment provides more value and efficacy than the competition.

Our business plan depends upon entering into agreements with third-party manufacturers and distributors.

We depend on third-party manufacturers and subcontractors to manufacture and assemble our products, which require a significant degree of technical expertise to produce. If our third-party manufacturers and subcontractors fail to manufacture and assemble our products based on our specification, or if the third-party manufacturers and subcontractors use defective materials or workmanship in the manufacturing process, the reliability and performance of our products will be compromised, which could materially harm our business.

In addition, we have entered into and plan on entering into and may be expected to become dependent on our distribution and collaborative arrangements with third parties for a substantial portion of our revenues, and our commercialization activities. We will be dependent upon the success of these third-party arrangements and to the extent that we are unable to establish these arrangements on a timely basis, or we fail to select satisfactory parties with whom we collaborate, we may experience significant delays which would likely increase our costs and materially adversely affect our business and our ability to sell our product.

We may be subject to product liability claims, product actions, including product recalls, and other field or regulatory actions that could be expensive, divert management’s attention and harm our business.

Our business exposes us to potential liability risks, product actions and other field or regulatory actions that are inherent in the manufacturing, marketing and sale of consumer products. We may be held liable if our products cause injury or are found otherwise unsuitable or defective during usage. If any of our products are defective, whether due to design or manufacturing defects, improper use of the product, or other reasons, we may voluntarily or involuntarily undertake an action to remove, repair, or replace the product at our expense. In some circumstances we may be required to notify regulatory authorities of an action pursuant to a product failure.

We anticipate that as part of our ordinary course of business we may be subject to product liability claims alleging defects in the design, manufacture or labeling of our products. A product liability claim, regardless of its merit or eventual outcome, could result in significant legal defense costs and high punitive damage payments. Although we maintain product liability insurance, the coverage may not be adequate to cover future claims. Additionally, we may be unable to maintain our existing product liability insurance in the future at satisfactory rates or adequate amounts.

Our Bylaws provide for indemnification of our directors and officers and the purchase of directors and officers insurance at our expense. This will limit the potential liability of our directors and officers at a major cost to us and hurt the interests of our stockholders.

The Company’s Bylaws include provisions that eliminate the personal liability of the directors and officers of the Company for monetary damages to the fullest extent possible under the laws of the State of Delaware or other applicable law. These provisions eliminate the liability of directors and officers to the Company and its stockholders for monetary damages arising out of any violation of a director or officer of his fiduciary duty of due care. Under Delaware law, however, such provisions do not eliminate the personal liability of a director or officer for (i) breach of the director’s or officer’s duty of loyalty, (ii) acts or omissions not in good faith or involving intentional misconduct or knowing violation of law, (iii) payment of dividends or repurchases of stock other than from lawfully available funds, or (iv) any transaction from which the director or officer derived an improper benefit. These provisions do not affect a director’s and officer’s liabilities under the federal securities laws or the recovery of damages by third parties.

Reporting requirements under the Securities Exchange Act of 1934 and compliance with the Sarbanes-Oxley Act Of 2002, including establishing and maintaining acceptable internal control over financial reporting, are costly and may increase substantially in the future.

The rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) require a public company to prepare and file periodic reports under the Exchange Act, which require that the Company engage legal, accounting, auditing and other professional services. The engagement of such services is costly. Additionally, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires, among other things, that we design, implement and maintain adequate internal controls and procedures over financial reporting. The costs of complying with the Sarbanes-Oxley Act and the limited technically qualified personnel we have may make it difficult for us to design, implement and maintain adequate internal control over financial reporting. In the event that we fail to maintain an effective system of internal controls or discover material weaknesses in our internal controls, we may not be able to produce reliable financial reports or report fraud, which may harm our overall financial condition and result in loss of investor confidence and a decline in our share price.

We continue to evaluate the impact of internal control over financial reporting and disclosure controls and procedures. As of December 31, 2017, the ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses: (i) inadequate segregation of duties consistent with control objectives; and (ii) ineffective controls over period end financial reporting and disclosure processes.

We are working with our legal counsel and financial advisors to identify those areas in which changes should be made to our financial and management control systems to manage our growth and our obligations as a public company. These areas include corporate governance, corporate control, disclosure controls and procedures and financial reporting and accounting systems. We will continue to make, changes in these and other areas in order to remediate these weaknesses. We estimate that the aggregated cost of implementing financial and management control systems could be material. In addition, if and when we retain additional directors or additional members of senior management, we may incur additional expenses related to director compensation or premiums for directors’ and officers’ liability insurance, the costs of which we cannot estimate at this time. We may also incur additional expenses associated with investor relations and similar functions, the cost of which we also cannot estimate at this time. However, these additional expenses individually, or in the aggregate, may also be material.

The increased costs associated with operating as a public company may decrease our operating performance, and may cause us to increase the prices of our product to offset the effect of such increased costs. Additionally, if these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations.

The commercialization of our Platform and products is dependent upon regulatory approvals.

We will be required to obtain additional regulatory approvals for our Platform and its future products. If we are unable to receive regulatory approvals, we may not be able to commercialize our products and our business will be adversely affected. CE approval, which we have obtained in 2017, is required for the marketing, distributing and sale of our products in the European Union, whereas FDA approval is required for marketing, distributing and sale in the United States. In the event the products are to be sold in certain territories requiring additional regulatory approvals, we will need to obtain such approvals prior to the commercialization of our product in such territories.

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

Risks Related to Our Common Stock

Our common stock may suffer from reduced liquidity or illiquidity.

Our common stock are currently subject to quotation on the OTCQB market. There is currently no active trading market in our common stock on the OTCQB market and there can be no assurance that any active trading market will commence or be sustained.

Shares issuable upon the exercise of warrants or options may substantially increase the number of shares available for sale in the public market and depress the price of our stock.

As of March 15, 2018, we had outstanding options and warrants to purchase up to 4,419,220 shares of common stock for an average exercise price of $0.1354. To the extent any of our outstanding warrants are exercised or any additional warrants or options are granted and subsequently exercised, there will be further dilution to stockholders and investors. Until the options and warrants expire, the respective holders will have an opportunity to profit from any increase in the market price of our shares without assuming the risks of ownership. Holders of options and warrants may convert or exercise these securities at a time when we could obtain additional capital on terms more favorable than those provided by the options or warrants. The exercise of the options and warrants will dilute the voting interest of the owners of presently outstanding shares by adding a substantial number of additional shares of our common stock.

We are subject to compliance with securities laws, which exposes us to potential liabilities, including potential rescission rights.

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

If any prior offering did not qualify for such exemption, an investor would have the right to rescind its purchase of the securities if it so desired. It is possible that if an investor should seek rescission, such investor would succeed. A similar situation prevails under state law in those states where the securities may be offered without registration in reliance on the partial preemption from the registration or qualification provisions of such state statutes. If investors were successful in seeking rescission, we would face severe financial demands that could adversely affect our business and operations. Additionally, if we did not in fact qualify for the exemptions upon which we have relied, we may become subject to significant fines and penalties imposed by the SEC and state securities agencies.

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

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer approve a person’s account for transactions in penny stocks, and the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the person, and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form sets forth the basis on which the broker or dealer made the suitability determination and that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

Financial Industry Regulatory Authority, Inc. (“FINRA”) sales practice requirements may limit a stockholder’s ability to buy and sell our common stock.

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

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement. Affiliates may sell after six months subject to the Rule 144 volume, manner of sale (for equity securities), and current public information and notice requirements. Any substantial sales of our common stock pursuant to Rule 144 may have a material adverse effect on the market price of our common stock.

If we fail to maintain effective internal control over financial reporting, the price of our common stock may be adversely affected.

Our internal control over financial reporting have material weaknesses and conditions that require correction or remediation, the disclosure of which may have an adverse impact on the price of our common stock. We are required to establish and maintain appropriate internal control over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely affect our public disclosures regarding our business, prospects, financial condition or results of operations. In addition, management’s assessment of internal control over financial reporting identified material weaknesses and conditions that need to be addressed in our internal control over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting or disclosure of management’s assessment of our internal control over financial reporting may have an adverse impact on the price of our common stock.

Our share price could be volatile and our trading volume may fluctuate substantially.

The price of our common stock has been and may in the future continue to be extremely volatile, with the sale price fluctuating from a low of $0.02 to a high of $1.50 during the period commencing as of January 1, 2017. Many factors could have a significant impact on the future price of our common stock, including:

●	our inability to raise additional capital to fund our operations, whether through the issuance of equity securities or debt;

●	our failure to successfully implement our business objectives and strategic growth plans;

●	compliance with ongoing regulatory requirements;

●	market acceptance of our products;

●	changes in government regulations;

●	general economic conditions and other external factors;

●	actual or anticipated fluctuations in our quarterly financial and operating results; and

●	the degree of trading liquidity in our common stock.

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

Delaware law contains provisions that could discourage, delay or prevent a change in control of our company, prevent attempts to replace or remove current management and reduce the market price of our common stock.

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

We are also subject to the anti-takeover provisions of the Delaware General Corporation Law (“DGCL”). Under these provisions, if anyone becomes an “interested stockholder,” we may not enter into a “business combination” with that person for three years without special approval, which could discourage a third party from making a takeover offer and could delay or prevent a change in control of us. An “interested stockholder” is, generally, a stockholder who owns 15% or more of our outstanding voting stock or an affiliate of ours who has owned 15% or more of our outstanding voting stock during the past three years, subject to certain exceptions as described in the DGCL.

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

Our sales may be adversely affected by boycotts of Israel.

Several countries, principally in the Middle East, restrict doing business with Israel and Israeli companies, and additional countries may impose restrictions on doing business with Israel and Israeli companies whether as a result of hostilities in the region or otherwise. In addition, there have been increased efforts by activists to cause companies and consumers to boycott Israeli goods based on Israeli government policies. Such actions, particularly if they become more widespread, may adversely impact our ability to sell our products.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our corporate address is located at 1140 Avenue of the Americas, New York, NY 10036. Our headquarters and facilities, which we lease from an unaffiliated third party at a monthly rental of approximately $1,600 are located at 23 Hamelacha Street, Park Afek, Rosh Ha’ain, Israel. The offices consist of approximately 1,300 square feet and are sufficient for our use for the foreseeable future. The lease for our headquarters will expire in 2019, unless we extend it for an extension period through 2024 or terminate it with two months prior notice period.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTER

Market Information

Our common stock is traded on the over-the-counter market and quoted on the OTCQB under the symbol TECR. The high and the low bid prices for our shares of common stock are based on inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. The table below sets forth the range of high and low bid information for our shares of common stock as quoted on the OTCQB for each of the quarters during the fiscal year ended December 31, 2016 and 2017. This information has been adjusted to reflect the 30-for-1 reverse stock split that was effective October 21, 2016.

	High	Low
2017
Fourth quarter 2017	$0.48	$0.02
Third quarter 2017	$0.62	$0.35
Second quarter 2017	$0.89	$0.43
First quarter 2017	$1.50	$0.35
2016
Fourth quarter 2016	$1.20	$0.10
Third quarter 2016	$0.82	$0.42
Second quarter 2016	$1.08	$0.54
First quarter 2016	$0.90	$0.45

Holders of our Common Stock

As of April 2, 2018, we had 96 registered stockholders holding 28,160,982 shares of common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain aggregate information with respect to our shares of common stock ordinary that may be issued under our equity compensation plans in effect as of December 31, 2017.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)(2)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)(3)
Equity compensation plans approved by security holders	___	___	___

Equity compensation plans not approved by security holders	3,161,399	$0.0011	___

Total	3,161,399	$0.0011	___

(1)	Represents shares of common stock issuable under our 2017 plan upon exercise of outstanding options to purchase 3,161,399 shares of common stock.

(2)	The weighted average remaining term for the expiration of stock options is 4.1 years.

(3)	Represents shares of common stock available for future issuance under our 2017 Plan.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition. You should read this analysis in conjunction with our audited consolidated financial statements and related notes. This discussion and analysis contains statements of a forward-looking nature relating to future events or our future financial performance. These statements are only predictions, and actual events or results may differ materially. In evaluating such statements, you should carefully consider the various factors identified in this annual report, which could cause actual results to differ materially from those expressed in, or implied by, any forward-looking statements, including those set forth in “Risk Factors” in this annual report. See “Cautionary Note Regarding Forward-Looking Statements.”

Overview and Recent Developments

We are a company with limited operations and no revenues from our business operations. There is substantial doubt that we can continue as a going concern for the next twelve months without the success of our new business operations. We anticipate that we will start generating revenues from the sale of our head lice treatment platform during the first quarter of 2018. Before we enter the U.S. market, we will need to secure approval from the FDA which should take approximately 12 months.

We will require substantial additional funding to successfully launch and commercially exploit our head lice treatment platform. We also must fund the estimated $1,000,000 in manufacturing and marketing costs. We project that we will need to raise approximately $1,000,000 during the next 12 months in order to successfully implement our business plan and to become profitable, of which there can be no assurance. Failure to obtain this necessary capital at acceptable terms, if at all, when needed, may force us to delay, limit, or terminate our product development efforts and secure regulatory approvals and would adversely impact our planned research and development efforts in connection with the Company’s future products, which may make it more difficult for us to attain profitability.

Components of Our Statements of Operations

Research and Development Expenses

The Company incurred expenses of approximately $1.3 million on research and development during the past two years. During this period, the Company completed the lice product development, which included finalization of commercial design of the vaporizer, capsules and head cap and optimizing the product efficiency.

The Company plans to expand into a variety of treatments and solutions, which will also be based on the developed platform and the knowledge the Company gained principally during the past three years.

Marketing, General and Administrative Expenses

The Company plans to focus its initial sales and marketing efforts on the European Union, , where CE approval was obtained in Q3 2017, and once FDA approval for the Novokid product is received also the European Union.

In order to achieve our intended global footprint and market presence, we plan to base our primary distribution method on the distribution model, in which the distributor will sell our products under our name and branding. In specific instances, we will consider implementing the OEM model, in which the distributor will sell our products under a co-branding arrangement. We believe that these models will reduce our marketing costs while starting to generate revenues to support our research and development efforts for utilizing our technological platform to expand our product line.

The Company also plans to market and advertise its products through implementing an omni-channel strategy, both through online and retail sales outlets, which we believe will present a huge opportunity for generating sales and market acceptance.

General and Administrative Expenses

Our general and Administrative Expenses consist of mainly stock based compensation expenses, salary and related expenses and certain other expenses.

Results of Operations

Year ended December 31, 2017 as compared to the year ended December 31, 2016

During the twelve months ended December 31, 2017 and 2016, we generated no revenues.

Our research and development expenses decreased to approximately $0.3 million (comprised of ongoing research and development expenses of approximately $0.2 million and additional sum of approximately $0.1 million in stock based compensation) during the twelve months ended December 31, 2017, compared to approximately $1 million (comprised of ongoing research and development expenses of approximately $0.8 million and additional sum of approximately $0.2 million in stock based compensation) during the prior year, a decrease of approximately $0.7 million or 72%. The decrease is mainly due to completion of research and development activities related to Novokid, offset by ongoing research and development expenses related to Shine.

During the year ended on December 31, 2017, we recorded approximately $0.1 million fair value option expenses, related to the OEM Agreement with the OEM distributor in June 2017.

Our marketing, general and administrative expenses during the year ended December 31, 2017, were approximately $2.5 million compared to approximately $0.8 million during the prior year. The increase is mainly due to stock based compensation expenses.

During the twelve months ended December 31, 2017, we incurred financial income of approximately $19 thousands, as compared to financial expenses or approximately $26 thousands during the prior year. The decrease in financial expenses is mainly due to financing income related to our financial instruments.

As a result of the above, we incurred a net loss of approximately $2.9 million during the twelve months ended December 31, 2017 as compared to a net loss of approximately $1.9 million in 2016.

Year ended December 31, 2016 as compared to the year ended December 31, 2015

During the twelve months ended December 31, 2016 and 2015, we generated no revenues.

Our research and development expenses increased to approximately $1 million during the twelve months ended December 31, 2016 compared to approximately $0.4 million during the prior year, an increase of approximately $0.6 million or 151% due to the further expansion of our research and development of our future products.

Our marketing, general and administrative expenses during the twelve months ended December 31, 2016 were approximately $0.8 million as compared to approximately $0.3 million during the twelve months ended December 31, 2015. The significant increase was due to reverse-merger related expenses, which were expensed as incurred as well as other miscellaneous costs incurred as part of expanding the operations of the Company.

During the twelve months ended December 31, 2016 and 2015, we incurred financial expenses of approximately $26 thousands and $42 thousands, respectively, due mainly to expenses related to our financial instruments.

As a result of the above, we incurred a net loss of approximately $1.9 million during the twelve months ended December 31, 2016, as compared to a net loss of approximately $0.8 million in 2015.

Liquidity and Capital Resources

Our balance sheet as of December 31, 2017, reflects total assets of approximately $0.9 million consisting mainly of cash and cash equivalents in the amount of approximately $0.6 million, other receivables of approximately $0.1 million and property and equipment net, of approximately $0.1 million. As of December 31, 2016, the balance sheet reflects total assets of approximately $0.4 million consisting mainly of cash and cash equivalents in the amount of approximately $0.3 million and property and equipment net, of approximately $0.1 million. The increase is related mainly to an increase of our cash and cash equivalents by approximately $0.3 million, and an increase in our other receivables balance by approximately $0.1 million.

As of December 31, 2017, we had total current liabilities of approximately $0.3 million consisting of accounts payable and accrued expenses of approximately $0.1 million, note payable of approximately $0.1 million and option liability of approximately $0.1 million. As of December 31, 2016, we had total current liabilities of approximately $0.3 million consisting of approximately $0.2 million in accounts payable and accrued expenses and $0.1 million in note payable.

As of December 31, 2017, we had positive working capital of approximately $0.4 million, compared to positive working capital of approximately $14 thousands at December 31, 2016. The working capital has been sufficient to sustain our operations to date, although there is substantial doubt about our ability to continue as going concern. Our total liabilities as of December 31, 2017 and 2016 were approximately $0.3 million.

During the twelve months ended December 31, 2017, we used approximately $1.5 million in our operating activities. This resulted mainly from an overall net loss of approximately $2.9 million, offset by stock-based compensation expenses of approximately $1.2 million, fair value option expenses of approximately $0.1 million and a decrease in accounts payable and accrued expenses of approximately $0.1 million.

During the twelve months ended December 31, 2016, we used approximately $1.3 million in our operating activities. This resulted from a net loss of approximately $1.9 million offset by stock-based compensation of approximately $0.4 million, depreciation expenses of approximately $15 thousands, a decrease in other receivables of approximately $60 thousands, an increase in accounts payable and accrued expenses of approximately $33 thousands and an increase in liabilities related to a severance pay fund of approximately $12 thousands.

During the twelve months ended December 31, 2017, our investing activities required approximately $18 thousands due to the purchase of property, plant and equipment, for a severance pay fund and investment in long-term deposit, as compared to approximately $57 thousands in the prior year.

During the twelve months ended December 31, 2017, our financing activities provided us with approximately $1.8 million through the issuance of common stock, as compared to approximately $1.3 million in the prior year, out of which approximately $0.2 million were in proceeds from the issuance of common stock and approximately $1.1 million were acquired through the reverse merger with Novomic.

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

Recently issued accounting pronouncements

Recently issued accounting pronouncements are described in the notes to our financial statements for the years ended December 31, 2017 and 2016 which are included within Item 8 in this annual report.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the years ended December 31, 2017 and 2016 and which included within Item 8 in this annual report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TECHCARE CORP.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of TechCare Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TechCare Corp. and its subsidiary as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Kesselman & Kesselman
Certified Public Accountants (Isr.)
A member firm of PricewaterhouseCoopers International Limited

Tel Aviv, Israel
April 2, 2018

We have served as the Company’s auditor since 2017.

TechCare Corp.

Consolidated Balance Sheets

As of December 31, 2017, and 2016

	December 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$589,818	$275,041
Inventory	41,445	-
Other receivables	109,136	23,069
Total current assets	740,399	298,110

Non-current assets:
Severance pay fund	13,764	5,988
Long-term deposits	12,287	5,670
Property and equipment, net	95,984	100,841
Total non-current assets	122,035	112,499
Total assets	$862,434	$410,609

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$106,362	$203,962
Note payable	88,751	80,026
Option liability	132,470	-
Total current liabilities	327,583	283,988

Non-current liability:
Liability for severance pay	23,422	12,663
Total liabilities	351,005	296,651

Commitments (See note 14)

Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized; none issued and outstanding at December 31, 2017 and 2016.	-	-
Common stock, par value $0.0001 per share, 500,000,000 shares authorized; 25,835,401 and 20,381,211 shares issued and outstanding at December 31, 2017 and 2016, respectively	2,584	2,038
Accumulated other comprehensive income	104,777	97,003
Additional paid-in capital	6,945,151	3,727,610
Stock to be issued	30,000	-
Accumulated deficit	(6,571,083)	(3,712,693)
Total stockholders’ equity	511,429	113,958
Total liabilities and stockholders’ equity	$862,434	$410,609

The accompanying notes are an integral part of these consolidated financial statements.

TechCare Corp.

Consolidated Statements of Operations and Comprehensive Loss

For the Years December 31, 2017 and 2016

	For the years ended
	December 31, 2017	December 31, 2016

Expenses:
Research and development	282,425	1,004,284
Marketing, general and administrative	2,462,836	822,887
Change in fair value of option liability	132,470	-
Operating loss	2,877,731	1,827,171

Financial expenses (income),net	(19,341)	26,551
Loss before income taxes	2,858,390	1,853,722

Net loss	$2,858,390	$1,853,722

Net loss per common stock:
Basic	$(0.121)	$(0.113)
Diluted	$(0.126)	$(0.113)

Weighted average number of common stock outstanding:
Basic	23,676,574	16,406,456
Diluted	23,837,207	16,406,456

Comprehensive loss:
Net loss	2,858,390	1,853,722
Other comprehensive income attributable to foreign currency translation	(7,774)	(153,507)
Comprehensive loss	2,850,616	1,700,215

The accompanying notes are an integral part of these consolidated financial statements.

TechCare Corp.

Consolidated Statements of Stockholders’ Equity

Years ended December 31, 2017 and 2016

	Common Stock		Treasury Stock		Additional Paid-in	Notes Receivable for Shares	Stock to be	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	stock	amount	stock	amount	Capital	Allotment	issued	deficit	Income (loss)	equity
Balance at December 31,2015*	13,816,571	$1,382	62,164	$(6)	$2,141,739	$(166,532)	-	(1,858,971)	$(56,504)	$61,108
Issuance of stock related to reverse merger	6,564,640	656	(62,164)	6	1,144,268	-	-	-	-	1,144,930
Issuance of common stock	-	-	-	-	-	166,532	-	-	-	166,532
Foreign currency translation differences	-	-	-	-	-	-	-	-	153,507	153,507
Stock-based compensation	-	-	-	-	441,603	-	-	-	-	441,603
Net loss for the year	-	-	-	-	-	-	-	(1,853,722)	-	(1,853,722)
Balance at December 31, 2016	20,381,211	$2,038	-	$-	$3,727,610	$-	-	(3,712,693)	$97,003	$113,958
Cancellation of stock	(808,133)	(80)			80					-
Issuance of Ordinary stock and warrant	5,836,180	584	-	-	1,777,666	-	-	-	-	1,778,250
Foreign currency translation differences	-	-	-	-	-	-	-	-	7,774	7,774
Stock-based compensation to employees	-		-	-	832,122	-	-	-	-	832,122
Stock-based compensation to non - employees	-		-	-	425,829	-	-	-	-	425,829
Issuance of common stock for services	426,143	42			181,844		30,000			211,886
Net loss for the year	-	-	-	-	-	-	-	(2,858,390)	-	(2,858,390)
Balance at December 31, 2017	25,835,401	$2,584	-	$-	$6,945,151	$-	30,000	(6,571,083)	$104,777	$511,429

* Historical shareholders’ equity reflect the accounting acquirer’s share number and U.S. dollar amount adjusted for the conversion rate determined in the reverse merger.

All stock information in this report has been retrospectively adjusted to reflect the reverse stock split.

The accompanying notes are an integral part of these consolidated financial statements.

TechCare Corp.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2017 and 2016

	For the Years Ended
	December 31, 2017	December 31, 2016
Cash flow from operating activities:
Net loss	$(2,858,390)	$(1,853,722)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	21,145	15,720
Issuance of common stock for services	100,963	-
Change in fair value of option liability	132,470	-
Stock-based compensation	1,257,951	441,603
Changes in cash attributed to changes in operating assets and liabilities:
Other receivables	27,448	60,488
Inventory	(41,445)	-
Accounts payable and accrued expenses	(119,915)	33,017
Liability for severance pay	9,378	12,663
Net cash used in operating activities	(1,470,395)	(1,290,231)

Cash flow from investing activities:
Purchases of property and equipment	(5,293)	(44,926)
Severance pay fund	(7,123)	(5,988)
Long-term deposits	(5,999)	(5,670)
Net cash used in investing activities	(18,415)	(56,584)

Cash flow from financing activities:
Proceeds of funds on account of reverse merger	-	1,144,930
Proceeds of funds from advance investment	250,000	-
Proceeds from issuance of common stock	1,528,250	166,532
Net cash provided by financing activities	1,778,250	1,311,462

Translation adjustment on cash and cash equivalents	25,337	56,070

Net increase in cash and cash equivalents	314,777	20,717
Cash and cash equivalents - beginning of year	275,041	254,324
Cash and cash equivalents - end of year	$589,818	$275,041
Non-cash financing activity during the period:
Conversion of advance investment to common stock	250,000
Issuance of common stock	$181,886

The accompanying notes are an integral part of these consolidated financial statements.

TechCare Corp.

Notes to consolidated financial statements

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Nature of operations

TechCare Corp. (“Techcare” or the “Company”); formerly known as BreedIT Corp. (“BreedIt”), was incorporated under the laws of the State of Delaware on May 26, 2010. The Company’s common stock is traded in the United States on the OTCQB Market under the ticker symbol “TECR”.

On February 8, 2016, the Company signed a Merger Agreement (the “Merger Agreement” or the “Agreement”) with Novomic Ltd. (“Novomic”), a private company incorporated under the laws of the state of Israel. The closing of the merger took place on August 9, 2016 (“the Merger Date”) pursuant to which Novomic became a wholly-owned subsidiary of the Company. See note 3 for further details.

Novomic was incorporated as a private limited company in Israel in 2009. Since inception, Novomic has been a technology company engaged in the design, development, manufacturing and commercialization of a unique platform utilizing vaporization of natural, plant-based compounds to enable a wide variety therapeutic, wellness and beauty treatments. Novomic’s first products are Novokid - a device for the effective treatment of head lice; and Shine - a device for treatment and rejuvenation of the hair and scalp. Both devices include a vaporizer, capsules and cap, all proprietary and patented.

The Company operates in one operating segment and substantially all assets of the Company and subsidiary are located in Israel.

Going Concern

During the year ended December 31, 2017, the Company had a total comprehensive loss of $2.8 million. As of December 31, 2017, the Company had incurred accumulated losses of approximately $6.6 million. Based on the projected cash flows and Company’s cash balance as of December 31, 2017, the Company’s management is of the opinion that without further fund raising it will not have sufficient resources to enable it to continue advancing its activities including the development, manufacturing and marketing of its products for a period of at least 12 months from the date of issuance of these financial statements. As a result, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Techcare, and its subsidiary, Novomic. All intercompany balances and transactions have been eliminated in consolidation.

TechCare Corp.

Notes to consolidated financial statements (continued)

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

The presentation currency of the financial statements is the US dollar. Assets and liabilities are translated at year-end exchange rates, while revenues and expenses are translated at actual exchange rates during the year. Differences resulting from translation are presented in equity, under accumulated other comprehensive income (loss).Gains and losses arising from foreign currency transactions of monetary balances denominated in non-functional currencies are reflected in financial income (expense), net in the consolidated statements of operations and comprehensive loss.

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less when acquired, that are not restricted as to withdrawal or use, are considered to be cash or cash equivalents.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined mainly using standard cost, which approximates actual cost. Inventory costs consist of materials, direct labor and overhead. Net realizable value is determined based on estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. We assess periodically our inventories for obsolescence and excess balances, or when certain events or changes in circumstances occur that trigger such assessment. The net realizable value of the inventory based certain of factors including, but not limited to: forecasted selling prices and future demand for the products, technological changes, product end-of-life dates, alternative uses for the inventory, new products launches and other market conditions as applicable. If required, we reduce the carrying value of our inventories by an amount equal to the difference between its cost and the net realizable value. Once such inventory is written down, a new lower cost basis for that inventory is established. Our provisions for inventory write-downs for obsolescence and excess balances requires us to utilize significant judgment. Although we make every effort to ensure the accuracy of the net realizable value of our inventories, any significant unanticipated deteriorating factor could have a material impact on the carrying value of our inventories and reported operating results.

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

TechCare Corp.

Notes to consolidated financial statements (continued)

Depreciation lives are as follows:

Years
Computers and software	3
Electronic equipment	7
Office furniture and equipment	14-15
Machinery and equipment	mainly 5

Leasehold improvements are amortized by the straight line method over the term of the lease, which is shorter than the estimated useful life of the improvements.

Impairment of long-lived assets

Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In the event that the sum of the expected future undiscounted cash flows expected to be generated by the long-lived assets is less than the carrying amount of such assets, an impairment charge would be recognized and the assets would be written down to their estimated fair values. During the years ended 2017 and 2016, no impairment occurred.

Reverse Merger

The financial statements of the Company prior to the Merger Date are the historical financial statements of Novomic. The financial statements of the Company following the Merger Date reflect the results of the operations of Novomic and Techcare on a consolidated basis. See note 3 for further details.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A hierarchy has been established for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that are developed using market data, such as publicly available information about actual events or transactions, and that reflect the assumptions that market participants would use when pricing the asset or liability. Unobservable inputs are inputs for which market data are not available and that are developed using the best information available about the assumptions that market participants would use when pricing the asset or liability. The fair value hierarchy categorizes into three levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date. Level 2 inputs include inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs). Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Research and Development

Research and development expenses are expensed as incurred, and consist primarily of personnel, facilities, equipment and supplies for research and development activities.

Loss per Share

Loss per share is based on the loss that is attributed to the stockholders holding common stock divided by the weighted average number of common stock outstanding for the reported periods.

For purposes of the calculation of the diluted loss per share, the Company adjusts the loss that is attributed to the holders of the Company’s common stock, and the weighted average number of common stock assuming conversion of all of the dilutive potential stock using the treasury stock method.

The potential stock are taken into account only if their effect is dilutive (increases loss per share).

TechCare Corp.

Notes to consolidated financial statements (continued)

Stock-Based Compensation

The Company measures and recognizes compensation expense for its equity classified stock-based awards to employees, including stock-based option awards under its plan based on estimated fair values on the grant date. The Company calculates the fair value of stock-based option awards on the grant date using the Black-Scholes option pricing model. The option-pricing model requires a number of assumptions, of which the most significant are the stock price volatility and the expected option term. For the years ended December 31, 2017 and 2016, the volatility was based on the historical stock volatility of several peer companies as the Company has limited trading history to use the volatility of its own common stock. The expected option term is calculated using the simplified method, as the Company has no historical share option exercise experience which can provide a reasonable basis to estimate its expected option term. The interest rate for periods within the expected term of the award is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company’s expected dividend rate is zero since the Company does not currently pay cash dividends on its stock and does not anticipate doing so in the foreseeable future. Each of the above factors require the Company to use judgment and make estimates in determining the percentages and time periods used for the calculation. If the Company were to use different percentages or time periods, the fair value of stock-based option awards could be materially different. The Company recognizes stock-based compensation cost for option awards based on the straight line method over the employee’s requisite service period.

The Company follows ASC Topic 505-50, Equity-Based Payments to Non-Employees, for stock options issued to consultants and other non-employees. In accordance with ASC Topic 505-50, these stock options issued as compensation for services provided to the Company are accounted for based upon the fair value of the options. The fair value of the options granted is measured on a final basis at the end of the related service period and is recognized over the related service period using the straight line method.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) which simplifies certain aspects of the accounting for share-based payments, including, among other items, accounting for income taxes and allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur, rather than to account for them based on an estimate of expected forfeitures. This ASU became effective for the Company on January 1, 2017. The adoption did not have any effect on the Company’s consolidated financial statements.

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

The Company may incur an additional tax liability in the event of intercompany dividend distributions by its subsidiary. Such additional tax liability in respect of this foreign subsidiary has not been provided for in these financial statements as it is the Company’s policy to permanently reinvest the subsidiary earnings and to consider distributing dividends only in connection with a specific tax opportunity that may arise.

Taxes that would apply in the event of disposal of investments in a foreign subsidiary have not been taken into account in computing the deferred taxes, as it is the Company’s intention to hold, and not to realize, this investments.

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

TechCare Corp.

Notes to consolidated financial statements (continued)

Comprehensive Income (loss)

The Company complies with ASC 220, Comprehensive Income, which establishes rules for the reporting and display of comprehensive income (loss) and its components. The Company reports the financial impact of translating its foreign subsidiary financial statements from functional currency to reporting currency as a component of other comprehensive income (loss).

NOTE 2: RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, and in following related amendments, the FASB issued a new comprehensive revenue recognition guidance on revenue from contracts with customers (hereinafter –“the Standard”) that will supersede the current revenue recognition guidance. The Standard provides a unified model to determine when and how revenue is recognized. The core principle of the Standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. This Standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized in retained earnings as of the date of adoption. Since the Company has no revenue, the Standard does not impact the Company’s consolidated financial statements.

In January 2016, the FASB issued an ASU which changes to the current measurement model primarily affects all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting), financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. Under the new ASU equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) with readily determinable fair values will generally be measured at fair value through earnings. Equity investments that do not have readily determinable fair values may be measured at fair value or at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The new guidance is effective for fiscal year beginning after December 15, 2017, including interim periods within those fiscal years. The new guidance requires adoption on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption with other amendments related specifically to equity securities without readily determinable fair values applied prospectively The Company does not expect the adoption of this guidance to have an effect on its consolidated financial statements.

In February 2016, the FASB issued a new ASU which revises lease accounting guidance. Under the new guidance, lessees will be required to recognize a right-of-use asset and a lease liability for all leases, other than leases that meet the definition of a short-term lease. The liability and the right-of-use asset arising from the lease will be measured as the present value of the lease payments. In addition, this guidance requires disclosure of key information about leasing arrangements to increase transparency and comparability among organizations. The new standard is effective for fiscal year beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition approach, with certain practical expedients. The Company is currently evaluating the impact of the adoption of the new lease accounting guidance on its consolidated financial statements.

In November 2016, the FASB issued an ASU which requires entities to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The ASU is effective for annual reporting periods (including interim periods within those annual reporting periods) beginning after December 15, 2017. Early adoption is permitted. The Company does not expect the adoption of this ASU will have a material impact on its consolidated financial statements.

TechCare Corp.

Notes to consolidated financial statements (continued)

NOTE 3: REVERSE MERGER

On August 9, 2016 (the “merger date”), Techcare and Novomic completed a reverse merger. Pursuant to the merger, Techcare issued to Novomic’s shareholders approximately 622 common stock for each share held by Novomic’s shareholders. Upon issuance, Novomic became a wholly-owned subsidiary of Techcare.

Immediately prior to the merger date, Techcare’s stockholders approved the following: (i) a reverse split of Techcare’s common stock at a ratio of 1 for 30, (ii) the authorization of ten million (10,000,000) shares of preferred stock, par value $0.0001 (the “Preferred Stock”), which may be issued in one or more classes or series, having such designations, preferences, privileges and rights as the Board of Directors (the “Board”) may determine. After giving effect to the reverse split, the former holders of Novomic common stock held 73.52% of the Company’s common stock and the holders of Techcare common shares retained 26.48% of the Company’s common stock. The calculation of the common stock to be held after the merger by the Novomic shareholders and the Techcare stockholders gave effect to the assumed exercise of all outstanding in-the-money options of each entity.

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
Stock-based compensation expenses of $442 thousand were recognized on the merger date as a result of the abovementioned modification – see Note 8 for further details.

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

TechCare Corp.

Notes to consolidated financial statements (continued)

NOTE 4: PROPERTY PLANT AND EQUIPMENT

Property, plant and equipment, consists of the following:

	December 31, 2017	December 31, 2016
	US dollars
Computer and software	$15,744	$10,327
Electronic equipment	3,304	2,075
Office furniture and equipment	10,043	9,056
Leasehold improvements	5,083	4,584
Machinery and equipment	108,142	97,510
	$142,316	$123,552
Accumulated depreciation	(46,332)	(22,711)
Property and equipment, net	$95,984	$100,841

Depreciation expenses were approximately $21 thousand and $16 thousand in the years ended December 31, 2017 and 2016, respectively.

NOTE 5: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	December 31, 2017	December 31, 2016
	US dollars
Accounts payable	$14,246	$19,585
Related parties	15,864	20,281
Accrued expenses	14,580	128,973
Payroll liabilities	12,561	35,123
Advance from customers	49,111	-
	$106,362	$203,962

The carrying amount of accounts payable and accrued expenses approximates its fair value.

NOTE 6: NOTE PAYABLE

As of December 31, 2017 and December 31, 2016, a note payable in the aggregated amount of NIS 307,700 ($88,751 and $80,026 as of December 31, 2017 and 2016, respectively) was outstanding. The note payable has no stated maturity date and bears no interest but rather is payable immediately upon demand of the lender.

As of December 31, 2017, the carrying amount of the note payable approximates its fair value based on the fact that the note is payable on demand.

TechCare Corp.

Notes to consolidated financial statements (continued)

NOTE 7: LIABILITY FOR SEVERANCE PAY

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

NOTE 8: STOCKHOLDERS’ EQUITY

Share capital

As discussed in note 3, the merger is accounted for as a reverse merger with Techcare as the legal acquirer and Novomic as the accounting acquirer. Under the reverse merger, the U.S. dollar amount for common stocks is based on the nominal value and the stocks issued by Techcare (reflecting the legal structure of Techcare as the legal acquirer) on the merger date plus subsequent common stocks issued by the Company. Historical stockholders’ equity reflects the accounting acquirer’s share number and U.S. dollar amount adjusted for the exchange ratio determined in the reverse merger.

The amounts in additional paid-in capital represent that of Novomic and include the fair value of common stocks deemed for accounting purposes to have been issued by Techcare on the merger date. The Novomic additional paid-in capital was also adjusted for the difference between the common stock issued as part of the merger and the historical Novomic common shares including the elimination of Novomic’s treasury stock.

Common stock confers upon their holders the right to receive notice to participate and vote in general meetings of the Company, and the right to receive dividends if declared. Also, upon completion of the merger, the Company’s stockholders approved the authorization of ten million (10,000,000) shares of preferred stock, which may be issued in one or more classes or series, having such designations, preferences, privileges and rights as the Board may determine. No preferred stock was issued during the years ended December 31, 2017 and 2016.

On October 21, 2016, the Company effected a 1 for 30 reverse stock split. All stock information in this report has been retrospectively adjusted to reflect the reverse stock split.

During the year ended December 31, 2017 the Company entered into several agreements, under which the Company raised an aggregate amount of $1,778,250. In January 2018 the Company received additional $900,000 on account of additional investment agreements- See note 15.

a.	In the first quarter of 2017, the Company entered into an agreement with Zvi Yemini, the Company’s Chief Chairman of the Board through his contolled entity, Y.M.Y Industry Ltd. (“YMY”), pursuant to which the Company issued YMY 207,039 shares of common stock of the Company at a purchase price of $0.483 per share for a total consideration of $100,000.

b.	In the first quarter of 2017, the Company entered into several agreements, pursuant to which the Company issued to certain investors 1,242,236 shares of common stock of the Company at a purchase price of $0.483 per share for a total consideration of $600,000.

TechCare Corp.

Notes to consolidated financial statements (continued)

c.	In the first quarter of 2017, the Company entered into an agreement with a certain investor, pursuant to which the Company issued 103,520 shares of common stock of the Company and warrants exercisable for a period of 6 months to purchase an additional 15,528 shares at a purchase price of $0.483 per unit for a total consideration of $50,000. The warrants expired during the third quarter of 2017.

d.	In the second quarter of 2017, the Company signed an agreement with a new investor to issue 103,520 shares of common stock of the Company at a purchase price of $0.483 per share for a total consideration of $50,000. The stock was issued during the third quarter of 2017.

e.	In the second quarter of 2017, the Company signed agreements with certain existing and new investors to issue 162,008 shares of common stock of the Company at a purchase price of $0.483 per share for a total consideration of $78,250. The stock was issued and the funds were received during the third quarter of 2017.

f.	In the fourth quarter of 2017, pursuant the Advance Investment Agreement (as described in note 14f. below), the entire outstanding Investment Amount ($250,000) was converted into 1,116,071 shares of common stock of the Company, par value $0.0001 per share.

g.	In the fourth quarter of 2017, the Company signed agreements with certain investors to issue 2,901,785 shares of common stock of the Company at a purchase price of $0.224 per share for a total consideration of $650,000. The stock were issued and the funds were received during the fourth quarter of 2017.

Stock granted to Non-employees:

During the year ended December 31, 2017, the Company issued the following shares of common stock in relation to services:

a.	In the first quarter of 2017, the Company signed an agreement to issue 300,000 shares of the Company to a consultant for his consulting services for a term of 18 months. The fair value of the stock issued calculated at the grant date was $111,000.

b.	In the second quarter of 2017, the Company signed a service agreement with a service provider, pursuant to which the Company will pay a certain monthly fee and also granted the service provider 70,000 shares of common stock which were issued in April 2017. The fair value of the stock issued calculated at the grant date was $42,000.

c.	In the second quarter of 2017, the Company signed a consulting agreement with a consultant pursuant to which the Company will pay a certain monthly fee and will grant the consultant up to 500,000 shares of common stock of the Company that will be issued as follows: (1) 50,000 common stock on the execution of the agreement, (2) the remaining 450,000 common stock shall be contingent upon the successful achievement of certain milestones, as described in the agreement. As of December 31, 2017, the Company had not yet issued the 50,000 common stock and, therefore, recorded stock to be issued in the consolidated financial statements. The fair value of the stock to be issued calculated at the grant date was $30,000. Also, as of December 31, 2017 the milestones have not been achieved and no additional common stock were issued.

d.	In the third quarter of 2017, the Board approved the issuance of 40,782 common stock for professional corporate services. The stock were issued during the fourth quarter of 2017. The fair value of the stock issued calculated at the grant date was $18,964.

All expenses related to stock issued to non-employees included in the Company’s statements of operations and comprehensive loss in marketing, general and administrative.

TechCare Corp.

Notes to consolidated financial statements (continued)

Stock-Based Compensation to employees and directors

Stock based awards are accounted for using the fair value method in accordance with ASC 718, Shared Based Payment. The Company’s primary type of stock-based compensation consists of stock options to directors, employees and officers. The Company uses Black-Scholes option pricing model in valuing options.

During March 2017, the Company granted to certain employees options to purchase 869,596 of the Company’s common stock for an exercise price of $0.0001. During September 2017, the Company granted to its CEO options to purchase 266,369 of the Company’s common stock for an exercise price of $0.0001 per share. The options granted in 2017 were fully vested on the date of the grant and exercisable into the Company’s common stock at a 1:1 ratio for 2.5 years from the date of the grant.

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

A summary of the stock option activity (including reflecting historical Novomic share option awards and a conversion rate of 1 Ordinary Share of Novomic into approximately 622 common stock of the Company upon the merger date, as well as the change in the exercise price) for the years ended December 31, 2017 and 2016:

	Number of Options	Weighted Average Exercise Price
		U.S Dollar
Options outstanding at December 31, 2016	1,504,369	0.0001
Granted	1,135,965	-
Options outstanding at December 31, 2017	2,640,334	0.0001
Options exercisable at December 31, 2017	2,640,334	0.0001
Options outstanding at December 31, 2015	1,504,369	0.0004
Granted	-	-
Options outstanding at December 31, 2016	1,504,369	0.0001
Options exercisable at December 31, 2016	1,504,369	0.0001

Stock-based compensation expenses related to employee awards, included in the Company’s statements of operations and comprehensive loss, were allocated as follows:

	Year ended
	December 31, 2017	December 31, 2016
	US dollars
Research and development	103,795	173,334
Marketing ,general and administrative	728,327	268,269
	$832,122	$441, 603

TechCare Corp.

Notes to consolidated financial statements (continued)

Stock-Based Compensation to non-employees – Options and Warrants

The Company follows ASC Topic 505-50, Equity-Based Payments to Non-Employees, for stock options issued to consultants and other non-employees. These stock options issued as compensation for services provided to the Company are accounted for based upon the fair value of the options. The fair value of the options granted is measured on a final basis at the end of the related service period and is recognized over the related service period using the straight line method.

During January 2017, as part of the consulting agreement mentioned in note 8h, the Company granted to a non-employee warrants exercisable to purchase 100,000 of the Company’s common stock at an exercise price of $1.50 per warrant exercisable for a period of 24 months commencing on the date of the agreement, fully vested on the date of the grant.

During March 2017, the Company granted to non-employees options to purchase 521,065 of the Company’s common stock for an exercise price of $0.0001. The options granted were fully vested on the date of the grant and exercisable into the Company’s common stock at a 1:1 ratio for 5 years from the date of the grant.

The following assumptions were applied in determining the options’ fair value on their grant date:

Risk-free interest rate	1.54%
Expected shares price volatility	70%
Expected option term (years)	2-5
Dividend yield	-

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

A summary of the stock option activity for the years ended December 31, 2017:

	Number of Options	Weighted Average Exercise Price
		U.S Dollar
Options outstanding at December 31, 2016	-	-
Granted	621,065	0.2416
Options outstanding at December 31, 2017	621,065	0.2416
Options exercisable at December 31, 2017	621,065	0.2416

Stock-based compensation expenses in the amount of $425,829 included in the Company’s statements of operations and comprehensive loss for the year ended December 31, 2017 were recorded in marketing, general and administrative.

TechCare Corp.

Notes to consolidated financial statements (continued)

NOTE 9: OEM DISTRIBUTION AGREEMENT

On June 23, 2017, the Company entered into an OEM agreement (the “OEM Agreement”) with a medical device and wellness applications company based in the United States (the “OEM Distributor”), according to which the OEM Distributor will manufacture, distribute and sell the Company’s Novokid head lice treatment products in the United States, Canada, Brazil, Argentina, Costa Rica and Colombia, all on an exclusive basis, pursuant to and in accordance with the terms and conditions set forth in the OEM Agreement, including minimum royalties commitments. The OEM Distributor will be solely responsible for obtaining and maintain the approval from the US Food and Drug Administration (the “FDA”) and shall bear all costs related to such approval. As of the date of these financial statements, an FDA approval was not obtained, hence, the Company did not generate any revenues from the OEM agreement.

As part of the OEM Agreement, the OEM Distributor paid a royalty advance of $10,000 and also an amount of $140,000 which is held in an escrow account, until the Company completes certain milestones, as described in the OEM Agreement. As of December 31, 2017 the milestones have not been achieved.

Also, as part of the OEM Agreement, the Company granted the OEM Distributor an option to purchase up to 9.09% of the Company’s common stock for a total consideration of up to $900,000, exercisable until January 15, 2018.

The fair value of the option as of June 23, 2017 (initial recognition) amounted to $432,518.The key assumptions used in the options’ valuation was as follows:

Risk-free interest rate	1.14%
Expected shares price volatility	70%
Expected option term (years)	0.56
Dividend yield	-

The fair value of the option as of December 31, 2017 amounted to $132,470. The key assumptions used in the options’ valuation was as follows:

Risk-free interest rate	1.28%
Expected shares price volatility	70%
Expected option term (years)	0.04
Dividend yield	-

The option expired on January 15, 2018.

NOTE 10: INCOME TAXES

a. Basis of taxation

The Company and its subsidiary are taxed under the domestic tax laws of the jurisdiction of incorporation of each entity (United States and Israel).

b. Corporate tax rates

The corporate tax rate in Israel was 25% in 2016. The regular corporate tax rate as of January 1, 2017 is 24% and as of January 1, 2018 will be 23%.

The federal tax rate in the United States is up to 35%.On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “TCJA”), which among other changes reduces the federal corporate tax rate to 21%. The Company does not expect any impact of the TCJA on its consolidated financial statements.

TechCare Corp.

Notes to consolidated financial statements (continued)

c. Deferred Tax Assets

The components of the Company’s deferred tax assets as of December 31, 2017 and 2016 were as follows:

	December 31, 2017	December 31, 2016
	US dollars
Individual components giving rise to the deferred tax assets are as follows:
Tax losses carry forwards	$933,683	$615,204
Research and Development credit carry forwards	97,503	246,721
Gross deferred tax assets	$1,031,186	$861,925
Valuation allowance	(1,031,186)	(861,925)
Total deferred tax assets	$-	$-

Change in valuation allowance for the year ended December 31, 2017 and 2016 was $169,261 and $369,298, respectively. The entire change was charged to tax expenses to offset the benefit from the recognition of deferred tax assets.

d. Carryforward tax losses

Carryforward tax losses of the US company as of December 31, 2017 amounted to approximately to $415 thousand. The expiration of the statute of limitations related to carryforward tax losses is 20 years. Carryforward tax losses of Israel subsidiary as of December 31, 2017 amounted to approximately to $6,155 thousand. There is no expiration date for these carryforward tax losses.

NOTE 11: LOSS PER SHARE

The following table sets forth the calculation of basic and diluted loss per share for the periods indicated:

	Year ended December 31,
	2017	2016
	US dollar
Loss for the year	$2,858,390	$1,853,722

Weighted average number of common stock outstanding -Basic:	23,676,574	16,406,456
Weighted average number of common stock outstanding - Diluted:	23,837,207	16,406,456
Net loss per common stock:
Basic	$(0.121)	$(0.113)
Diluted	$(0.126)	$(0.113)

Diluted loss per share does not include 1,504,369 stock due to stock-based compensation for the year ended December 31, 2016, because the effect of their inclusion in the computation would be anti-dilutive.

TechCare Corp.

Notes to consolidated financial statements (continued)

NOTE 12: FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of the Company’s financial instruments, including cash equivalents, current assets, accounts payable and accrued liabilities and note payable approximate their fair value, due to their short term in nature and their carrying amounts approximates the amounts expected to be received or paid.

A hierarchy has been established for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The Company accounts for option liability as Level 3 since its inputs are unobservable inputs for the liability.

The following table is a reconciliation of the change for the financial liability where fair value measurement is estimated utilizing Level 3 inputs:

	2017	2016
	US dollar
Fair value as of January 1,	$-	$-
Initial recognition of option liability (see note 9) recognized in statement of operations and comprehensive loss	432,518
Change in fair value recognized in statement of operations and comprehensive loss	(300,048)
Fair value as of December 31,	$132,470	$-

NOTE 13: COMMITMENTS

a.	On August 23, 2017, the Company entered into a binding memorandum of understanding (the “MOU”) with Naturalicious Holdings B.V., a Dutch corporation (including its subsidiaries, “Natur”), pursuant to which the Company will acquire certain assets, operations and activities of Natur, in consideration for which the Company will issue a number of shares of common stock, par value $0.0001 per share representing fifty (50%) percent of the Company’s issued and outstanding common stock, on a fully diluted basis. The parties agreed to use commercially reasonable efforts to negotiate and execute a definitive agreement within thirty (30) days of the execution of the MOU and subsequent closing of the aforesaid transactions.

On November 20, 2017, the Company has announced that the MOU was terminated by mutual agreement of the parties.

b.	The Company leases office and warehouse space, under an operating lease, which will expire in 2019, unless the Company extend it for an extension period through 2024 or terminate it with two months prior notice period.

Office lease payments for the years ended December 31, 2017 and December 31, 2016, under the above-mentioned agreement were approximately $16 thousand and $20 thousand, respectively.

Future minimum commitments under non-cancelable operating lease agreement as of December 31, 2017 in U.S. Dollars in thousands are as follows:

Minimum Future Operating Lease Payments
Year ending December 31,
2018	19
2019	18
37

TechCare Corp.

Notes to consolidated financial statements (continued)

NOTE 14: RELATED PARTY TRANSACTIONS

a. On May 31, 2015, the Company entered into a consulting agreement with Mr. Yossef De-Levy, a member of the Company’s Board. Pursuant to the consulting agreement, Mr. De-Levy receives a gross monthly amount of NIS 10,000 (approximately $2.9 thousands). The foregoing payment is in addition to and independent of the fee that Mr. De-Levy is entitled to for continued services as a member of the Board.

b. On May 31, 2015, the Company entered into a consulting agreement with an entity affiliated with Yossef De-Levy. The monthly amount payable to the entity is NIS 10,000 (approximately $2.9 thousands).This agreement was terminated in November 1, 2016.

c. On December 31, 2015, the Company entered into a consulting agreement with Zvi Yemini, the Company’s Chairman of the Board and with his affiliated entity-“Y.M.Y”. Pursuant to the consulting agreement, Mr. Yemini receives a gross monthly amount of NIS 24,000 (approximately $6.2 thousands). The foregoing payment is in addition to and independent of the fee that Mr. Yemini is entitled to for continued services as a member of the Board. On February 22, 2017, the Company signed an amendment to the original agreement with Zvi Yemini and with his affiliated entity-“Y.M.Y”. According to the amendment, Mr. Yemini’s monthly payment was increased to NIS 45,000 (approximately $13 thousands) starting February 2017.

d. On July 31, 2016, the Company entered into a consulting agreement with Mr. Oren Traistman, a member of the Board. Pursuant to the consulting agreement, Mr. Traistman receives a gross monthly amount of NIS 10,000 (approximately $2.9 thousands).

e. On January 9, 2017, we entered into subscription agreements with several investors, including Y.M.Y Industry Ltd., an affiliated entity of Mr. Zvi Yemini, our Chairman of the Board, pursuant to which we issued and sold to Y.M.Y Industry Ltd. 207,039 shares of common stock at a price per share of $0.483 for an aggregate consideration of $100,000.

f. On October 17, 2017, the Company entered into an Advance Investment Agreement (the “Advance Investment Agreement”) with YMY and Traistman Radziejewski Fundacja Ltd. Pursuant to the Advance Investment Agreement, YMY and Traistman Radziejewski Fundacja Ltd. provided the Company with a bridge investment in the aggregate amount of $250,000 (the “Investment Amount”). The Investment Amount will be immediately payable upon the consummation of an Asset Purchase Agreement with Natur (the “Asset Purchase Agreement”, see note 13a), provided the consummation of which occurs prior to or on December 31, 2017 (the “Trigger Date”) or upon other insolvency events of the Company, as described in the agreement. In the event that the Company has not consummated the Asset Purchase Agreement prior to or on the Trigger Date, then the entire outstanding Investment Amount will be automatically converted into shares of common stock of the Company, par value $0.0001 per share (the “Shares”) on the first business day following the Trigger Date, at a price per share as defined in the Advance Investment Agreement. The Investment amount will also be converted into Shares upon a Deemed Liquidation Event (as defined in the Advance Investment Agreement).

On November 14, 2017, the entire outstanding Investment Amount was converted into 1,116,071 shares of common stock of the Company, par value $0.0001 per share.

NOTE 15: SUBSEQUENT EVENTS

a.	During the first quarter of 2018 the Company issued to new investors:

1.	1,291,990 shares of its common stock at a purchase price of $0.387 for a total consideration of $500,000 and warrants to purchase up to 641,025 shares with an exercise price of $0.387, exercisable till June 30, 2018.

2.	1,033,592 shares of common stock of the Company at a purchase price of $0.387 for a total consideration of $400,000, and warrants to purchase up to 516,796 shares with a exercise price of $0.387, exercisable till September 30, 2018.

b.	On January 15, 2018 the option extended to the OEM Distributor (see note 9) expired.

TechCare Corp.

Notes to consolidated financial statements (continued)

NOTE 16: UNAUDITED – RESTATEMENT OF 2017 CONDENSED CONSOLIDATED QUARTERLY FINANCIAL STATEMENTS

During the preparation of the 2017 annual financial statements, the Company became aware of misstatements in its condensed consolidated financial statements for the quarter ended March 31, 2017, the six months ended June 30, 2017, and the nine months ended September 30, 2017 that were included in each of the Company’s 2017 Form 10-Qs.  The misstatement stemmed from an erroneous recording of additional stock compensation expense of $943,901 during the three months ended March 31, 2017 related to certain fully vested awards that were granted in December 31, 2016 and were properly fully expensed in 2016.  As a result, the Company’s previously reported net loss for each of the three aforementioned periods in 2017 was overstated by this amount.  The Board and the Company concluded that due to this error the condensed consolidated financial statements for each of these periods was materially misstated and should be restated (the Restatement). This misstatement does not impact the 2016 annual financial statements or any interim period within that year.

The Restatement also corrects certain other misstatements during the 2017 interim periods, including (i) an error related to the accounting for advances to suppliers that were previously expensed that impacted the quarters ended June 30, 2017 and September 30, 2017 and (ii) errors in the classification of certain expenses within the consolidated statements of operations and comprehensive loss which impacts classification only and does not impact the total net loss or comprehensive loss reported for any of the periods.

Accordingly, the Company is presenting certain unaudited condensed consolidated financial information for these periods.

The Restatement does not result in a change to our previously reported total amounts of net cash flows from operating activities, investing activities, or financing activities. There was no impact to net change in cash and cash equivalents for any previously reported periods. Certain corrections of classifications within the operating cash flow section were impacted by the Restatement.

Condensed consolidated balance sheet as of March 31, 2017 (Unaudited):

	As previously reported	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$572,479		572,479
Other receivables	172,719		172,719
Total current assets	745,198		745,198

Non-current assets:
Severance pay fund	7,580		7,580
Long-term deposit	11,729		11,729
Property and equipment, net	102,192		102,192
Total non-current assets	121,501		121,501
Total assets	$866,699		866,699

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$104,299		104,299
Note payable	84,719		84,719
Total current liabilities	189,018		189,018

Non-current liability:
Liability for severance pay	16,888		16,888
Total liabilities	205,906		205,906

Commitments

Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized: none issued and outstanding at March 31, 2017	-		-
Common stock, par value $0.0001 per share, 500,000,000 shares authorized: 21,322,353 shares issued and outstanding at March 31, 2017	2,132		2,132
Accumulated other comprehensive income	105,836		105,836
Additional paid-in capital	6,616,504	(943,901)	5,672,603
Stock payable	50,000		50,000
Accumulated deficit	(6,113,679)	943,901	(5,169,778)
Total stockholders’ equity	660,793		660,793
Total liabilities and stockholders’ equity	$866,699	-	866,699

Condensed consolidated statement of operations and comprehensive loss for the three month period ended March 31, 2017 (Unaudited):

	As previously reported	Adjustments	As Restated
Research and development expenses	562,175	(403,701)	158,474
Marketing, general and administrative expenses	1,848,926	(535,352)	1,313,574
Operating loss	2,411,101	(939,053)	1,472,048

Financial income, net	14,963		14,963

Loss before income taxes	2,396,138	(939,053)	1,457,085
Tax expenses	4,848	(4,848)	-
Net loss	$2,400,986	(943,901)	1,457,085

Net loss per common stock:
Basic	$(0.113)	0.044	(0.069)
Diluted	$(0.113)	0.044	(0.069)

Weighted average number of common stock outstanding:
Basic	21,263,127		21,263,127
Diluted	21,263,127		21,263,127

Comprehensive loss:
Net loss	2,400,986	(943,901)	1,457,085
Other comprehensive income attributable to foreign currency translation	8,833		8,833
Comprehensive loss	2,392,153	(943,901)	1,448,252

Condensed consolidated balance sheet as of June 30, 2017 (Unaudited):

	As previously reported	Adjustments	As Restated
Current assets:
Cash and cash equivalents	$297,609		297,609
Other receivables	178,581	18,558	197,139
Total current assets	476,190	18,558	494,748

Non-current assets:
Severance pay fund	8,313		8,313
Long-term deposit	12,185		12,185
Property and equipment, net	105,674		105,674
Total non-current assets	126,172		126,172
Total assets	$602,362	18,558	620,920

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$104,723		104,723
Option liability	276,150		276,150
Note payable	88,015		88,015
Total current liabilities	468,888		468,888

Non-current liability:
Liability for severance pay	19,560		19,560
Total liabilities	488,448		488,448

Commitments

Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized: none issued and outstanding at June 30, 2017	-		-
Common stock, par value $0.0001 per share, 500,000,000 shares authorized: 21,511,234 shares issued and outstanding at June 30, 2017	2,151		2,151
Accumulated other comprehensive income	109,405		109,405
Additional paid-in capital	6,718,485	(943,901)	5,774,584
Stock payable	80,000		80,000
Accumulated deficit	(6,796,127)	962,459	(5,833,668)
Total stockholders’ equity	113,914		132,472
Total liabilities and stockholders’ equity	$602,362	18,558	620,920

Condensed consolidated statement of operations and comprehensive loss for the six month period ended June 30, 2017 (Unaudited):

	As previously reported	Adjustments	As Restated
Research and development expenses	801,613	(560,871)	240,742
Change in fair value of option liability	276,150		276,150
Marketing, general and administrative expenses	2,020,014	(396,740)	1,623,274
Operating loss	3,097,777	(957,611)	2,140,166

Financial income, net	19,191		19,191

Loss before income taxes	3,078,586	(957,611)	2,120,975
Tax expenses	4,848	(4,848)	-
Net loss	$3,083,434	(962,459)	2,120,975

Net loss per common stock:
Basic	$(0.142)	0.044	(0.098)
Diluted	$(0.142)	0.044	(0.098)

Weighted average number of common stock outstanding:
Basic	21,693,407		21,693,407
Diluted	21,693,407		21,693,407

Comprehensive loss:
Net loss	3,083,434	(962,459)	2,120,975
Other comprehensive income attributable to foreign currency translation	12,402		12,402
Comprehensive loss	3,071,032	(962,459)	2,108,573

Condensed consolidated statement of operations and comprehensive loss for the three month period ended June 30, 2017 (Unaudited):

	As previously reported	Adjustments	As Restated
Research and development expenses	239,438	(157,170)	82,268
Change in fair value of option liability	276,150		276,150
Marketing, general and administrative expenses	171,088	138,612	309,700
Operating loss	686,676	(18,558)	668,118

Financial income, net	4,228		4,228

Loss before income taxes	682,448	(18,558)	663,890
Tax expenses	-		-
Net loss	$682,448	(18,558)	663,890

Net loss per common stock:
Basic	$(0.032)	0.001	(0.031)
Diluted	$(0.032)	0.001	(0.031)

Weighted average number of common stock outstanding:
Basic	21,525,468		21,525,468
Diluted	21,525,468		21,525,468

Comprehensive loss:
Net loss	682,448	(18,558)	663,890
Other comprehensive income attributable to foreign currency translation	3,569		3,569
Comprehensive loss	678,879	(18,558)	660,321

Condensed consolidated balance sheet as of September 30, 2017 (Unaudited):

	As previously reported	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$84,282		84,282
Other receivables	160,620	29,755	190,375
Total current assets	244,902	29,755	274,657

Non-current assets:
Severance pay fund	10,403		10,403
Long-term deposit	12,071		12,071
Property and equipment, net	99,744		99,744
Total non-current assets	122,218		122,218
Total assets	$367,120	29,755	396,875

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$137,780		137,780
Option liability	182,720		182,720
Note payable	87,192		87,192
Total current liabilities	407,692		407,692

Non-current liability:
Liability for severance pay	21,184		21,184
Total liabilities	428,876		428,876

Commitments

Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized: none issued and outstanding at September 30, 2017	-		-
Common stock, par value $0.0001 per share, 500,000,000 shares authorized: 21,776,762 shares issued and outstanding at September 30, 2017	2,177		2,177
Accumulated other comprehensive income	107,061		107,061
Additional paid-in capital	6,970,542	(943,901)	6,026,641
Stock payable	48,964		48,964
Accumulated deficit	(7,190,500)	973,656	(6,216,844)
Total capital deficiency	(61,756)	29,755	(32,001)
Total liabilities and capital deficiency	$367,120	29,755	396,875

Condensed consolidated statement of operations and comprehensive loss for the nine month period ended September 30, 2017 (Unaudited):

	As previously reported	Adjustments	As Restated
Research and development expenses	872,874	(609,606)	263,268
Change in fair value of option liability	182,720		182,720
Marketing, general and administrative expenses	2,441,860	(359,202)	2,082,658
Operating loss	3,497,454	(968,808)	2,528,646

Financial income, net	24,495		24,495

Loss before income taxes	3,472,959	(968,808)	2,504,151
Tax expenses	4,848	(4,848)	-
Net loss	$3,477,807	(973,656)	2,504,151

Net loss per common stock:
Basic	$(0.160)	0.045	(0.115)
Diluted	$(0.160)	0.045	(0.115)

Weighted average number of common stock outstanding:
Basic	21,722,199		21,722,199
Diluted	21,722,199		21,722,199

Comprehensive loss:
Net loss	3,477,807	(973,656)	2,504,151
Other comprehensive income attributable to foreign currency translation	10,058		10,058
Comprehensive loss	3,467,749	(973,656)	2,494,093

Condensed consolidated statement of operations and comprehensive loss for the three month period ended September 30, 2017 (Unaudited):

	As previously reported	Adjustments	As Restated
Research and development expenses	131,765	(48,735)	83,030
Change in fair value of option liability	(93,430)		(93,430)
Marketing, general and administrative expenses	361,342	37,538	398,880
Operating loss	399,677	(11,197)	388,480

Financial income, net	5,304		5,304

Loss before income taxes	394,373	(11,197)	383,176
Tax expenses	-		-
Net loss	$394,373	(11,197)	383,176

Net loss per common stock:
Basic	$(0.018)	-	(0.018)
Diluted	$(0.022)	-	(0.022)

Weighted average number of common stock outstanding:
Basic	21,752,409		21,752,409
Diluted	22,018,967		22,018,967

Comprehensive loss:
Net loss	394,373	(11,197)	383,176
Other comprehensive expense attributable to foreign currency translation	2,344		2,344
Comprehensive loss	396,717	(11,197)	385,520

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 14, 2017, the Company determined not to re-engage its independent registered public accounting firm, M&K CPAS, PLLC (“M&K”) for the Company’s audit for the year ended December 31, 2016. The decision to change accountants was recommended and approved by the Company’s board of directors. There were no disagreements with M&K on accounting and financial disclosure.

On February 14, 2017, the Company’s board of directors approved the appointment of Kesselman & Kesselman, a member firm of PricewaterhouseCoopers International Limited, with offices located at Trade Tower, 25 Hamered Street, Tel-Aviv, 68125 Israel, as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2016.

For more information see Form 8-K filed with the SEC on February 23, 2017.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer (CEO) (who is the Company’s principal executive officer) and the Company’s Chief Financial Officer (CFO) (who is the Company’s principal financial officer) to allow for timely decisions regarding required disclosure. In designing and evaluating the Company’s disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the material weaknesses identified in the Company’s internal control over financial reporting as described below, due to inadequate segregation of duties consistent with control objectives and ineffective controls over period-end financial reporting and disclosure processes, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management, with the participation of the Company’s principal executive officer and principal financial officer has conducted an assessment, using the criteria in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, and a conclusion on this evaluation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was not effective as of December 31, 2017 as it identified control deficiencies that constituted material weaknesses in the Company’s internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified in the Company’s internal control over financial reporting is described below:

(i) Inadequate segregation of duties consistent with control objectives; and

(ii) Ineffective controls over period-end financial reporting and disclosure processes.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Our management believes that these material weaknesses led to the restatement of the financial statements for the first three quarterly and year-to-date periods in 2017 (refer to our note 16 of our 2017 financial statements included in this Annual Report on Form 10-K) and the restatement of the financial statements for the three month period ended March 31, 2016, the financial statements for the nine and three month periods ended at September 30, 2016, and the financial statements for the year ended December 31, 2015. We are currently reviewing our controls related to these material weaknesses and expect to implement further changes in the next fiscal year, including identifying specific areas within our accounting and financial reporting processes to mitigate these material weaknesses.

Our management will continue to monitor and evaluate the effectiveness of our internal control over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary.

Management’s Remediation Plan

Since the time our material weakness was identified in early 2017 we initiated the following procedures during the year ended December 31, 2017:

(i)	Due to inadequate finance resources as of the end of Q1 2017, we hired during the second quarter of 2017 a new outsourced finance team and replaced our CFO. We believe that this first step should assist in detecting errors that occurred since Q1 2017.
(ii)	Began implementing processes and controls to properly perform an effective period-end financial reporting process.

We also plan to implement additional steps as follows:

(i) Appoint additional qualified personnel to address inadequate segregation of duties and ineffective controls over period-end financial reporting as well as continue implementing modifications to our operating procedures and financial controls to address such inadequacies; and

(ii) Adopt sufficient written policies and procedures for period-end financial reporting.

The remediation efforts set out is largely dependent upon our Company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Management believes that despite our material weaknesses set forth above, our consolidated financial statements as of and for the years ended December 31, 2017 and 2016 are fairly stated, in all material respects, in accordance with US GAAP.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

The following table sets forth the names and ages of the members of our board of directors and our executive officers and the positions held by each as of March 15, 2018.

Name	Age	Title
Shlomi Arbel(1)	38	Chief executive officer

Tzahi Geld	44	Chief financial officer

Zvi Yemini(2)	66	Chairman of the board of directors

Oren Traistman	47	Director

Yossef De Levy	65	Director

Haim Lampert	46	Director

(1) As previously disclosed, on March 7, 2018, the board of directors of the Company accepted the resignation of Mr. Shlomi Arbel effective as of June 4, 2018.

(2) As previously disclosed, on March 7, 2018, the board of directors of the Company resolved to appoint Mr. Zvi Yemini as chief executive officer instead of Mr. Shlomi Arbel, as of June 5, 2018.

Shlomi Arbel, serves as our chief executive officer since August 2017. Mr. Arbel served as part of the management team of the Company and of Novomic since December 2013. Mr. Arbel is the founder and principal of the Arbel & Co. Law Firm since its formation in January 2012, prior to which he served as a Senior Associate at Shibolet & Co. Law Firm with offices in Tel Aviv, Israel. Mr. Arbel also served as a member of the board of directors of HiSky Ltd. and Freshub Ltd. Mr. Arbel holds an LL.B. from the Tel-Aviv University, where he also studied economics.

Tzahi Geld, serves as our chief financial officer since July 2017. Mr. Geld is a member of the firm of Guberman Group, an accounting and finance firm with offices located in Tel-Aviv Yafo, Israel. From 2010 to 2016, Mr. Geld served as chief financial officer of Gitam BBDO Group, a leading advertising agency in Israel and a part of BBDO Worldwide. In his capacity as chief financial officer, Mr. Geld was responsible for over US$76 million in annual billings, reporting directly to Gitam BBDO’s management and board of directors and preparing monthly, quarterly and annual financial reports and managing its budget, financial analysis and controls and procedures, as well as participating in merger and acquisition negotiations, among other senior management functions. From 2005 to 2010, Mr. Geld was a senior manager at Kesselman & Kesselman, a member firm of PricewaterhouseCoopers International Limited. Mr. Geld holds a B.A in finance and accounting from the college of management in Rishon Lezion.

Zvi Yemini, serves as our chairman of the board of directors since August 2016. Mr. Yemini served as our chief executive officer from October 2016 until August 2017. Mr. Yemini founded ZAG Industries Ltd. (“ZAG”), an Israeli-based company that designs, develops, manufactures and markets plastic consumer products, in 1987 and served as its Chief Executive Officer until 2000, and as its chairman until 2006. Mr. Yemini has over 25 years of industry experience in technology, manufacturing and marketing. In 2002, Mr. Yemini co-founded Hydro Industries Ltd., an Israeli based company engaged in the development and marketing of garden equipment powered by water. Mr. Yemini served as its chairman from 2002 to 2011. Since 2011, Mr. Yemini has also served as the chairman Shenkar Design College, a public college in Ramat Gan, Israel that provides Israeli industrial companies with qualification and research and development services. Since 2002, Mr. Yemini has also served as the chairman of the Tel-Aviv Trade Fairs & Convention Center. Mr. Yemini holds a B.A in Industrial Engineering from the Technion Israel Institute of Technology and an Executive M.B.A. from Tel-Aviv University and a M.A. in Marketing from Baruch College in New York.

Oren Traistman, serves as our director since October 2016. Mr. Traistman is an investor and director in several corporations with over 15 years of investment management, underwriting and strategic consultancy: APX Ltd., an Israeli company engaged in the development and commercialization of medical devices for cataract surgeries; Cathworks Ltd., an Israeli company engaged in the development and commercialization of software for Heart catheterization display; Enox Ltd., an Israeli company engaged in the development and commercialization of sterilization solutions for catheters. Mr. Traistaman is also a partner in Egoz Finance and Shares Issuers Ltd., a leading financial company in Israel engaged in institutional investments and underwriting. Mr. Traistman holds an MBA from the Hebrew University in Jerusalem, Israel.

Yossef De Levy, serves as our director since October 2016. Mr. De Levy is an inventor, entrepreneur, and director with over 40 years of experience in company management, product development and manufacturing. In 1987, after owning and operating his own construction company for 16 years with over 70 employees, he established Games & Sports Ltd., a leading Israeli and European manufacturer of playground equipment, employing 120 workers and with over 50% of the Israeli market. Games & Sports Ltd. was acquired by Gaon-Holdings in 2002 after reaching annual revenues of $15 million. At the same time, Mr. De Levy voluntarily served as manager of the Erez Industrial zone and which employed 4,000 individuals from the Gaza Strip. In 2003, he founded Hydro Technologies Inc. together with major investors, Steff Verthaimer and Zvi Yemini. Hydro Technologies Inc. sold its US marketing rights to Suncast after reaching $25M in revenues. In 2004, Mr. De Levy established Microdel, an incubator for new ideas. To date, Microdel is a holding company with 15 subsidiaries working in 3 sectors: healthcare, consumer products and fish farming as well as a principal stockholder of the Company.

Haim Lampert, serves as our director Since February 2018. Mr. Lampert is a seasoned manager and business leader with more than 15 years of experience in management, marketing, manufacturing, branding and strategy. Mr. Lampert co-founded and served as the global chief executive officer of Moroccan Oil Israel Ltd., a world renowned and rapidly growing cosmetics brand selling to over 60 countries worldwide. Prior to that Mr. Lampert served as the chief executive officer of Sakal Electriv Ltd., Israel’s then largest vendor of appliances and electronics. Mr. Lampert holds a B.A. in business management from the University of Derby, Israel

Family Relationships

There are no family relationships between any members of our executive management and our directors.

Committees of the Board of Directors

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our board of directors. As such, our entire board of directors acts as our audit committee.

NASDAQ Rule 5605

The NASDAQ Rule 5605, which sets forth several tests to determine whether a director of a listed company is independent, provides that a director would not be considered independent if the director or an immediate family member accepted any compensation from the listed company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the determination of independence (excluding compensation for board or board committee service, compensation paid to an immediate family member as a non-executive employee, benefits paid under a tax-qualified retirement plan and non-discretionary compensation).

Director Independence.

In determining whether or not our directors are considered independent, the Company used the definition of independence as defined in NASDAQ Rule 5605. Based on that definition we believe that our non-executive directors are independent.

Directors’ Term of Office.

Our directors are elected to serve until the next annual meeting of stockholders and until their respective successors will have been elected and will have qualified.

Audit Committee and Financial Expert, Compensation Committee, Nominations Committee.

We do not have any of the above mentioned standing committees because our corporate financial affairs and corporate governance are simple in nature at this stage of development and each financial transaction is approved by our chief executive officer or board of directors.

Code of Ethics.

We do not currently have a Code of Ethics because we have limited business operations and we believe a code of ethics would have limited utility at this stage. We intend to adopt such code of ethics as our business operations expand and we have more directors, officers, and employees.

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

Board’s Role in Risk Oversight.

The board of directors assesses on an ongoing basis the risks faced by the Company. These risks include financial, technological, competitive, and operational risks. In addition, since the Company does not have an audit committee, the board of directors is also responsible for the assessment and oversight of the Company’s financial risk exposures.

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

Section 16(a) Compliance

Section 16(a) of the Securities and Exchange Act of 1934 requires the our directors and executive officers, and persons who own beneficially more than ten percent (10%) of the Registrant’s Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Section 16(a). Based solely on the reports we received and on written representations from reporting persons, we were informed that our officers and directors and ten percent (10%) stockholders have not filed reports required to be filed under Section 16(a), other than our chief executive officer, Mr. Shlomi Arbel.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The table below provides certain information concerning the compensation for services rendered to us during the years ended December 31, 2017 and 2016 by all individuals who served as our Chief Executive Officer during any part of the year ended December 31, 2017. We had no other individuals who received compensation of more than $120,000 during the year ended December 31, 2017.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Option Awards ($)(3)	All other compensation ($)	Total ($)
Shlomi Arbel, Chief	2017	138,680	-	485,272	-	623,952
Executive Officer	2016	36,395	-	-	-	36,395
Zvi Yemini, Chairman of the Board of Directors and	2017	155,754	-	-	-	155,754
former Chief Executive Officer	2016	74,880	-	162,309	-	237,189

(1) Represents monthly retainer payments.

(2) Represents one-time discretionary cash bonuses to each of the executive officers.

(3) Represents stock-based compensation.

Executive Services Agreements

We do not currently have any employment agreements with any of our executive officers, however we have entered into services agreements with each of Shlomi Arbel, our chief executive officer, and Tzahi Geld, our chief financial officer. The following are descriptions of the material terms of our executive officers’ services agreements. We have also entered into a services agreement with Mr. Zvi Yemini, our chairman of the board of directors and former chief executive officer who his agreement is also described below due to his inclusion in the table above.

Services Agreement with Shlomi Arbel

On February 5, 2017, we entered into a services agreement with Mr. Shlomi Arbel, our chief executive officer, for an unlimited term. Pursuant to the agreement Mr. Arbel is entitled to receive a gross monthly fee in the amount of NIS 40,000 (approximately $11,650), which will be increased to NIS 50,000 (approximately $14,560) upon a raise of an aggregate of $2,000,000. In addition, we provide Mr. Arbel with a leased company car, for which we bear any expenses related thereto, and with a mobile phone. Furthermore, we will bear any expenses in connection with any of Mr. Arbel’s activities on our behalf. Mr. Arbel’s agreement is terminable by either us or Mr. Arbel upon 90 days’ prior written notice, or immediately by us upon certain “for cause” events. Mr. Arbel’s agreement contains customary provisions regarding noncompetition, confidentiality of information and assignment of inventions. On March 7, 2018, Mr. Arbel notified the Board on his resignation effective as of June 4, 2018.

As of December 31, 2017, Mr. Arbel held options to purchase 748,251 shares of common stock with an exercise price of $0.0001, all of which are fully vested.

Services Agreement with Tzahi Geld

On July 30, 2017, we entered into a services agreement with Guberman Accounting and Finance Group, or Guberman. Pursuant to the services agreement, Guberman provides us with bookkeeping, payroll, administrative, controller, reporting and chief financial officer services for a fee of NIS 23,000 (approximately $6,700) plus value added tax. The chief financial officer services are provided by Mr. Tzahi Geld.

Services Agreement with Y.M.Y Industry Ltd.

On December 31, 2015, we entered into a services agreement with Y.M.Y Industry Ltd., an affiliated entity of Mr. Zvi Yemini, our chairman of the board of directors, as amended on February 22, 2017. Pursuant to the services agreement Mr. Yemini is entitled to receive a gross monthly fee in the amount of NIS 45,000 (approximately $12,980) in consideration for providing management services to the Company. The foregoing payment is in addition to and independent of any potential fees that Mr. Yemini may be entitled to receive for his services as a member of our board of directors.

Director’s Compensation

Our directors are not entitled to receive compensation for service rendered to us in their capacity as directors except for reimbursement of out-of-pocket expenses and there is no formal or informal arrangements or agreements to compensate directors for service provided as a director. Notwithstanding we have entered into services agreements with Zvi Yemini, through his affiliated entity Y.M.Y Industry Ltd. as described above, Mr. Oren Traistman and Mr. Yossef De-Levy.

The following table provides certain information concerning the compensation for services rendered in all capacities by each director serving on our board of directors during the year ended December 31, 2017, other than Mr. Zvi Yemini, our chairman of the board of directors, who did not receive additional compensation for his services as a director and whose compensation is set forth in the summary compensation table above.

Name	Fee Earned or Paid in Cash($)	Option Awards($)(1)	All Other Compensation($)	Total ($)
Mordechai Bignitz(2)	-	-	-	-
Oren Traistman	34,612	390,798	-	425,410
Yossef De Levy	34,612	-	-	34,612

(1) Represents stock-based compensation.

(2) Mr. Mordechai Bignitz resigned from our board of directors on February 20, 2018.

Services Agreement with Oren Traitsman

On July 31, 2016, we entered into a services agreement with Mr. Oren Traistman, a member of our board of directors. Pursuant to the services agreement, Mr. Traistman is entitled to receive a gross monthly fee in the amount of NIS 10,000 (approximately $2,885) in consideration for providing services to the Company. The foregoing payment is in addition to and independent of any potential fees that Mr. Traitsman may be entitled to for continued services as a member of our board of directors.

Services Agreement with Yossef De-Levy

On November 11, 2014, we entered into a services agreement with Mr. Yossef De-Levy, a director, as amended on May 31, 2015, pursuant to which Mr. De-Levy receives a gross monthly amount of NIS 10,000 (approximately $2,885). The foregoing payment is in addition to and independent of any potential fees that Mr. De-Levy may be entitled to for continued services as a member of our board of directors.

Golden Parachute Compensation

We do not currently have any agreement or understanding, whether written or unwritten, between us and our named executive officers, concerning any type of compensation, whether present, deferred or contingent, that is based on or otherwise relates to an acquisition, merger, consolidation, sale or other disposition of all or substantially all our assets.

Equity Compensation Plan

2017 Employee Incentive Plan

In 2017 we adopted the 2017 Employee Incentive Plan, or the 2017 Plan, which became effective as of January 1, 2017 by the action of our board of directors. The 2017 Plan provides for the grant of stock awards and stock options to any employee, director, officer, consultant, or advisor of the Company, or such other persons who provided bona fide services to the Company as shall be determined by a committee designated by the board of directors followed by the approval of the board of directors; however, if the committee is composed of a majority of the persons then comprising the board of directors, the approval of the board of directors shall not be necessary. If no committee is designated by our board of directors, the 2017 will be administered by our board of directors. As of the date of this annual report our board of directors has not designated a committee to administer the 2017 Plan.

The total number of shares of common stock reserved for issuance under the 2017 Plan, either directly as stock awards or underlying options is 3,161,399 shares of common stock. The total number of shares of common stock reserved for such issuance may be increased only by a resolution adopted by the board of directors and amendment of the 2017 Plan. As of March 15, 2018, there were options to purchase 3,161,399 shares of common stock. Awards under the 2017 Plan may be granted until December 31, 2020.

The terms of under which a stock award or option is granted under the 2017 Plan shall be set forth in a written agreement, which shall be determined by the committee or the board of directors, and set forth in an award agreement.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning outstanding equity awards as of December 31, 2017, for each named executive officer:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Un-exercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested	Market value of shares of units of stock that have not vested	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
Shlomi Arbel	481,882	-	-	$0.0001	3/13/2022	-	-	-	-
Shlomi Arbel	266,369	-	-	$0.0001	9/3/2022	-	-	-	-
Zvi Yemini (1)	494,204	-	-	$0.0001	3/13/2022	-	-	-	-

(1) All the options are held by Y.M.Y Industry Ltd.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners And Management

As of March 15, 2018, there were 28,160,982 shares of common stock outstanding, excluding shares of common stock issuable in connection with the exercise of outstanding warrants or outstanding options. The voting rights of all stockholders are the same.

The following table sets forth certain information as of March 15, 2018, concerning the number of shares of common stock beneficially owned, directly or indirectly, by:

●	each person, or group of affiliated persons, known to us to beneficially own more than 5% of our outstanding ordinary shares;

●	each of our directors;

●	each of our executive officers; and

●	all of our directors and executive officers serving as of March 15, 2018, as a group.

Beneficial ownership is determined in accordance with the rules of the SEC based on voting and investment power with respect to such shares. Shares subject to options or warrants that are currently exercisable or exercisable within 60 days of March 15, 2018, are deemed to be outstanding and to be beneficially owned by the person holding such options or warrants for the purpose of computing the percentage ownership of such person. However, such shares are not deemed to be outstanding and to be beneficially owned for the purpose of computing the percentage ownership of any other person. All information with respect to the beneficial ownership of any principal stockholder has been furnished by such stockholder or is based on our filings with the SEC and, unless otherwise indicated below, we believe that persons named in the table have sole voting and sole investment power with respect to all the shares of common stock as beneficially owned, subject to community property laws, where applicable. Unless otherwise noted below, each shareholder’s address is c/o TechCare Corp. 1140 Avenue of the Americas, New York, NY 10036.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Common Stock Owned
Principal Stockholders:
Y.M.Y Industry Ltd. (1)	6,443,702	22.5%
Microdel Ltd(2)	3,220,100	11.4%
Marius Nacht(3)	2,820,911	10.0%
Citrine High Tech 7 Limited Partnership(4)	1,550,388	5.4%
Ran Tuttnauer Family Ltd(5)	1,993,015	6.7%
Executive Officers and Directors:
Shlomi Arbel	748,251	2.6%
Tzhai Geld	-	-
Zvi Yemini(1)	6,443,702	22.5%
Oren Traistman(6)	926,375	3.2%
Yossef De Levy(7)	504,772	1.8%
Haim Lampert	-	-
All directors and executive officers as a group (six persons)	8,623,100	28.5%

* Less than 1%.

(1) Includes 5,949,498 shares of common stock and 494,204 options to purchase shares of common stock exercisable within 60 days of March 15, 2018 held by Y.M.Y Industry Ltd., an affiliated entity of Mr. Zvi Yemini. The address of Y.M.Y Industry Ltd. is 38 Yefet St., Tel-Aviv, Israel.

(2) Includes 3,095,772 shares of common stock held by Microdel Ltd. and 124,328 shares of common stock held by Microdel Idea Center Ltd., a subsidiary of Microdel Ltd.. The address of Microdel Ltd. is 63 Dan St., Modi’in-Maccabim-Re’ut.

(3) The address of Marius Nacht is 18 Yehezkel St., Tel Aviv-Yafo 6259524.

(4) Includes 1,033,592 shares of common stock and 516,796 warrants to purchase shares of common stock exercisable within 60 days of March 15, 2018, held by Citrine High Tech 7 Limited Partnership. The address of Citrine High Tech 7 Limited Partnership is 3 Hamelacha St., Tel Aviv.

(5) Includes 1,291,990 shares of common stock and 641,025 warrants to purchase shares of common stock exercisable within 60 days of March 15, 2018, held by Ran Tuttnauer Family Ltd. The address of Ran Tuttnauer Family Ltd. is 28 Radak St., Jerusalem.

(6) Includes 405,310 shares of common stock and 521,065 options to purchase shares of common stock exercisable within 60 days of March 15, 2018.

(7) Includes 221,304 shares of common stock and 283,468 options to purchase shares of common stock exercisable with 60 days of March 15, 2018.

Equity Compensation Plan Information

See “Item 5. Market for Registrant’s Common Stock and Related Stockholder Matter – Securities Authorized for Issuance under Equity Compensation Plans.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

Subscription Agreements

On January 9, 2017, we entered into subscription agreements with several investors, including Y.M.Y Industry Ltd., an affiliated entity of Mr. Zvi Yemini, our chairman of the board of directors, pursuant to which we issued and sold to Y.M.Y Industry Ltd. 207,039 shares of common stock at a price per share of $0.483 for an aggregate consideration of $100,000.

On October, 2017, we entered into an Advance Investment Agreement with Y.M.Y Industry Ltd. and Traistman Radziejewski Fundacja Ltd., an Israeli company affiliated with Mr. Oren Traistman, a member of our board of directors, pursuant to which, Y.M.Y Industry Ltd. and Traistman Radziejewski Fundacja Ltd. provided us with a bridge investment in the aggregate amount of $250,000. On November 14, 2017, we entered into an amendment to the Advance Investment Agreement, pursuant to which the bridge investment in the aggregate amount of $250,000 was converted into 1,116,071 shares of common stock at a price per share of $0.224.

On November 14, 2017, we entered into a subscription agreement with Y.M.Y Industry Ltd, pursuant to which we issued and sold to Y.M.Y Industry Ltd. 892,857 shares of common stock at a price per share of $0.224 for an aggregate consideration of $200,000.

Novomic Shareholders’ Agreement

On February 8, 2016, we entered into shareholders’ agreement with Novomic Ltd. and certain of our shareholders, or the Shareholders’ Agreement. Pursuant to the Shareholders’ agreement we are required to prepare and file with the SEC, as soon as reasonably practicable, a registration of Form S-1, or the Registration Statement, for the purpose of registering for public resale our shares of common stock outstanding immediately prior to the Merger Agreement, to the maximum extent permissible by law. Commencing six months after the effective date of the Registration Statement, subject to certain limitations, our shareholders may request that all or part of the registrable common stock issued to them in the Merger Agreement shall be registered under the Securities Act by the filing with the SEC of a registration statement on Form S-1. Certain of our shareholders have piggyback registration rights, which provide them with the right to register their shares in the event of an offering of securities by us. To the extent that the underwriters limit the number of shares that can be included in a registration statement, we have discretion to register those shares we choose first.

In addition, pursuant to the Shareholder’s Agreement, certain of our shareholders have a right to receive certain information from us.

Engagement Agreements with Directors and Officers

We have entered into services agreements with certain of our directors, including with Zvi Yemini, through his affiliated entity Y.M.Y Industry Ltd., Mr. Oren Traistman and Mr. Yossef De-Levy. For information regarding the terms of our services agreements with our named directors, see “Item 11. Executive Compensation — Director’s Compensation and Services Agreements.”

We have entered into written services agreements with each of our executive officers. These agreements provide for notice periods of varying duration for termination of the agreement by us or by the relevant executive officer, during which time the executive officer will continue to receive a monthly fee and benefits. We have also entered into customary non-competition, confidentiality of information and ownership of inventions arrangements with our executive officers. However, the enforceability of the non-competition provisions may be limited under applicable law. For information regarding the terms of our services agreements with our named executive officers, see “Item 11. Executive Compensation—Executive Services Agreements.”

Options

We have granted options to purchase our common stock to our officers and certain of our directors. Such option agreements may contain provisions providing for acceleration or other events upon certain merger, acquisition, or change of control transactions. We describe our option plan under “Item 11—Equity Compensation Plan.

Exculpation, Indemnification and Insurance

Our Bylaws permit us to exculpate, indemnify and insure certain of our directors and officer to the fullest extent permitted under the laws of the State of Delaware or other applicable law. In addition, we intend to enter into indemnification agreements with our directors and officers, exculpating them from a breach of their duty of care to us to the fullest extent permitted by law and undertaking to indemnify them to the fullest extent permitted by law, subject to certain exceptions, to the extent that these liabilities are not covered by insurance. We also maintain directors’ and officers’ liability insurance. Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended (Securities Act), may be permitted to directors, officers or persons controlling us, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Director Independence

See “ITEM 10. Directors and Executive Officers of the Registrant and Corporate Governance.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Background

On February 14, 2017, the board of directors of the Registrant approved the appointment of Kesselman & Kesselman, a member firm of PricewaterhouseCoopers International Limited, with offices located at Trade Tower, 25 Hamered Street, Tel-Aviv, 68125 Israel, (“Kesselman & Kesselman”) as the Registrant’s independent registered public accounting firm. We have been advised by Kesselman & Kesselman that it is an independent registered public accounting firm with the PCAOB, and complies with the auditing, quality control and independence standards and rules of the PCAOB.

Principal Accounting Fees and Services

The following table presents the fees for professional audit services rendered by Kesselman & Kesselman for the audit of the Registrant’s annual financial statements for the year ended December 31, 2017 and 2016, respectively.

	2016	2017
	($ in thousands)
Audit fees (1)	$39	$58
Audit-related fees (2)	-	28
Tax fees (3)	-
All other fees	-
Total:	$39	86

(1)	Audit fees consist of audit and review services, consents and review of documents filed with the SEC.

(2)	Audit-related fees consist of assistance and discussion concerning financial accounting and reporting standards and other accounting issues.

(3)	Tax fees consist of preparation of federal and state tax returns, review of quarterly estimated tax payments, and consultation concerning tax compliance issues.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report

(1)	Financial Statements

The Consolidated Financial Statements filed as part of this annual report are identified in the Index to Consolidated Financial Statements on page F-1 hereto.

(2)	Financial Statements Schedules

Financial Statement Schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(3)	Exhibits

The following documents are filed as exhibits to this report on Form 10-K or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit No.	Description

3.1	Certificate of Incorporation of the Registrant, as amended, effective as of October 13, 2016.

3.2	Bylaws of the Registrant, effective as of June 7, 2010 (incorporated by reference from our registration statement on Form S-1 filed on August 4, 2010).

10.1	2017 Employee Incentive Plan.

10.2	Form of Stock Option Award Letter under the 2017 Employee Incentive Plan.

10.3	Subscription Agreement between the Registrant and Y.M.Y Industry Ltd., dated January 9, 2017.

10.4	Advance Investment Agreement between the Registrant and Y.M.Y Industry Ltd. and Traistman Radziejewski Fundacja Ltd., dated October 10, 2017, as amended on November 14, 2017.

10.5	Subscription Agreement between the Registrant and Y.M.Y Industry Ltd., dated November 14, 2017.

10.6	Shareholders’ Agreement between the Registrant, Novomic Ltd, and the shareholders listed therein, dated February 8, 2016 (incorporated by reference from our 8-K filed on February 10, 2016).

31.1	Certification of chief executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of chief financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of chief executive officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of chief financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial information from TechCare Corp’s Annual Report on Form 10-K for the year ended December 31, 2017 formatted in XBRL (eXtensible Business Reporting Language).

ITEM 16. SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

TechCare Corp.

By:	/s/ Shlomi Arbel
Shlomi Arbel
Chief Executive Officer
(Principal Executive Officer)

Date:	April 2, 2018

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT: That the undersigned officers and directors of TechCare Corp. do hereby constitute and appoint each of Shlomi Arbel and Tzahi Geld as the lawful attorney and agent with power and authority to do any and all acts and things and to execute any and all instruments which said attorney and agent determines may be necessary or advisable or required to enable TechCare Corp. to comply with the Securities and Exchange Act of 1934, as amended, and any rules or regulations or requirements of the Securities and Exchange Commission in connection with this report. Without limiting the generality of the foregoing power and authority, the powers granted include the power and authority to sign the names of the undersigned officers and directors in the capacities indicated below to this report or amendments or supplements thereto, and each of the undersigned hereby ratifies and confirms all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shlomi Arbel	Chief Executive Officer	April 2, 2018
Shlomi Arbel	(Principal Executive Officer)

/s/ Tzahi Geld	Chief Financial Officer	April 2, 2018
Tzahi Geld	(Principal Financial Officer and Principal Accounting Officer)

/s/ Zvi Yemini	Chairman of the Board of Directors	April 2, 2018
Zvi Yemini

/s/ Oren Traistman	Director	April 2, 2018
Oren Traistman

/s/ Yossef De Levy	Director	April 2, 2018
Yossef De Levy

/s/ Haim Lampert	Director	April 2, 2018
Haim Lampert

