Form 10-Q
period 2018-03-31
TechCare Corp.
filed 2018-05-14
CIK 1498067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

On May 14, 2018, the Registrant had 28,160,982 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TechCare Corp.

Condensed Consolidated Balance Sheets

As of March 31, 2018 and December 31, 2017

(Unaudited)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$953,598	$589,818
Inventory	173,858	41,445
Other receivables	64,672	109,136
Total current assets	1,192,128	740,399

Non-current assets:
Severance pay fund	14,886	13,764
Long-term deposits	12,123	12,287
Property and equipment, net	90,658	95,984
Total non-current assets	117,667	122,035
Total assets	$1,309,795	$862,434

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$143,467	$106,362
Option liability	-	132,470
Note payable	84,719	88,751
Total current liabilities	228,186	327,583

Non-current liability:
Liability for severance pay	24,922	23,422
Total liabilities	253,108	351,005

Commitments

Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized; none issued and outstanding at March 31, 2018 and December 31, 2017.	-	-
Common stock, par value $0.0001 per share, 500,000,000 shares authorized; 28,160,982 and 25,835,401 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	2,816	2,584
Accumulated other comprehensive income	113,568	104,777
Additional paid-in capital	7,844,921	6,945,151
Stock to be issued	30,000	30,000
Accumulated deficit	(6,934,618)	(6,571,083)
Total stockholders’ equity	1,056,687	511,429
Total liabilities and stockholders’ equity	$1,309,795	$862,434

The accompanying notes are an integral part of these condensed consolidated financial statements.

TechCare Corp.

 Condensed Consolidated Statements of Operations and Comprehensive loss

For the Three-Month Periods ended March 31, 2018 and 2017

(Unaudited)

	For the three months ended March 31, 2018	For the three months ended March 31, 2017
		Restated(see note 3)
Revenues	26,722	-
Cost of revenues	9,710	-
Gross profit	17,012	-
Research and development expenses	31,095	158,474
Marketing, general and administrative expenses	464,341	1,313,574
Change in fair value of option liability	(132,470)
Operating loss	345,954	1,472,048

Financial expenses(income),net	17,581	(14,963)

Net loss	$363,535	$1,457,085

Net loss per common stock:
Basic	$(0.01)	$(0.06)
Diluted	$(0.01)	$(0.06)

Weighted average number of common stock outstanding:
Basic	31,136,952	21,263,127
Diluted	31,136,952	21,263,127

Comprehensive loss:
Net loss	363,535	1,457,085
Other comprehensive income attributable to foreign currency translation	(8,792)	(8,833)
Comprehensive loss	354,743	1,448,252

The accompanying notes are an integral part of these condensed consolidated financial statements.

TechCare Corp.

 Condensed Consolidated Statements of Cash Flows

For the Three-Month Periods ended March 31, 2018 and 2017

(Unaudited)

	For the three	For the three
	months ended	months ended
	March 31, 2018	March 31, 2017
		Restated (see note 3)
Cash flows from operating activities:
Net loss	$(363,535)	$(1,457,085)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,439	4,563
Change in fair value of option liability	(132,470)
Stock-based compensation	-	1,134,090
Changes in operating assets and liabilities:
Other receivables	43,004	(38,651)
Inventory	(132,967)
Accounts payable and accrued expenses	38,528	(94,971)
Liability for severance pay	508	4,224
Net cash used in operating activities	(541,493)	(447,830)

Cash flow from investing activities:
Severance pay fund	-	(1,592)
Purchase of fixed assets	(1,397)	-
Investment in long-term deposit	-	(6,059)
Net cash used in investing activities	(1,397)	(7,651)

Cash flow from financing activities:
Proceeds from issuance of common stock	900,000	750,000
Net cash provided by financing activities	900,000	750,000

Effect of exchange rates on cash and cash equivalents	6,670	2,919
Net increase in cash and cash equivalents	363,780	297,438

Cash and cash equivalents - beginning of period	589,818	275,041
Cash and cash equivalents - end of period	$953,598	$572,479

Non-cash financing activity during the period:
Issuance of common stock and warrants	$	$146,031

The accompanying notes are an integral part of these condensed consolidated financial statements.

TechCare Corp.

 Notes to Unaudited Financial Statements

March 31, 2018 (Unaudited)

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Nature of operations

TechCare Corp. (“Techcare” or the “Company”), formally known as BreedIT Corp. (“BreedIt”) was incorporated under the laws of the State of Delaware on May 26, 2010. The Company’s common stock is traded in the United States on the OTCQB Market under the ticker symbol “TECR”.

On February 8, 2016, the Company signed a Merger Agreement with Novomic Ltd. (“Novomic”), a private company incorporated under the laws of the State of Israel. The closing of the Merger took place on August 9, 2016 pursuant to which Novomic became a wholly-owned subsidiary of the Company. The Merger was structured as a reverse Merger.

Novomic was incorporated as a private company in Israel in 2009. Since inception, Novomic has been a technology company engaged in the design, development, manufacturing and commercialization of a unique platform utilizing vaporization of natural, plant-based compounds to enable a wide variety of therapeutic, wellness and beauty treatments. Novomic’s first products are Novokid - a device for the effective treatment of head lice; and Shine - a device for treatment and rejuvenation of the hair and scalp. Both devices include a vaporizer, capsules and cap, all proprietary and patented.

Going Concern

During the three months period ended March 31, 2018, the Company had a comprehensive loss of approximately $0.4 million. As of March 31, 2018, the Company had accumulated losses of approximately $6.9 million.

Based on the projected cash flows and Company’s cash balances as of March 31, 2018, Company’s management is of the opinion that without further fund raising it will not have sufficient resources to enable it to continue advancing its activities including the development, manufacturing and marketing of its products for a period of at least 12 months from the date of issuance of these financial statements. As a result, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”), for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for fair statement of results for the interim periods presented have been included. The results of operations for three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year or for other interim periods or for future years. The consolidated balance sheet as of December 31, 2017 is derived from audited financial statements as of that date; however, it does not include all of the information and footnotes required by GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on April 2, 2018.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of TechCare, and its subsidiary, Novomic. All intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

Effective January 1, 2018, the Company adopted the new accounting standard related to the recognition of revenue in contracts with customers. Since the Company had no revenues prior to January 1, 2018 ,the new standard had no impact on revenues and results of operations for prior periods.

The Company derives revenues from sales of its products directly or indirectly through its distributors.

The Company determines revenue recognition through the following steps:

●	Identification of the contract, or contracts, with a customer.
●	Identification of the performance obligations in the contract.
●	Determination of the transaction price.
●	Allocation of the transaction price to the performance obligations in the contract.
●	Recognition of revenue when, or as, the Company satisfies a performance obligation.

Revenue is measured as the amount of consideration expected to receive in exchange for transferring goods to the end customer or to the distributor.

The Company reports revenue net of any revenue based taxes assessed by governmental authorities that are imposed on and concurrent with specific revenue-producing transactions.

Revenue from products are recognized when the customer or the distributor has obtained control of the goods (for the Company’s current arrangements, this is at the point in time) based on the shipping terms. The Company recognizes revenue on sales to distributors upon shipment of the goods, when the distributor has economic substance apart from the Company and the distributor is considered the principal for the transaction with the end-user client.

NOTE 2: NEW ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Adopted in Current Period

In November 2016, the FASB issued an ASU which requires entities to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows.The Company adopted this guidance on January 1, 2018, which resulted in no impact on its consolidated financial statements.

In January 2016, the FASB issued an ASU which changes to the current measurement model primarily affects all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting), financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. Under the new ASU equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) with readily determinable fair values will be measured at fair value through earnings. Equity investments that do not have readily determinable fair values may be measured at fair value or at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company adopted this guidance on January 1, 2018, which resulted in no impact on its consolidated financial statements.

In May 2014, and in following related amendments, the FASB issued a new comprehensive revenue recognition guidance on revenue from contracts with customers (hereinafter –“the Standard”) that will supersede the current revenue recognition guidance. The Standard provides a unified model to determine when and how revenue is recognized. The core principle of the Standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted this guidance on January 1, 2018, which resulted in no impact on its consolidated financial statements since the Company had no revenues prior to 2018.

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued a new ASU which revises lease accounting guidance. Under the new guidance, lessees will be required to recognize a right-of-use asset and a lease liability for all leases, other than leases that meet the definition of a short-term lease. The liability and the right-of-use asset arising from the lease will be measured as the present value of the lease payments. In addition, this guidance requires disclosure of key information about leasing arrangements to increase transparency and comparability among organizations. The new standard is effective for fiscal year beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition approach, with certain practical expedients.The Company is currently evaluating the impact of the adoption of the new lease accounting guidance on its consolidated financial statements.

NOTE 3: UNAUDITED – RESTATEMENT OF 2017 CONDENSED CONSOLIDATED QUARTERLY FINANCIAL STATEMENTS

As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, during the preparation of the 2017 annual financial statements, the Company became aware of misstatements in its condensed consolidated financial statements for the quarter ended March 31, 2017, the six months ended June 30, 2017, and the nine months ended September 30, 2017 that were included in each of the Company’s 2017 Form 10-Qs. The misstatement stemmed from an erroneous recording of additional stock compensation expense of $943,901 during the three months ended March 31, 2017 related to certain fully vested awards that were granted in December 31, 2016 and were properly fully expensed in 2016. As a result, the Company’s previously reported net loss for each of the three aforementioned periods in 2017 was overstated by this amount. The Board and the Company concluded that due to this error the condensed consolidated financial statements for each of these periods was materially misstated and should be restated (the Restatement).

The Restatement also corrects certain other misstatements during the 2017 interim periods, including errors in the classification of certain expenses within the consolidated statements of operations and comprehensive loss which impacts classification only and does not impact the total net loss or comprehensive loss reported for any of the periods.

The Restatement does not result in a change to our previously reported total amounts of net cash flows from operating activities, investing activities, or financing activities. There was no impact to net change in cash and cash equivalents for any previously reported periods. Certain corrections of classifications within the operating cash flow section were impacted by the Restatement.

Condensed consolidated balance sheet as of March 31, 2017 (Unaudited):

	As previously reported	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$572,479		572,479
Other receivables	172,719		172,719
Total current assets	745,198		745,198

Non-current assets:
Severance pay fund	7,580		7,580
Long-term deposit	11,729		11,729
Property and equipment, net	102,192		102,192
Total non-current assets	121,501		121,501
Total assets	$866,699		866,699

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$104,299		104,299
Note payable	84,719		84,719
Total current liabilities	189,018		189,018

Non-current liability:
Liability for severance pay	16,888		16,888
Total liabilities	205,906		205,906

Commitments

Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized: none issued and outstanding at March 31, 2017	-		-
Common stock, par value $0.0001 per share, 500,000,000 shares authorized: 21,322,353 shares issued and outstanding at March 31, 2017	2,132		2,132
Accumulated other comprehensive income	105,836		105,836
Additional paid-in capital	6,616,504	(943,901)	5,672,603
Stock payable	50,000		50,000
Accumulated deficit	(6,113,679)	943,901	(5,169,778)
Total stockholders’ equity	660,793		660,793
Total liabilities and stockholders’ equity	$866,699	-	866,699

Condensed consolidated statement of operations and comprehensive loss for the three month period ended March 31, 2017 (Unaudited):

	As previously reported	Adjustments	As Restated
Research and development expenses	562,175	(403,701)	158,474
Marketing, general and administrative expenses	1,848,926	(535,352)	1,313,574
Operating loss	2,411,101	(939,053)	1,472,048

Financial income, net	14,963		14,963

Loss before income taxes	2,396,138	(939,053)	1,457,085
Tax expenses	4,848	(4,848)	-
Net loss	$2,400,986	(943,901)	1,457,085

Net loss per common stock:
Basic	$(0.11)	0.04	(0.07)
Diluted	$(0.11)	0.04	(0.07)

Weighted average number of common stock outstanding:
Basic	21,263,127		21,263,127
Diluted	21,263,127		21,263,127

Comprehensive loss:
Net loss	2,400,986	(943,901)	1,457,085
Other comprehensive income attributable to foreign currency translation	8,833		8,833
Comprehensive loss	2,392,153	(943,901)	1,448,252

NOTE 4: STOCKHOLDERS’ EQUITY

Share capital

During the three months ended March 31, 2018, the Company entered into several agreements, under which the Company raised an aggregate amount of $900,000

a)

1,291,990 shares of its common stock at a purchase price of $0.387 for a total consideration of $500,000 and warrants to purchase up to 645,995 stock with an exercise price of $0.387, exercisable till June 30, 2018.

b)	1,033,592 shares of common stock of the Company at a purchase price of $0.387 for a total consideration of $400,000, and warrants to purchase up to 516,796 stock with an exercise price of $0.387, exercisable till September 30, 2018.

Stock-Based Compensation to employees and directors

Stock based awards are accounted for using the fair value method in accordance with ASC 718, Shared Based Payment. The Company’s primary type of stock-based compensation consists of stock options to directors, employees and officers. The Company uses Black-Scholes option pricing model in valuing options.

During the three months ended March 31, 2018 the Company did not grant any options.

During March 2017, the Company granted to certain employees options to purchase 869,596 of the Company’s common stock for an exercise price of $0.0001.The options granted were fully vested on the date of the grant and exercisable into the Company’s common stock at a 1:1 ratio for 2.5 years from the date of the grant.

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

A summary of the stock option activity for the three months ended March 31, 2018:

	Number of Options	Weighted Average Exercise Price
		U.S Dollar
Options outstanding at December 31, 2017	2,640,334	0.0001
Granted	-	-
Options outstanding at March 31, 2018	2,640,334	0.0001
Options exercisable at March 31, 2018	2,640,334	0.0001

Stock-based compensation expenses related to employee awards, included in the Company’s statements of operations and comprehensive loss, were allocated as follows:

	Three months ended March 31, 2018	Three months ended March 31, 2017
		Restated (see note 3)
Research and development expenses	$-	103,795
Marketing ,general and administrative	-	604,466
	$-	708,261

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

During the three months ended March 31, 2018 the Company did not grant any options to non-employees.

During January 2017, as part of a consulting agreement, the Company granted to a non-employee warrants exercisable to purchase 100,000 of the Company’s common stock at an exercise price of $1.50 per warrant exercisable for a period of 24 months commencing on the date of the agreement, fully vested on the date of the grant.

During March 2017, the Company granted to a non-employee options to purchase 521,065 of the Company’s common stock for an exercise price of $0.0001. The options granted were fully vested on the date of the grant and exercisable into the Company’s common stock at a 1:1 ratio for 5 years from the date of the grant.

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

A summary of the stock option activity for the three months ended March 31, 2018:

	Number of Options	Weighted Average Exercise Price
		U.S Dollar
Options outstanding at December 31, 2017	621,065	0.2416
Granted	-	-
Options outstanding at March 31, 2018	621,065	0.2416
Options exercisable at March 31, 2018	621,065	0.2416

Stock-based compensation expenses in the amount of $425,829 included in the Company’s statements of operations and comprehensive loss for the three months period ended March 31, 2017 recorded in marketing, general and administrative.

NOTE 5: OEM DISTRIBUTION AGREEMENT

On June 23, 2017, the Company entered into an OEM agreement (the “OEM Agreement”) with a medical device and wellness applications company based in the United States (the “OEM Distributor”), according to which the OEM Distributor will manufacture, distribute and sell the Company’s Novokid head lice treatment products in the United States, Canada, Brazil, Argentina, Costa Rica and Colombia, all on an exclusive basis, pursuant to and in accordance with the terms and conditions set forth in the OEM Agreement, including minimum royalties commitments. The OEM Distributor will be solely responsible for obtaining and maintaining the approval from the US Food and Drug Administration (the “FDA”) and shall bear all costs related to such approval. As of the date of these financial statements, an FDA approval was not obtained, hence, the Company did not generate any revenues from the OEM agreement.

As part of the OEM Agreement, the OEM Distributor paid a royalty advance of $10,000 and also an amount of $140,000 which is held in an escrow account, until the Company completes certain milestones, as described in the OEM Agreement. As of March 31, 2018 the milestones have not been achieved.

Also, as part of the OEM Agreement, the Company granted the OEM Distributor an option to purchase up to 9.09% of the Company’s common stock for a total consideration of up to $900,000, exercisable until January 15, 2018.

The fair value of the option as of June 23, 2017 (initial recognition) amounted to $432,518. The key assumptions used in the options’ valuation was as follows:

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

b. Carryforward Tax Losses

Carryforward Tax Losses of the US Company as of March 31, 2018 amounted to approximately $0.3 million. Carryforward Tax Losses of the Israeli subsidiary amounted to approximately $4.2 million. A full valuation allowance was created against these carry forward tax losses since the realization of any future benefit from these net operating losses cannot be sufficiently assured at March 31, 2018.

c. Corporate tax rates

The regular corporate tax rate in Israel as of January 1, 2017 is 24% and as of January 1, 2018 is 23%.

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “TCJA”), which among other changes reduces the federal corporate tax rate from 35% to 21%, effective January 1, 2018

The Company has no impact of the TCJA on these condensed consolidated financial statements.

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

The following table is a reconciliation of the change for the financial liability where fair value measurement is estimated utilizing Level 3 inputs:

	2018	2017
	US dollar	US dollar
Fair value as of January 1	$132,470	-
Change in fair value recognized in statement of operations and comprehensive loss	(132,470)	-
Fair value as of March 31	$-	-

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Certain statements that the Company may make from time to time, including all statements contained in this Form 10-Q that are not statements of historical fact, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and the safe harbor provisions set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by words such as “plans,” “expects,” “believes,” “anticipates,” “estimates,” “projects,” “will,” “should,” and other words of similar meaning used in conjunction with, among other things, discussions of future operations, financial performance, product development and new product launches, market position and expenditures. The Company assumes no obligation to update any forward-looking statements. Additional information concerning factors which could cause differences between forward-looking statements and future actual results is discussed under the heading “Risk Factors” in the Company’s Annual report on Form 10-K as filed with the SEC on April 2, 2018. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our historical results of operations during the periods presented and our financial condition for the periods ended March 31, 2018 and 2017. This MD&A should be read in conjunction with our consolidated financial statements and the accompanying notes to consolidated financial statements for the years ended December 31, 2017 and 2016.

Overview and Recent Developments

We are a technology company engaged in the design, development and commercialization of a platform utilizing proprietary vaporization technology to commercialize health, wellness and beauty treatments.

Our product offerings include Novokid, an innovative home use device for the elimination of lice and eggs while employing a natural, plant based compound, pesticides and silicone free and Shine, a revolutionary home use device for hair and scalp cleansing and rejuvenation.

As of the date hereof, we have limited operations and no significant revenues from our business operations. There is substantial doubt that we can continue as a going concern and an on-going business for the next twelve months without the success of our business operations which foresees the generation of revenues throughout 2018. Before we enter the U.S. market, we will need to secure approval from the FDA which should take approximately 12 months.

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

On February 8, 2016, we signed a Merger Agreement, or the Merger Agreement, with Novomic Ltd., or Novomic, a private company organized under the laws of the State of Israel and a Shareholders’ Agreement with Novomic’s shareholders, or the Shareholders’ Agreement. The Merger Agreement was by and between the Company, on the one hand, and Novomic together with YMY Industry Ltd., or YMY, and Microdel Ltd. or Microdel, the latter two of which are hereinafter referred to as the “Novomic Founders,” on the other hand. On August 9, 2016, we consummated the Merger under the Merger Agreement and Novomic became a wholly-owned subsidiary of the Company.

Upon closing of the Merger, the former Novomic shareholders owned approximately 73.52% of our capital stock and TechCare stockholders retained approximately 26.48% of the combined company, on a fully diluted basis. Accordingly, while TechCare was the legal acquirer, Novomic was treated as the acquiring company in the Merger for accounting purposes, and the Merger was accounted for as a reverse Merger as described in note 3 to our financial statements for the year ended December 31, 2017.

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

Novomic was incorporated as a private company in Israel in 2009. Since inception, Novomic has been a technology company engaged in the design, development and commercialization of the Platform utilizing its proprietary device that vaporizes liquids from a contained capsule into a treatment area.

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

entered into a distribution agreement with an exclusive distributor of our Novokid product line in Israel; and

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

On March 22, 2018, the Company signed a distribution agreement with Meditrend Ltd., a leading distributor in Israel, which grants Meditrend certain exclusive rights with respect to the Novokid products line in Israel, including with respect to Israel’s largest and leading retailers, HMOs, etc.

Sales and Marketing

While the vaporizer for both Novokid and Shine is designated to be a one-time purchase, the head cap and the capsules, will be sold separately based on the razor/razor-blade business model. Based on our estimates, which we believe are both reasonable and conservative, our target customers are expected to purchase between 12-16 capsule units per year. Therefore, we estimate that the majority of our revenues will be generated in the future based on capsules sales for both Novokid and Shine products.

The Company plans to focus its initial sales and marketing efforts on the European Union where CE approval was obtained in Q3 2017, and once FDA approval for the Novokid product is received, also the United States.

In order to achieve our intended global footprint and market presence, we plan to base our primary distribution method on the distribution model, in which the distributer will sell our products under our name and branding. In specific instances, we will consider implementing the OEM model, in which the distributer will sell our products under a co-branding arrangement. We believe that these models will reduce our marketing costs to a minimum while starting to generate revenues to support our research and development efforts for utilizing our technological platform to expand our product line.

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

Research and Development

We incurred approximately $1.1 million on research and development during the past two years. During this period, the Company completed the development of both the Novokid and Shine products, which included finalization of commercial design of the compressor, capsules and head cap and optimizing the products efficiency.

We plan to build upon the research and development achievements we had with the completion of the Novokid product for head lice treatment as the basis to expand our variety of treatments and solutions, which will also be based on the developed Platform and the knowledge we gained during the past two years.

Intellectual Property

Due to the importance of patents, we have devoted significant efforts and resources and will continue to invest resources in strengthening our patent portfolio. Below is the list of patents registered by the Company to date:

Patents	Each patent’s relevance to the program	Date and status of registration

EP 2 438 830 B1	Treating lice with gaseous compounds in airtight space.	Approved on July 16, 2014
US 9/307820 B2	Treating lice with gaseous compounds in airtight space.	Approved on April 12, 2016
US 15/438842	Treating an object with gaseous compounds in an airtight space.	February 22, 2017 *

* Under approval process

We plan to expand our existing patents to encompass additional applications.

Results of Operations during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017

During the three months ended March 31, 2018, we generated $27 thousand in revenues, compared to no revenues in the three months ended March 31, 2017.

Our research and development expenses during the three months ended March 31, 2018 were $31 thousand, (all expenses resulted from ongoing research and developmemt expenses). Our research and development expenses during the three months ended March 31, 2017, were $158 thousand, comprised of $54 thousand of ongoing research and developmemt expenses, and additional sum of $104 thousand in stock based compensation to the Company’s research and developmemt employees.

Our marketing, general and administrative expenses during the three months ended March 31, 2018, were $0.5 million (all expenses resulted from payroll and service providers’ consultancy). Our marketing, general and administrative expenses during the three months ended March 31, 2017 were $1.3 million, comprised of $0.3 million in payroll and service providers’ consultancy, and additional sum of $1 million in stock based compensation to our management, consultants and service providers.

During the three months ended March 31, 2018, we incurred a net loss of $0.4 million. During the three months ended March 31, 2017, we incurred a net loss of $1.5 million (excluding a sum of $1.1 million in stock based compensation, we incurred a net loss of $ of $0.4 million during the three month period ended March 31, 2017.

Liquidity and Capital Resources

Our balance sheet as of March 31, 2018, reflects total assets of $1.3 million, consisting mainly of cash and cash equivalents in the amount of approximately $1 million, inventory of approximately $0.2 million and property and equipment, net of approximately $0.1 million. As of December 31, 2017, our balance sheet reflects total assets of approximately $0.9 million, consisting mainly of cash and cash equivalents in the amount of approximately $0.6 million, other receivables of approximately $0.1 million and property and equipment, net of approximately $0.1 million.

As of March 31, 2018, we had total current liabilities of approximately $0.2 million, consisting mainly of accounts payable and accrued expenses of approximately $0.1 million and note payable of approximately $0.1 million. As of December 31, 2017, we had total current liabilities of approximately $0.3 million, consisting mainly of accounts payable and accrued expenses of approximately $0.1 million, note payable of approximately $0.1 million and option liability of approximately $0.1 million.

As of March 31, 2018, we had positive working capital of approximately $1 million, compared to positive working capital of approximately $0.4 million at December 31, 2017. The working capital has been sufficient to sustain our operations to date, although there is substantial doubt about our ability to continue as going concern. Our total liabilities as of March 31, 2018 were approximately $0.3 million (compared to approximately $0.4 million at December 31, 2017).

During the three months ended March 31, 2018, we used approximately $0.5 million of cash in our operating activities. This resulted mainly from an overall net loss of approximately $0.4 million, an increase in accounts payable and accrued expenses of approximately $0.1 million and an increase in inventory of approximately $0.1 million, offset by fair value option income of approximately $0.1 million.

During the three months ended March 31, 2017, we used approximately $0.5 million in our operating activities. This resulted mainly from a net loss of approximately $1.5 million, a decrease in accounts payable and accrued expenses of approximately $0.1 million, offset by stock based compensation expenses of approximately $1.1 million.

During the three months ended March 31, 2018, we used approximately $1 thousand in our investing activities (as compared to approximately $8 thousand in the same period in the prior year).

During the three months ended March 31, 2018, our financing activities provided us with $0.9 million (as compared to $0.75 million in the same period in the prior year) through the issuance of common stock.

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

Critical Accounting Policies

There was no change to our critical accounting policies since the year ended December 31, 2017, except for the adoption of the new revenue accounting standard.

Effective January 1, 2018, the Company adopted the new accounting standard related to the recognition of revenue in contracts with customers. Since the Company had no revenues prior to January 1, 2018 the new standard had no impact to revenues and results of operations for prior periods.

The Company derives revenues from sales of its products directly or indirectly through its distributors.

The Company determines revenue recognition through the following steps:

●	Identification of the contract, or contracts, with a customer.
●	Identification of the performance obligations in the contract.
●	Determination of the transaction price.
●	Allocation of the transaction price to the performance obligations in the contract.
●	Recognition of revenue when, or as, the Company satisfies a performance obligation.

Revenue is measured as the amount of consideration expected to receive in exchange for transferring goods to the end customer or to the distributor.

The Company reports revenue net of any revenue based taxes assessed by governmental authorities that are imposed on and concurrent with specific revenue-producing transactions.

Revenue from products are recognized when the customer or the distributor has obtained control of the goods (for the Company's current arrangements, this is at the point in time) based on the shipping terms. The Company recognizes revenue on sales to distributors upon shipment of the goods, when the distributor has economic substance apart from the Company and the distributor is considered the principal for the transaction with the end-user client.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer (CEO) (who is the Company’s principal executive officer) and the Company’s Chief Financial Officer (CFO) (who is the Company’s principal financial officer) to allow for timely decisions regarding required disclosure. In designing and evaluating the Company’s disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2018, our Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Management’s Remediation Plan

Since the time our material weakness was identified in early 2017 related to inadequate segregation of duties consistent with control objectives; and (ii) ineffective controls over period-end financial reporting and disclosure processes we initiated the following procedures during the year ended December 31, 2017:

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Exhibit No.	Description
31.1	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Shlomi Arbel, filed herewith.
31.2	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Tzahi Geld, filed herewith.
32.1	Section 906 of the Sarbanes-Oxley Act of 2002 of Shlomi Arbel, filed herewith
32.2	Section 906 of the Sarbanes-Oxley Act of 2002 of Tzahi Geld, filed herewith
101	Financial information from TechCare Corp’s Quarterly Report on Form 10-Q for the three months ended March 31, 2018 formatted in XBRL (eXtensible Business Reporting Language).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

TechCare Corp.

By:	/s/ Shlomi Arbel
Shlomi Arbel
Chief Executive Officer
(Principal Executive Officer)

Date:	May 14, 2018

By:	/s/ Tzahi Geld
Tzahi Geld
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

Date:	May 14, 2018

