Form 10-Q
period 2018-06-30
TechCare Corp.
filed 2018-08-13
CIK 1498067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Yes [  ] No [X]

On August 13, 2018, the Registrant had 28,915,504 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TechCare Corp.

Condensed Consolidated Balance Sheets

As of June 30, 2018 and December 31, 2017

(Unaudited)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$453,716	$589,818
Accounts receivables	111,830	3,318
Inventory	133,908	41,445
Other receivables	155,413	105,818
Total current assets	854,867	740,399

Non-current assets:
Severance pay fund	17,464	13,764
Long-term deposits	11,671	12,287
Property and equipment, net	112,667	95,984
Total non-current assets	141,802	122,035
Total assets	$996,669	$862,434

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$216,009	$106,362
Refund liability	58,643	-
Option liability	-	132,470
Note payable	84,719	88,751
Total current liabilities	359,371	327,583

Non-current liability:
Liability for severance pay	25,721	23,422
Total liabilities	385,092	351,005

Commitments

Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized; none issued and outstanding at June 30, 2018 and December 31, 2017	-	-
Common stock, par value $0.0001 per share, 500,000,000 shares authorized; 28,160,982 and 25,835,401 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	2,816	2,584
Accumulated other comprehensive income	103,078	104,777
Additional paid-in capital	7,863,463	6,945,151
Stock to be issued	72,000	30,000
Accumulated deficit	(7,429,780)	(6,571,083)
Total stockholders’ equity	611,577	511,429
Total liabilities and stockholders’ equity	$996,669	$862,434

The accompanying notes are an integral part of these condensed consolidated financial statements.

TechCare Corp.

Condensed Consolidated Statements of Operations and Comprehensive loss

For the Six and Three-Month Periods ended June 30, 2018 and 2017

(Unaudited)

	For the six	For the six	For the three	For the three
	months ended	months ended	months ended	months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
		Restated		Restated
		(see note 3)		(see note 3)

Revenues	98,442	-	71,720	-
Cost of revenues	57,618	-	47,908	-
Gross profit	40,824	-	23,812	-

Research and development expenses	47,916	240,742	16,821	82,268
Marketing, general and administrative expenses	966,920	1,623,274	502,579	309,700
Change in fair value of option liability	(132,470)	276,150	-	276,150
Operating loss	841,542	2,140,166	495,588	668,118

Financial expenses (income), net	17,155	(19,191)	(426)	(4,228)

Net loss	$858,697	2,120,975	495,162	663,890

Net loss per common stock:
Basic	$(0.03)	(0.10)	(0.02)	(0.03)
Diluted	$(0.03)	(0.10)	(0.02)	(0.03)

Weighted average number of common stock outstanding:
Basic	31,273,013	21,693,407	31,384,440	21,525,468
Diluted	31,378,273	21,693,407	31,384,440	21,525,468

Comprehensive loss:
Net loss	858,697	2,120,975	495,162	663,890
Other comprehensive expense (income) attributable to foreign currency translation	1,698	(12,402)	10,490	(3,569)
Comprehensive loss	860,396	2,108,573	805,652	660,321

The accompanying notes are an integral part of these condensed consolidated financial statements.

TechCare Corp.

Condensed Consolidated Statements of Cash Flows

For the Six and Three Month Periods ended June 30, 2018 and 2017

(Unaudited)

	For the six	For the six
	months ended	months ended
	June 30, 2018	June 30, 2017
		Restated (see note 3)
Cash flows from operating activities:
Net loss	$(858,697)	$(2,120,975)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,654	5,251
Change in fair value of option liability	(132,470)	276,150
Stock-based compensation	18,543	1,151,059
Changes in operating assets and liabilities:
Accounts receivables	(111,828)	-
Other receivables	(50,146)	1,961
Inventory	(99,496)	-
Accounts payable and accrued expenses	116,414	(94,548)
Refund liability	58,643
Liability for severance pay	1,727	5,590
Net cash used in operating activities	(1,046,656)	(775,512)

Cash flow from investing activities:
Severance pay fund	(2,625)	(1,592)
Purchase of fixed assets	(31,999)	(4,170)
Investment in long-term deposit	-	(6,059)
Net cash used in investing activities	(34,624)	(11,821)

Cash flow from financing activities:
Proceeds from issuance of common stock	900,000	800,000
Proceeds from stock to be issued	42,000	-
Net cash provided by financing activities	942,000	800,000

Effect of exchange rates on cash and cash equivalents	3,178	9,901
Net increase (decrease) in cash and cash equivalents	(136,102)	22,568

Cash and cash equivalents - beginning of period	589,818	275,041
Cash and cash equivalents - end of period	$453,716	$297,609

Non-cash financing activity during the period:
Issuance of common stock and warrants	$-	$176,031

The accompanying notes are an integral part of these condensed consolidated financial statements.

TechCare Corp.

Notes to Unaudited Financial Statements

June 30, 2018 (Unaudited)

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

Novomic was incorporated as a private company in Israel in 2009. Since inception, Novomic has been a technology company engaged in the design, development and commercialization of a unique delivery platform utilizing vaporization of various natural compounds for multiple health, beauty and wellness applications. Novomic’s delivery platform is proprietary and patented.

Novomic’s first product is Novokid® - an innovative home use device which vaporizes a natural, plant-based, pesticides and silicone-free compound that effectively treats head lice and eggs. The Novokid® kit includes a vaporizer, treatment capsules and treatment cap alongside ancillary components.

Novomic is currently working on the research and development of future product offerings for its delivery platform, including Shine, a revolutionary cosmetic device for the treatment and rejuvenation of the hair and scalp.

Going Concern

During the six months period ended June 30, 2018, the Company had a comprehensive loss of approximately $1 million. As of June 30, 2018, the Company had accumulated losses of approximately $7.5 million.

Based on the projected cash flows and Company’s cash balances as of June 30, 2018, Company’s management is of the opinion that without further fund raising it will not have sufficient resources to enable it to continue advancing its activities including the development, manufacturing and marketing of its products for a period of at least 12 months from the date of issuance of these financial statements. As a result, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”), for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for fair statement of results for the interim periods presented have been included. The results of operations for the six and the three months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year or for other interim periods or for future years. The consolidated balance sheet as of December 31, 2017 is derived from audited financial statements as of that date; however, it does not include all of the information and footnotes required by GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on April 2, 2018.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of TechCare, and its subsidiary, Novomic. All intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

Effective January 1, 2018, the Company adopted the new accounting standard related to the recognition of revenue in contracts with customers. Since the Company had no revenues prior to January 1, 2018, the new standard had no impact on revenues and results of operations for prior periods.

The Company derives revenues from sales of its product Novokid directly or indirectly through its distributors in the Netherlands and in Israel.

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

In November 2016, the Financial Accounting Standards Board (“FASB”) issued an ASU which requires entities to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this guidance on January 1, 2018, which resulted in no impact on its consolidated financial statements.

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

In June 2018, the FASB issued guidance which simplifies the accounting for non-employee share-based payment transactions. The amendments specify that ASC 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The guidance will be effective for fiscal years beginning after December 31, 2018, although early adoption is permitted. The Company is currently evaluating the impact of the adoption of the new accounting guidance on its consolidated financial statements.

NOTE 3: UNAUDITED – RESTATEMENT OF 2017 CONDENSED CONSOLIDATED QUARTERLY FINANCIAL STATEMENTS

As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, during the preparation of the 2017 annual financial statements, the Company became aware of misstatements in its condensed consolidated financial statements for the quarter ended March 31, 2017, the six months ended June 30, 2017, and the nine months ended September 30, 2017 that were included in each of the Company’s 2017 Form 10-Qs. The misstatement stemmed from an erroneous recording of additional stock compensation expense of $943,901 during the three months ended March 31, 2017 related to certain fully vested awards that were granted in December 31, 2016 and were properly fully expensed in 2016. As a result, the Company’s previously reported net loss for each of the three aforementioned periods in 2017 was overstated by this amount. The Board of Directors and the Company concluded that due to this error the condensed consolidated financial statements for each of these periods was materially misstated and should be restated (the Restatement).

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

The Restatement does not result in a change to the Company’s previously reported total amounts of net cash flows from operating activities, investing activities, or financing activities. There was no impact to net change in cash and cash equivalents for any previously reported periods. Certain corrections of classifications within the operating cash flow section were impacted by the Restatement.

Condensed consolidated balance sheet as of June 30, 2017 (Unaudited):

	As previously reported	Adjustments	As Restated
Current assets:
Cash and cash equivalents	$297,609		297,609
Other receivables	178,581	18,558	197,139
Total current assets	476,190	18,558	494,748

Non-current assets:
Severance pay fund	8,313		8,313
Long-term deposit	12,185		12,185
Property and equipment, net	105,674		105,674
Total non-current assets	126,172		126,172
Total assets	$602,362	18,558	620,920

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$104,723		104,723
Option liability	276,150		276,150
Note payable	88,015		88,015
Total current liabilities	468,888		468,888

Non-current liability:
Liability for severance pay	19,560		19,560
Total liabilities	488,448		488,448

Commitments

Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized: none issued and outstanding at June 30, 2017	-		-
Common stock, par value $0.0001 per share, 500,000,000 shares authorized: 21,511,234 shares issued and outstanding at June 30, 2017	2,151		2,151
Accumulated other comprehensive income	109,405		109,405
Additional paid-in capital	6,718,485	(943,901)	5,774,584
Stock payable	80,000		80,000
Accumulated deficit	(6,796,127)	962,459	(5,833,668)
Total stockholders’ equity	113,914		132,472
Total liabilities and stockholders’ equity	$602,362	18,558	620,920

Condensed consolidated statement of operations and comprehensive loss for the six month period ended June 30, 2017 (Unaudited):

	As previously reported	Adjustments	As Restated
Research and development expenses	801,613	(560,871)	240,742
Change in fair value of option liability	276,150		276,150
Marketing, general and administrative expenses	2,020,014	(396,740)	1,623,274
Operating loss	3,097,777	(957,611)	2,140,166

Financial income, net	19,191		19,191

Loss before income taxes	3,078,586	(957,611)	2,120,975
Tax expenses	4,848	(4,848)	-
Net loss	$3,083,434	(962,459)	2,120,975

Net loss per common stock:
Basic	$(0.14)	0.04	(0.10)
Diluted	$(0.14)	0.04	(0.10)

Weighted average number of common stock outstanding:
Basic	21,693,407		21,693,407
Diluted	21,693,407		21,693,407

Comprehensive loss:
Net loss	3,083,434	(962,459)	2,120,975
Other comprehensive income attributable to foreign currency translation	12,402		12,402
Comprehensive loss	3,071,032	(962,459)	2,108,573

Condensed consolidated statement of operations and comprehensive loss for the three month period ended June 30, 2017 (Unaudited):

	As previously reported	Adjustments	As Restated
Research and development expenses	239,438	(157,170)	82,268
Change in fair value of option liability	276,150		276,150
Marketing, general and administrative expenses	171,088	138,612	309,700
Operating loss	686,676	(18,558)	668,118

Financial income, net	4,228		4,228

Loss before income taxes	682,448	(18,558)	663,890
Tax expenses	-		-
Net loss	$682,448	(18,558)	663,890

Net loss per common stock:
Basic	$(0.03)	-	(0.03)
Diluted	$(0.03)	-	(0.03)

Weighted average number of common stock outstanding:
Basic	21,525,468		21,525,468
Diluted	21,525,468		21,525,468

Comprehensive loss:
Net loss	682,448	(18,558)	663,890
Other comprehensive income attributable to foreign currency translation	3,569		3,569
Comprehensive loss	678,879	(18,558)	660,321

NOTE 4: STOCKHOLDERS’ EQUITY

Share capital

During the six months ended June 30, 2018, the Company entered into several agreements, under which the Company raised an aggregate amount of $942,000

a)

1,291,990 shares of its common stock at a purchase price of $0.387 for a total consideration of $500,000 and warrants to purchase up to 645,995 stock with an exercise price of $0.387, exercisable until June 30, 2018. The warrants expired on June 30, 2018.

b)	1,033,592 shares of common stock of the Company at a purchase price of $0.387 for a total consideration of $400,000, and warrants to purchase up to 516,796 stock with an exercise price of $0.387, exercisable until September 30, 2018.

c)	108,527 shares of common stock of the Company at a purchase price of $0.387 for a total consideration of $42,000, and warrants to purchase up to 70,000 stock with an exercise price of $0.60, exercisable until June 18, 2019. As of June 30, 2018, the Company had not yet issued the shares of common stock and, therefore, recorded stock to be issued in the amount of $42,000 in the consolidated financial statements. The shares of common stock were issued in August 2018.

Stock-Based Compensation to employees and directors

Stock based awards are accounted for using the fair value method in accordance with ASC 718, Shared Based Payment. The Company’s primary type of stock-based compensation consists of stock options to directors, employees and officers. The Company uses Black-Scholes option pricing model in valuing options.

During the six months ended June 30, 2018 the Company did not grant any options.

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

The Company based the risk-free interest rate on the U.S. Treasury yield curve. The expected term in years represents the period of time that the awards granted are expected to be outstanding. The assumption for dividend yield is zero because the Company has not historically paid dividends nor does it expect to do so in the foreseeable future. The volatility was based on the historical stock volatility of several peer companies, as the Company has limited trading history to use the volatility of its own common stock

A summary of the stock option activity for the six months ended June 30, 2018:

	Number of Options	Weighted Average Exercise Price
		U.S Dollar
Options outstanding at December 31, 2017	2,640,334	0.0001
Granted	-	-
Options outstanding at June 30, 2018	2,640,334	0.0001
Options exercisable at June 30, 2018	2,640,334	0.0001

Stock-based compensation expenses related to employee awards, included in the Company’s statements of operations and comprehensive loss, were allocated as follows:

	Six months ended June 30, 2018	Six months ended June 30, 2017
		Restated (see note 3)
Research and development expenses	$-	103,795
Marketing ,general and administrative	-	995,264
	$-	1,099,059

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

In the second quarter of 2018, as part of consulting agreements, the Company granted options to non-employees, as follows:

1)	83,393 options exercisable to purchase 83,393 shares of common stock of the Company, at an exercise price of $0.0001 per option. The options will be vested in accordance with the following vesting periods: 25% of the options will be exercisable on December 1, 2018, and the remaining 75% will be considered exercisable at the end of each subsequent three-month period thereafter, over the course of 12 quarters.

2)	83,393 options to a related party exercisable to purchase 83,393 shares of common stock of the Company, at an exercise price of $0.0001 per option. The options will be vested in accordance with the following vesting periods: 25% of the options will be exercisable on January 1, 2019, and the remaining 75% will be considered exercisable at the end of each subsequent three-month period thereafter, over the course of 12 quarters.

3)	436,349 options to a related party exercisable to purchase 436,349 shares of common stock of the Company, at an exercise price of $0.387 per option. The options will be vested in accordance with the following vesting periods: 33.33% of the options will be exercisable on January 1, 2019, and the remaining 66.67% will be considered exercisable at the end of each subsequent three-month period thereafter, over the course of 8 quarters.

The following assumptions were applied in determining the options’ fair value on their grant date:

Risk-free interest rate	2.65%-2.85%
Expected shares price volatility	70%
Expected option term (years)	5
Dividend yield	-

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

The following assumptions were applied in determining the options’ fair value on their grant date:

Risk-free interest rate	1.54%
Expected shares price volatility	70%
Expected option term (years)	2-5
Dividend yield	-

A summary of the stock option activity related to non-employees, for the six months ended June 30, 2018:

	Number of Options	Weighted Average Exercise Price
		U.S Dollar
Options outstanding at December 31, 2017	621,065	0.2416
Granted	603,135	0.2800
Options outstanding at June 30, 2018	1,224,200	0.2605
Options exercisable at June 30, 2018	621,065	0.2416

Stock-based compensation expenses in the amount of $18,543 included in the Company’s statements of operations and comprehensive loss for the six months period ended June 30, 2018 recorded in marketing, general and administrative.

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

As part of the OEM Agreement, the OEM Distributor paid a royalty advance of $10,000 and also an amount of $140,000 which is held in an escrow account, until the Company completes certain milestones, as described in the OEM Agreement. As of June 30, 2018, the milestones have not been achieved.

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

b. Carryforward Tax Losses

Carryforward Tax Losses of the US Company as of June 30, 2018 amounted to approximately $0.4 million. Carryforward Tax Losses of the Israeli subsidiary amounted to approximately $4.5 million. A full valuation allowance was created against these carry forward tax losses since the realization of any future benefit from these net operating losses cannot be sufficiently assured at June 30, 2018.

c. Corporate tax rates

The regular corporate tax rate in Israel in 2017 is 24% and 23% in 2018.

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “TCJA”), which among other changes reduces the federal corporate tax rate from 35% to 21%, effective January 1, 2018.

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

The following table is a reconciliation of the change for the financial liability where fair value measurement is estimated utilizing Level 3 inputs:

	2018	2017
	US dollar	US dollar
Fair value as of January 1	$132,470	-
Change in fair value recognized in statement of operations and comprehensive loss	(132,470)	276,150
Fair value as of June 30	$-	276,150

NOTE 9: RELATED PARTIES

1)	On June 28, 2018 the Company entered into a subscription agreement with an investor, pursuant to which the Company will issue 645,995 shares of its common stock at a purchase price of $0.387 for a total consideration of $250,000 and warrants to purchase up to 416,667 stock with an exercise price of $0.60, exercisable until June 28, 2019. In August 2018, the funds were received and the shares of common stock were issued.

2)	For options granted to related parties refer to note 4.

3)	For the nomination of a new Chief Executive Officer to the Company, subsequent to the balance sheet date, refer to note 10 below.

4)	For a subscription agreement signed with an investor in August 2018, refer to note 10(3).

NOTE 10: SUBSEQUENT EVENT

1)	On July 16, 2018, the Board of Directors of the Company has appointed Mr. Doron Biran as the new Chief Executive Officer of the Company and its wholly-owned subsidiary Novomic.

Pursuant to the service agreement (the “Agreement”) signed with Mr, Biran, Mr. Biran will receive a monthly compensation of NIS 52 thousand (approximately $14.3 thousand) plus VAT. In the event of a capital raise exceeding $1,000 thousand Mr. Biran will be entitled to compensation increase to a total of NIS 65 thousand (approximately $17.9 thousand). Furthermore, upon the earlier of either 24 months from the effective date of the Agreement, or a capital raise exceeding $5,000 thousand and listing of the Company on the Nasdaq Stock Market, Mr. Biran shall become an employee of the Company and shall receive a base salary of NIS 60 thousand as well as NIS 5 thousands for automobile expenses (approximately $16.5) and other customary social benefits.

Pursuant to the Agreement, the Company’s Board of Directors approved the issuance of Mr. Biran options to purchase 870,958 common stock of the Company (the “Options”). The Options shall vest over a period of four years in quarterly increments, commencing on June 11, 2018, subject to continued provision of services by Mr. Biran in accordance with the Agreement. The Options shall accelerate and become fully vested in the event of a merger or acquisition of the Company at an evaluation exceeding $50,000 thousand or in the event that the Company’s traded value exceeds $50,000 thousand (each, “Acceleration Event” and together “Acceleration Events”), provided that Mr. Biran provided his services to the Company for a period of at least 12 months prior to the Acceleration Event. The exercise price of each Option shall be $0.279, equal to the volume weighted average price of the Company’s common stock during a 30 days’ period prior to the signing of Mr. Biran’s services Agreement.

2)	For stock issued in August 2018 in relation to subscription agreements, refer to note 4 and note 9(1).

3)	On August 8, 2018 the Company entered into subscription agreements with three investors (two of whom are related parties) pursuant to which the Company will issue 1,033,592 shares of its common stock at a purchase price of $0.387 for a total consideration of $400,000 and warrants to purchase up to 666,667 stock with an exercise price of $0.60, exercisable until August 8, 2019. As of the date of the issuance of these financial statements, the Company received $350,000 on account of the subscription agreements.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our historical results of operations during the periods presented and our financial condition for the periods ended June 30, 2018 and 2017. This MD&A should be read in conjunction with our consolidated financial statements and the accompanying notes to consolidated financial statements for the years ended December 31, 2017 and 2016.

Overview and Recent Developments

We are a technology company engaged in the design, development and commercialization of a unique delivery platform utilizing vaporization of various natural compounds for multiple health, beauty and wellness applications. Novomic’s delivery platform is proprietary and patented.

Our current product offering includes Novokid® - an innovative home use device which vaporizes a natural, plant-based, pesticides and silicone-free compound that effectively treats head lice and eggs. Following our soft launch of Novokid® in the Netherlands, we expanded our distribution network and launched Novokid in Israel during late May 2018 through Super Pharm, Israel’s largest and leading drugstore chain. The launch was accompanied by a radio and digital brand awareness and marketing campaign and supported by Meditrend, our Israeli distributor, specializing in health and wellness products while representing leading brands.

During the following months, we will work to expand our sales points to additional drugstore chains, pharmacies, department stores, HMOs, various online outlets, and the like.

As we remain focused on increasing our global footprint and expanding our distribution network, we will showcase Novokid® and meet potential distributors and partners at CPhI Worldwide, a renowned and leading pharma tradeshow to be held in Madrid during October 9-11, 2018.

We are also working on erecting an automated production line which is expected to ramp up our manufacturing capacity while reducing its costs.

On July 16, 2018, the board of directors of the Company has appointed Mr. Doron Biran as the new chief executive officer of the Company and its wholly-owned subsidiary Novomic. Mr. Biran replaced Mr. Zvi Yemini, our chairman of the board of directors, who served as our chief executive officer of the Company and its wholly-owned subsidiary Novomic since June 2018.

As of the date hereof, we have limited operations and revenues from our business operations. There is substantial doubt that we can continue as a going concern and an on-going business for the next twelve months without the success of our business operations which foresees the generation of revenues throughout 2018. Before we enter the U.S. market, we will need to secure approval from the FDA which should take approximately 12 months.

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

Recent Developments and Plans

Our current and future products are all based on the Platform which was developed over a period of seven years. During the past 18 months, we have achieved the following:

●	Performed extensive market research for the lice treatment/prevention market;

●	Completed product development of Novokid, which included finalization of commercial design of vaporizer, capsules and head cap, optimizing the product efficiency, negotiating and finalizing the product supply chain across various suppliers;

●	Received the Israeli Ministry of health approval, or AMAR, to market our Novokid head lice treatment products in Israel;

●	Attained ISO 9001 certification;

●	Obtained CE approval for Novokid, classified as a Class I medical device;

●	Obtained recommendations from leading senior pediatrics;

●	Opened Company headquarters offices in Israel’s Rosh Ha’ayin Industrial Park;

●	Entered into an Original Equipment Manufacturer, or OEM, Agreement, which we refer to as the OEM Agreement, according to which the OEM distributor will manufacture, distribute and sell the Company’s Novokid head lice treatment products, in the United States, Canada, Brazil, Argentina, Costa Rica and Colombia, all on an exclusive basis;

●	Entered into a distribution agreement with an exclusive distributor of our Novokid product line in the Netherlands;

●	Entered into a distribution agreement with an exclusive distributor of our Novokid product line in Israel; and

●	Contracted and setup production facilities in China and Israel.

During the next 12-18 months, we plan to focus our efforts on the following:

●	Showcasing Novokid® and Shine and meet potential distributors and partners in multiple tradeshows around the world;

●	Finalizing additional distribution, OEM and JV agreements with well-known distributes and manufacturers, in Israel and throughout the world;

●	Erecting automated production and assembly lines;

●	Reduction of manufacturing costs;

●	Finalizing the development and commercialization of Shine, the Company’s hair treatment devices exploiting our proprietary vapor based delivery platform;

●	Obtain the approval of the U.S. Food and Drug Administration, or FDA, for Novokid, by and through our OEM distributor;

●	Obtain CE and FDA approvals for Shine;

●	Complete preparations for mass production by launching an automated capsule production line;

●	Presenting the platform and its application in leading conferences around the globe; and

●	Developing our dermatology and pests control applications, based on our Platform.

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

Production

We manufacture our products through third party manufacturers in Israel and China. The Novokid vaporizer is manufactured in China by a local manufacturer which also handles assembly, integration and quality assurance for the vaporizer and manufactures the cap and the ancillary components of the Novokid Kit. The Novokid treatment capsules are manufactured and filled in Israel by third party contractors. We are working with industry experts to erect an automated production and assembly line, which we expect to increase our manufacturing capacity as well as reduce its costs.

Research and Development

We incurred approximately $1 million on research and development during the past two years. During this period, the Company completed the development of both the Novokid and Shine products, which included finalization of commercial design of the compressor, capsules and head cap and optimizing the products efficiency.

We plan to build upon the research and development achievements we had with the completion of the Novokid product for head lice treatment as the basis to expand our variety of treatments and solutions, which will also be based on the developed Platform and the knowledge we gained during the past two years.

We are working on a new and proprietary capsule (patent-pending) which will enable a wider variety of future applications for our delivery platform.

Intellectual Property

Due to the importance of patents, we have devoted significant efforts and resources and will continue to invest resources in strengthening our patent portfolio. Below is the list of patents registered by the Company to date:

Patents	Each patent’s relevance to the program	Date and status of registration

EP 2 438 830 B1	Treating lice with gaseous compounds in airtight space.	Approved on July 16, 2014
US 9/307820 B2	Treating lice with gaseous compounds in airtight space.	Approved on April 12, 2016
US 15/438842	Treating an object with gaseous compounds in an airtight space.	February 22, 2017 *
US 62661868	A capsule for the vaporization of liquid	April 24, 2018 *

* Under approval process

We plan to expand our existing patents portfolio to encompass additional applications.

Results of Operations during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017

During the six months ended June 30, 2018, we generated $98 thousand in revenues, compared to no revenues in the six months ended June 30, 2017. Our revenues are derived from the launch of Novokid® in the Netherlands and in Israel.

Our research and development expenses during the six months ended June 30, 2018 were $48 thousand, all expenses resulted from ongoing research and development expenses. Our research and development expenses during the six months ended June 30, 2017, were $241 thousand, comprised of $137 thousand of ongoing research and development expenses, and additional sum of $104 thousand in stock based compensation to the Company’s research and development employees.

Our marketing, general and administrative expenses during the six months ended June 30, 2018, were $967 thousand, comprised of $948 thousand in payroll and service providers’ consultancy, and additional sum of $19 thousand in stock based compensation to our management, consultants and service providers. Our marketing, general and administrative expenses during the six months ended June 30, 2017 were $1,623 thousand, comprised of $628 thousand in payroll and service providers’ consultancy, and additional sum of $995 thousand in stock based compensation to our management, consultants and service providers.

During the six months ended June 30, 2018, we incurred a net loss of $859 thousand (excluding a sum of $19 thousand in stock based compensation, we incurred a net loss of $ of $840 thousand during the six month period ended June 30, 2018). During the six months ended June 30, 2017, we incurred a net loss of $2,121 thousand (excluding a sum of $995 thousand in stock based compensation, we incurred a net loss of $1,126 thousand during the six month period ended June 30, 2017).

Results of Operations during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017

During the three months ended June 30, 2018, we generated $72 thousand in revenues, compared to no revenues in the three months ended June 30, 2017. Our revenues are derived from the launch of Novokid® in the Netherlands and in Israel.

Our research and development expenses during the three months ended June 30, 2018 were $17 thousand, all expenses resulted from ongoing research and development expenses. Our research and development expenses during the three months ended June 30, 2017, were $82 thousand, all expenses resulted from ongoing research and development expenses.

Our marketing, general and administrative expenses during the three months ended June 30, 2018, were $503 thousand, comprised of $484 thousand in payroll and service providers’ consultancy, and additional sum of $19 thousand in stock based compensation to our management, consultants and service providers. Our marketing, general and administrative expenses during the three months ended June 30, 2017 were $310 thousand, all expenses resulted from payroll and service providers’ consultancy.

During the three months ended June 30, 2018, we incurred a net loss of $495 thousand (excluding a sum of $19 thousand in stock based compensation, we incurred a net loss of $476 thousand during the three month period ended June 30, 2018. During the three months ended June 30, 2017, we incurred a net loss of $664 thousand.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2018, reflects total assets of $1 million, consisting mainly of cash and cash equivalents in the amount of approximately $0.5 million, accounts receivables of approximately $0.1 million, inventory of approximately $0.1 million and other receivables of approximately $0.1 million. As of December 31, 2017, our balance sheet reflects total assets of approximately $0.9 million, consisting mainly of cash and cash equivalents in the amount of approximately $0.6 million, other receivables of approximately $0.1 million and property and equipment, net of approximately $0.1 million.

As of June 30, 2018, we had total current liabilities of approximately $0.4 million, consisting mainly of accounts payable and accrued expenses of approximately $0.2 million, refund liability of approximately $0.1 million and note payable of approximately $0.1 million. As of December 31, 2017, we had total current liabilities of approximately $0.3 million, consisting mainly of accounts payable and accrued expenses of approximately $0.1 million, note payable of approximately $0.1 million and option liability of approximately $0.1 million.

As of June 30, 2018, we had positive working capital of approximately $0.4 million, compared to positive working capital of approximately $0.4 million at December 31, 2017. The working capital has been sufficient to sustain our operations to date, although there is substantial doubt about our ability to continue as going concern. Our total liabilities as of June 30, 2018 were approximately $0.4 million, compared to approximately $0.4 million at December 31, 2017.

During the six months ended June 30, 2018, we used approximately $1 million of cash in our operating activities. This resulted mainly from an overall net loss of approximately $0.9 million, an increase in other receivables of approximately $0.1 million, an increase in inventory of approximately $0.1 million and fair value option income of approximately $0.1 million, offset by an increase in accounts payable and accrued expenses of approximately $0.1 million.

During the six months ended June 30, 2018, our financing activities provided us with $0.942 million, as compared to $0.8 million in the same period in the prior year, through the issuance of common stock, and proceeds from stock to be issued.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer (CEO) (who is the Company’s principal executive officer) and the Company’s Chief Financial Officer (CFO) (who is the Company’s principal financial officer) to allow for timely decisions regarding required disclosure. In designing and evaluating the Company’s disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2018, our Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Management’s Remediation Plan

Since the time our material weaknesses were identified in early 2017 related to (i) inadequate segregation of duties consistent with control objectives; and (ii) ineffective controls over period-end financial reporting and disclosure processes we initiated the following procedures during the year ended December 31, 2017:

(i)	Due to inadequate finance resources as of the end of Q1 2017, we hired during the second quarter of 2017 a new outsourced finance team and replaced our CFO. We believe that this first step should assist in detecting errors that occurred since Q1 2017.

(ii)	Began implementing processes and controls to properly perform an effective period-end financial reporting process.

We have started to implement the following additional steps: (i) Appoint additional qualified personnel (such as a new chief executive officer as of July 2018, refer to note 10 in the condensed consolidated financial statements) to address inadequate segregation of duties and ineffective controls over period-end financial reporting as well as continue implementing modifications to our operating procedures and financial controls to address such inadequacies; and (ii) Adopt sufficient written policies and procedures for period-end financial reporting.

The remediation efforts, which are not completed as of June 30, 2018, set out is largely dependent upon our Company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEED

On June 18, 2018, the Company entered into a subscription agreement with an investor, pursuant to which the Company issued 108,527 shares of common stock at a purchase price of $0.387 and warrants to purchase up to 70,000 shares of common stock with an exercise price of $0.60, exercisable until June 18, 2019, for a total consideration of $42,000.

On June 28, 2018, the Company entered into a subscription agreement with an investor, pursuant to which the Company issued 645,995 shares of its common stock at a purchase price of $0.387 and warrants to purchase up to 416,667 stock with an exercise price of $0.6, exercisable until June 28, 2019, for a total consideration of $250,000.

On August 8, 2018, the Company entered into subscription agreements with several investors, pursuant to which the Company will issue 1,033,592 shares of its common stock at a purchase price of $0.387 and warrants to purchase up to 666,667 stock with an exercise price of $0.60, exercisable until August 8, 2019 for a total consideration of $400,000.

The shares issued pursuant to the aforementioned subscription agreements have been offered pursuant to Regulation D or Regulation S under the United States Securities Act of 1933, as amended, or the Securities Act, and therefore will be restricted securities and may be offered and resold only in transactions that are exempt from registration under the Securities Act and other applicable securities laws.

In addition, during the period commencing April 1, 2018 and until June 30, 2018, the Company granted to employees and consultants 603,135 options to purchase shares of common stock at a weighted average exercise price of $0.28 per share with expiration dates between February 20, 2023 and May 14, 2023.

With respect to grants of share options, we claimed exemption from registration under the Securities Act for these issuances under Section 4(a)(2), Regulation S promulgated under the Securities Act or Rule 701 of the Securities Act as transactions pursuant to written compensatory plans or pursuant to a written contract relating to compensation.

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

Exhibit No.	Description
31.1	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Doron Biran , filed herewith.
31.2	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Tzahi Geld, filed herewith.
32.1	Section 906 of the Sarbanes-Oxley Act of 2002 of Doron Biran , filed herewith
32.2	Section 906 of the Sarbanes-Oxley Act of 2002 of Tzahi Geld, filed herewith
101	Financial information from TechCare Corp’s Quarterly Report on Form 10-Q for the six and three months ended June 30, 2018 formatted in XBRL (eXtensible Business Reporting Language).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

TechCare Corp.

By:	/s/ Doron Biran
Doron Biran
Chief Executive Officer
(Principal Executive Officer)

Date:	August 13, 2018

By:	/s/ Tzahi Geld
Tzahi Geld
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

Date:	August 13, 2018

