Form 10-Q
period 2018-09-30
TechCare Corp.
filed 2018-11-13
CIK 1498067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the defnitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-Accelerated filer [X]	Smaller reporting company [X]
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

On November 12, 2018, the Registrant had 29,949,096 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TechCare Corp.

Condensed Consolidated Balance Sheets

As of September 30, 2018 and December 31, 2017

(Unaudited)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$384,495	$589,818
Accounts receivables	173,626	3,318
Inventory	156,240	41,445
Other receivables	244,212	105,818
Total current assets	958,573	740,399

Non-current assets:
Severance pay fund	21,564	13,764
Long-term deposits	11,745	12,287
Property and equipment, net	133,365	95,984
Total non-current assets	166,674	122,035
Total assets	$1,125,247	$862,434

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$252,376	$106,362
Refund liability	107,460	-
Note payable	84,719	88,751
Option liability	-	132,470
Total current liabilities	444,555	327,583

Non-current liability:
Liability for severance pay	27,642	23,422
Total liabilities	472,197	351,005

Commitments

Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized: none issued and outstanding at September 30, 2018 and December 31, 2017	-	-
Common stock, par value $0.0001 per share, 500,000,000 shares authorized: 29,949,096 and 25,835,401 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	2,995	2,584
Accumulated other comprehensive income	111,780	104,777
Additional paid-in capital	8,564,286	6,945,151
Stock to be issued	60,000	30,000
Accumulated deficit	(8,086,011)	(6,571,083)
Total stockholders’ equity	653,050	511,429

Total liabilities and stockholders’ equity	$1,125,247	$862,434

The accompanying notes are an integral part of these condensed consolidated financial statements.

TechCare Corp.

Condensed Consolidated Statements of Operations

and Comprehensive loss

For the Nine and Three-Months Periods Ended September 30, 2018 and 2017

(Unaudited)

	For the nine	For the nine	For the three	For the three
	months ended	months ended	months ended	months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
		Restated		Restated
Revenues	188,809	-	90,367	-
Cost of revenues	128,842	-	71,224	-
Gross profit	59,967	-	19,143	-

Research and development expenses	191,316	263,268	143,400	83,030
Change in fair value of option liability	(132,470)	182,720	-	(93,430)
Marketing, General and administrative expenses	1,489,784	2,082,658	522,864	398,880
Operating loss	1,488,663	2,528,646	647,121	388,480

Financial expenses (income), net	26,265	(24,495)	9,110	(5,304)

Net loss	$1,514,928	2,504,151	656,231	$383,176

Net loss per common stock:
Basic	$(0.05)	$(0.12)	(0.02)	$(0.02)
Diluted	$(0.05)	$(0.12)	(0.02)	$(0.02)

Weighted average number of common stock outstanding:
Basic	31,709,944	21,722,199	32,529,717	21,752,409
Diluted	31,807,036	21,722,199	32,529,717	22,018,967

Comprehensive loss:
Net loss	1,514,928	2,504,151	656,231	383,176
Other comprehensive expense (income) attributable to foreign currency translation	(7,003)	(10,058)	8,702	2,344
Comprehensive loss	1,507,925	2,494,093	664,933	385,520

The accompanying notes are an integral part of these condensed consolidated financial statements.

TechCare Corp.

Condensed Consolidated Statements of Cash Flows

For the Nine-Months Periods Ended September 30, 2018 and 2017

(Unaudited)

	For the nine	For the nine
	months ended	months ended
	September 30, 2018	September 30, 2017
		Restated
Cash flows from operating activities:
Net loss	$(1,514,928)	$(2,504,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	(9,329)	10,193
Stock issued in relation to consulting services	-	70,964
Change in fair value of option liability	(132,470)	182,720
Stock-based compensation	27,544	1,222,920
Changes in cash attributed to changes in operating assets and liabilities:
Other receivables and prepaid expenses	(310,877)	7,055
Accounts payable and accrued expenses	151,413	(60,512)
Liability for severance pay	(6,614)	5,229
Refund liability	107,088	-
Inventory	(120,978)	-
Net cash used in operating activities	(1,809,151)	(1,065,582)

Cash flow from investing activities:
Severance pay fund	3,485	(1,592)
Purchase of fixed assets	(31,999)	(4,170)
Investment in long-term deposit	-	(6,059)
Net cash used in investing activities	(28,514)	(11,821)

Cash flow from financing activities:
Proceeds from issuance of common stock	1,592,000	878,250
Proceeds from stock to be issued	30,000	-
Net cash provided by financing activities	1,622,000	878,250

Effect of exchange rates on cash and cash equivalents	10,342	8,394
Decrease in cash and cash equivalents	(205,323)	(190,759)

Cash and cash equivalents - beginning of period	589,818	275,041
Cash and cash equivalents - end of period	$384,495	$84,282

Non-cash financing activity during the period:
Issuance of common stock and warrants		$194,995

The accompanying notes are an integral part of these condensed consolidated financial statements.

TechCare Corp.

Notes to Unaudited Financial Statements

September 30, 2018 (Unaudited)

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

Novomic’s first product is Novokid® - an innovative home use device which vaporizes a natural, plant-based, pesticides and silicone-free compound that effectively treats head lice and eggs. The Novokid® kit includes a vaporizer, treatment capsules and treatment cap alongside ancillary components. Novokid® is currently being sold in Israel and the Netherlands.

Novomic is currently working on the research and development of future product offerings for its delivery platform, including Shine, a revolutionary cosmetic device for the treatment and rejuvenation of the hair and scalp.

Going Concern

During the nine months period ended September 30, 2018, the Company had a comprehensive loss of approximately $1.5 million. As of September 30, 2018, the Company had accumulated losses of approximately $8 million.

Based on the projected cash flows and Company’s cash balances as of September 30, 2018, Company’s management is of the opinion that without further fund raising it will not have sufficient resources to enable it to continue advancing its activities including the development, manufacturing and marketing of its products for a period of at least 12 months from the date of issuance of these financial statements. As a result, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”), for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for fair statement of results for the interim periods presented have been included. The results of operations for the nine and the three months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year or for other interim periods or for future years. The consolidated balance sheet as of December 31, 2017 is derived from audited financial statements as of that date; however, it does not include all of the information and footnotes required by GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on April 2, 2018.

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

Revenue is measured as the amount of consideration expected to receive in exchange for transferring goods to the end customer or to the distributor.The Company also considers products that might be returned mostly based on the terms stipulated in the agreements with its distributors.The Company recognize the amount received or receivable that is expected to be returned as a refund liability,representing its obligation to return the clients’ consideration.

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

NOTE 2: NEW ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Adopted in Current Period

In May 2014, and in following related amendments, the Financial Accounting Standards Board (the “FASB”) issued a new comprehensive revenue recognition guidance on revenue from contracts with customers ( the “Standard”) that will supersede the current revenue recognition guidance. The Standard provides a unified model to determine when and how revenue is recognized. The core principle of the Standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted this guidance on January 1, 2018, which resulted in no impact on its consolidated financial statements since the Company had no revenues prior to 2018.

In January 2016, the FASB issued an Accounting Standards Update (an “ASU”) which changes to the current measurement model primarily affects all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting), financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. Under the new ASU equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) with readily determinable fair values will be measured at fair value through earnings. Equity investments that do not have readily determinable fair values may be measured at fair value or at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company adopted this guidance on January 1, 2018, which resulted in no impact on its consolidated financial statements.

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

In June 2018, the FASB issued an ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). These amendments expand the scope of Topic 718, Compensation—Stock Compensation (which previously included share-based payments to employees only) to include share based payments issued to nonemployees for goods or services, with certain exceptions. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. ASU 2018-07 supersedes Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees, and is effective for all public entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company early adopted ASU 2018-07 commencing July 1, 2018, with no impact on its consolidated financial statements.

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

NOTE 3: RESTATEMENT OF 2017 CONDENSED CONSOLIDATED QUARTERLY FINANCIAL STATEMENTS

As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, during the preparation of the 2017 annual financial statements, the Company became aware of misstatements in its condensed consolidated financial statements for the quarter ended March 31, 2017, the six months ended June 30, 2017, and the nine months ended September 30, 2017, that were included in each of the Company’s 2017 Form 10-Qs. The misstatement stemmed from an erroneous recording of additional stock compensation expense of $943,901 during the three months ended March 31, 2017 related to certain fully vested awards that were granted in December 31, 2016, and were properly fully expensed in 2016. As a result, the Company’s previously reported net loss for each of the three aforementioned periods in 2017 was overstated by this amount. The Board of Directors and the Company concluded that due to this error the condensed consolidated financial statements for each of these periods was materially misstated and should be restated (the Restatement).

The Restatement also corrects certain other misstatements during the 2017 interim periods, including (i) an error related to the accounting for advances to suppliers that were previously expensed that impacted the quarters ended June 30, 2017, and September 30, 2017, and (ii) errors in the classification of certain expenses within the consolidated statements of operations and comprehensive loss which impacts classification only and does not impact the total net loss or comprehensive loss reported for any of the periods.

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

Condensed consolidated balance sheet as of September 30, 2017 (Unaudited):

	As previously reported	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$84,282		84,282
Other receivables	160,620	29,755	190,375
Total current assets	244,902	29,755	274,657

Non-current assets:
Severance pay fund	10,403		10,403
Long-term deposit	12,071		12,071
Property and equipment, net	99,744		99,744
Total non-current assets	122,218		122,218
Total assets	$367,120	29,755	396,875

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$137,780		137,780
Option liability	182,720		182,720
Note payable	87,192		87,192
Total current liabilities	407,692		407,692

Non-current liability:
Liability for severance pay	21,184		21,184
Total liabilities	428,876		428,876

Commitments

Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized: none issued and outstanding at September 30, 2017	-		-
Common stock, par value $0.0001 per share, 500,000,000 shares authorized: 21,776,762 shares issued and outstanding at September 30, 2017	2,177		2,177
Accumulated other comprehensive income	107,061		107,061
Additional paid-in capital	6,970,542	(943,901)	6,026,641
Stock to be issued	48,964		48,964
Accumulated deficit	(7,190,500)	973,656	(6,216,844)
Total capital deficiency	(61,756)	29,755	(32,001)
Total liabilities and capital deficiency	$367,120	29,755	396,875

Condensed consolidated statement of operations and comprehensive loss for the nine month period ended September 30, 2017 (Unaudited):

	As previously reported	Adjustments	As Restated
Research and development expenses	872,874	(609,606)	263,268
Change in fair value of option liability	182,720		182,720
Marketing, general and administrative expenses	2,441,860	(359,202)	2,082,658
Operating loss	3,497,454	(968,808)	2,528,646

Financial income, net	24,495		24,495

Loss before income taxes	3,472,959	(968,808)	2,504,151
Tax expenses	4,848	(4,848)	-
Net loss	$3,477,807	(973,656)	2,504,151

Net loss per common stock:
Basic	$(0.16)	0.04	(0.12)
Diluted	$(0.16)	0.04	(0.12)

Weighted average number of common stock outstanding:
Basic	21,722,199		21,722,199
Diluted	21,722,199		21,722,199

Comprehensive loss:
Net loss	3,477,807	(973,656)	2,504,151
Other comprehensive income attributable to foreign currency translation	10,058		10,058
Comprehensive loss	3,467,749	(973,656)	2,494,093

Condensed consolidated statement of operations and comprehensive loss for the three month period ended September 30, 2017 (Unaudited):

	As previously reported	Adjustments	As Restated
Research and development expenses	131,765	(48,735)	83,030
Change in fair value of option liability	(93,430)		(93,430)
Marketing, general and administrative expenses	361,342	37,538	398,880
Operating loss	399,677	(11,197)	388,480

Financial income, net	5,304		5,304

Loss before income taxes	394,373	(11,197)	383,176
Tax expenses	-		-
Net loss	$394,373	(11,197)	383,176

Net loss per common stock:
Basic	$(0.018)	-	(0.018)
Diluted	$(0.022)	-	(0.022)

Weighted average number of common stock outstanding:
Basic	21,752,409		21,752,409
Diluted	22,018,967		22,018,967

Comprehensive loss:
Net loss	394,373	(11,197)	383,176
Other comprehensive expense attributable to foreign currency translation	2,344		2,344
Comprehensive loss	396,717	(11,197)	385,520

NOTE 4: STOCKHOLDERS’ EQUITY

Share capital

During the nine months ended September 30, 2018, the Company entered into several agreements, under which the Company raised an aggregate amount of $ 1,622,000, as follows:

a)	1,291,990 shares of its common stock at a purchase price of $0.387 for a total consideration of $500,000 and warrants to purchase up to 645,995 stock with an exercise price of $0.387, exercisable until June 30, 2018. The warrants expired on June 30, 2018.

b)	1,033,592 shares of common stock of the Company at a purchase price of $0.387 for a total consideration of $400,000, and warrants to purchase up to 516,796 stock with an exercise price of $0.387, exercisable until September 30, 2018. The warrants expired on September 30, 2018.

c)	108,527 shares of common stock of the Company at a purchase price of $0.387 for a total consideration of $42,000, and warrants to purchase up to 70,000 stock with an exercise price of $0.60, exercisable until June 17, 2019.

Investment agreements signed during the three months ended September 30, 2018:

d)	645,995 shares of common stock of the Company at a purchase price of $0.387 for a total consideration of $250,000, and warrants to purchase up to 416,667 stock with an exercise price of $0.6, exercisable until June 27, 2019.

e)	645,995 shares of common stock of the Company at a purchase price of $0.387 for a total consideration of $250,000, and warrants to purchase up to 416,667 stock with an exercise price of $0.6, exercisable until August 7, 2019.

f)	129,199 shares of common stock of the Company at a purchase price of $0.387 for a total consideration of $50,000, and warrants to purchase up to 83,333 stock with an exercise price of $0.6, exercisable until August 7, 2019.

g)	258,398 shares of common stock of the Company at a purchase price of $0.387 for a total consideration of $100,000, and warrants to purchase up to 166,667 stock with an exercise price of $0.6, exercisable until August 7, 2019.

h)	77,519 shares of common stock of the Company at a purchase price of $0.387 for a total consideration of $30,000, and warrants to purchase up to 50,000 shares of common stock with an exercise price of $0.6, exercisable until August 21, 2019. As of September 30, 2018, the Company had not yet issued the shares of common stock and, therefore, recorded stock to be issued in the amount of $30,000 in the consolidated financial statements.

i)	77,519 shares of common stock of the Company at a purchase price of $0.387 for a total consideration of $30,000, and warrants to purchase up to 50,000 stock with an exercise price of $0.6, exercisable until August 21, 2019. As of September 30, 2018, the Company had not yet received the investment proceeds and therefore had not issued the shares of common stock for such investment.

Stock-Based Compensation to employees and directors

Stock based awards are accounted for using the fair value method in accordance with ASC 718, Shared Based Payment. The Company’s primary type of stock-based compensation consists of stock options to directors, employees and officers. The Company uses Black-Scholes option pricing model in valuing options.

During the nine months ended September 30, 2018 the Company had not granted any options to employees and directors.

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

A summary of the stock option activity for employees and directors for the nine months ended September 30, 2018:

	Number of Options	Weighted Average Exercise Price
		U.S Dollar
Options outstanding at December 31, 2017	2,640,334	0.0001
Granted	-	-
Options outstanding at September 30, 2018	2,640,334	0.0001
Options exercisable at September 30, 2018	2,640,334	0.0001

Stock-based compensation expenses related to employee awards, included in the Company’s statements of operations and comprehensive loss, were allocated as follows:

	Nine months ended September 30, 2018	Nine months ended September 30, 2017
		Restated (see note 3)
Research and development expenses	$-	103,795
Marketing ,general and administrative	-	1,119,125
	$-	1,222,920

Stock-Based Compensation to non-employees – Options and Warrants

The Company early adopted ASU 2018-07 commencing July 1, 2018, with no impact on its consolidated financial statements. Prior to the adoption of ASU 2018-07 stock options issued to consultants and other non-employees, as compensation for services provided to the Company, were accounted for based upon the fair value of the options. The fair value of the options granted were measured on a final basis at the end of the related service period and were recognized over the related service period using the straight line method. After the adoption of ASU 2018-07, the measurement date for non-employee awards is the date of the grant. The compensation expense for non-employees is recognized, without changes in the fair value of the award, over the requisite service period, which is the vesting period of the respective award.

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

The following assumptions were applied in determining the options’ fair value on their grant date:

Risk-free interest rate	1.54%
Expected shares price volatility	70%
Expected option term (years)	2-5
Dividend yield	-

A summary of the stock option activity related to non-employees, for the nine months ended September 30, 2018:

	Number of Options	Weighted Average Exercise Price
		U.S Dollar
Options outstanding at December 31, 2017	621,065	0.2416
Granted	603,135	0.2800
Options outstanding at September 30, 2018	1,224,200	0.2605
Options exercisable at September 30, 2018	621,065	0.2416

Stock-based compensation expenses in the amount of $27,544 included in the Company’s statements of operations and comprehensive loss for the nine months period ended September 30, 2018 recorded in marketing, general and administrative.

NOTE 5: OEM DISTRIBUTION AGREEMENT

On June 23, 2017, the Company entered into an OEM agreement (the “OEM Agreement”) with a medical device and wellness applications company based in the United States (the “OEM Distributor”), according to which the OEM Distributor will manufacture, distribute and sell the Company’s Novokid head lice treatment products in the United States, Canada, Brazil, Argentina, Costa Rica and Colombia, all on an exclusive basis, pursuant to and in accordance with the terms and conditions set forth in the OEM Agreement, including minimum royalties commitments. The OEM Distributor will be solely responsible for obtaining and maintaining the approval from the US Food and Drug Administration (the “FDA”) and shall bear all costs related to such approval. The Company, through its OEM Distributor, has been communicating with the FDA regarding Novokid’s designation as a medical device. An Application to the FDA Office of Combination (OCP division) is under preparation.

As of the date of these financial statements, an FDA approval was not obtained, hence, the Company did not generate any revenues from the OEM agreement.

As part of the OEM Agreement, the OEM Distributor paid a royalty advance of $10,000 and also an amount of $140,000 which is held in an escrow account, until the Company completes certain milestones, as described in the OEM Agreement. As of September 30, 2018, the milestones have not been achieved.

Also, as part of the OEM Agreement, the Company granted the OEM Distributor an option to purchase up to 9.09% of the Company’s common stock for a total consideration of up to $900,000,exercisable until January 15, 2018.

The fair value of the option as of June 23, 2017 (initial recognition) amounted to $432,518.The key assumptions used in the options’ valuation was as follows:

Risk-free interest rate	1.14%
Expected shares price volatility	70%
Expected option term (years)	0.56
Dividend yield	-

The fair value of the option as of December 31, 2017 amounted to $132,470.The key assumptions used in the options’ valuation was as follows:

Risk-free interest rate	1.28%
Expected shares price volatility	70%
Expected option term (years)	0.04
Dividend yield	-

The option expired on January 15, 2018.

NOTE 6: INCOME TAXES

a. Basis of taxation

The Company and its subsidiary are taxed under the domestic tax laws of the jurisdiction of incorporation of each entity (United States and Israel).

b. Carryforward Tax Losses

Carryforward Tax Losses of the US Company as of September 30, 2018 amounted to approximately $0.4 million. Carryforward Tax Losses of the Israeli subsidiary amounted to approximately $5.1 million. A full valuation allowance was created against these carry forward tax losses since the realization of any future benefit from these net operating losses cannot be sufficiently assured at September 30, 2018.

c. Corporate tax rates

The regular corporate tax rate in Israel in 2017 is 24% and 23% in 2018.

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “TCJA”), which among other reduces the federal corporate tax rate from 35% to 21%, effective January 1, 2018.

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

The following table is a reconciliation of the change for the financial liability where fair value measurement is estimated utilizing Level 3 inputs:

	2018	2017
	US dollar	US dollar
Fair value as of January 1	$132,470	-
Change in fair value recognized in statement of operations and comprehensive loss	(132,470)	276,150
Fair value as of September 30	$-	276,150

NOTE 9: RELATED PARTIES

(a)	On June 28, 2018 the Company entered into a subscription agreement with an investor, pursuant to which the Company will issue 645,995 shares of its common stock at a purchase price of $0.387 for a total consideration of $250,000 and warrants to purchase up to 416,667 stock with an exercise price of $0.60, exercisable until June 28, 2019. In August 2018, the funds were received and the shares of common stock were issued.

(b)	On August 8, 2018 the Company entered into subscription agreements with several investors who are related parties, pursuant to which the Company issued 904,393 shares of its common stock at a purchase price of $0.387 for a total consideration of $350,000 and warrants to purchase up to 583,334 stock with an exercise price of $0.60, exercisable until August 7, 2019.

(c)	On July 16, 2018, the Board of Directors of the Company has appointed Mr. Doron Biran as the new Chief Executive Officer of the Company and its wholly-owned subsidiary Novomic. Pursuant to the service agreement (the “Agreement”) signed with Mr, Biran, Mr. Biran will receive a monthly compensation of NIS 52 thousand (approximately $14.3 thousand) plus VAT. In the event of a capital raise exceeding $1,000 thousand Mr. Biran will be entitled to compensation increase to a total of NIS 65 thousand (approximately $17.9 thousand). Furthermore, upon the earlier of either 24 months from the effective date of the Agreement, or a capital raise exceeding $5,000 thousand and listing of the Company on the Nasdaq Stock Market, Mr. Biran shall become an employee of the Company and shall receive a base salary of NIS 60 thousand as well as NIS 5 thousands for automobile expenses (approximately $16.5 thousand) and other customary social benefits.

Pursuant to the Agreement, Mr. Biran is entitled to options to purchase 870,958 common stock of the Company (the “Options”). The Options shall vest over a period of four years in quarterly increments, commencing on June 11, 2018, subject to continued provision of services by Mr. Biran in accordance with the Agreement. The Options shall accelerate and become fully vested in the event of a merger or acquisition of the Company at an evaluation exceeding $50 million or in the event that the Company’s traded value exceeds $50 million (each, “Acceleration Event” and together “Acceleration Events”), provided that Mr. Biran provided his services to the Company for a period of at least 12 months prior to the Acceleration Event. The exercise price of each Option shall be $0.279, equal to the volume weighted average price of the Company’s common stock during a 30 days’ period prior to the signing of Mr. Biran’s services Agreement. As of the date of the report Options were not granted yet.

NOTE 10: SUBSEQUENT EVENT

On October 28, 2018, the Company entered into an amendment to the subscription agreement mentioned in note 4e (the “Amendment”). Pursuant to the Amendment, the investor has increased its initial investment by an additional sum of $250,000 to a total investment of $500,000 and is to be issued a total of 1,915,708 shares of common stock at a price per share of $0.261, out of which 645,995 shares of common stock were issued in August 2018. In addition, the investor was issued additional warrants to purchase up to 416,667 shares of common stock with an exercise price of $0.6, exercisable until October 27, 2019. The funds were received in November 2018.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our historical results of operations during the periods presented and our financial condition for the periods ended September 30, 2018 and 2017. This MD&A should be read in conjunction with our consolidated financial statements and the accompanying notes to consolidated financial statements for the years ended December 31, 2017 and 2016.

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

As we remain focused on increasing our global footprint and expanding our distribution network, we showcased Novokid® and met potential distributors and partners at CPhI Worldwide, a renowned and leading pharma tradeshow held in Madrid during October 2018.

We are also working on erecting an automated production line which is expected to ramp up our manufacturing capacity while reducing its costs.

In July 2018, our board of directors has appointed Mr. Doron Biran as the new chief executive officer of the Company and its wholly-owned subsidiary Novomic. Mr. Biran replaced Mr. Zvi Yemini, our chairman of the board of directors, who served as our chief executive officer of the Company and its wholly-owned subsidiary Novomic since June 2018. In September 2018, we appointed Mr. Nir Shemesh as the new chief financial officer of the Company and its wholly owned subsidiary Novomic. Mr. Shemesh replaced Tzahi Geld who had served as chief financial officer of the Company since July 2017.

As of the date hereof, we have limited operations and revenues from our business operations. There is substantial doubt that we can continue as a going concern and an on-going business for the next twelve months without the success of our business operations which foresees the generation of revenues throughout 2018. Before we enter the U.S. market, we will need to secure approval from the FDA which will take approximately 12-24 months.

We project that we will need to raise up to $2,000,000 during the next 12 months in order to successfully implement our business plan, of which there can be no assurance. Failure to obtain this necessary capital at acceptable terms, if at all, when needed, may force us to delay, limit, or terminate our products development efforts and secure regulatory approvals and would adversely impact our planned research and development efforts in connection with the Company’s future products, which may make it more difficult for us to attain profitability.

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

Recent Developments and Plans

Our current and future products are all based on the Platform which was developed over a period of seven years. During the past 18 months, we have achieved the following:

●	Performed extensive market research for the lice treatment/prevention market;

●	Completed product development of Novokid, which included finalization of commercial design of vaporizer, capsules and head cap, optimizing the product efficiency, negotiating and finalizing the product supply chain across various suppliers;

●	Received the Israeli Ministry of health approval, or AMAR, to market our Novokid head lice treatment products in Israel;

●	Attained ISO 9001 certification;

●	Obtained CE approval for Novokid, classified as a Class I medical device;

●	Obtained recommendations from leading senior pediatrics;

●	Opened Company headquarters offices in Israel’s Rosh Ha’ayin Industrial Park;

●	Entered into an Original Equipment Manufacturer, or OEM, Agreement, which we refer to as the OEM Agreement, according to which the OEM distributor will manufacture, distribute and sell the Company’s Novokid head lice treatment products, in the United States, Canada, Brazil, Argentina, Costa Rica and Colombia, all on an exclusive basis;

●	Entered into a distribution agreement with an exclusive distributor of our Novokid product line in the Netherlands;

●	Entered into a distribution agreement with an exclusive distributor of our Novokid product line in Israel;

●	Contracted and set up production facilities in China and Israel; and

●	Showcased Novokid® in CPhI Madrid, the world’s leading pharma tradeshow, held in Madrid, Spain, during October 2018.

During the next 12-18 months, we plan to focus our efforts on the following:

●	Showcasing Novokid® and Shine and meet potential distributors and partners in multiple tradeshows around the world;

●	Finalizing additional distribution, OEM and JV agreements with well-known distributes and manufacturers, in Israel and throughout the world;

●	Erecting automated production and assembly lines;

●	Reduction of manufacturing costs;

●	Finalizing the development and commercialization of Shine, the Company’s hair treatment devices exploiting our proprietary vapor based delivery platform;

●	Obtain the approval of the FDA for Novokid, by and through our OEM distributor;

●	Obtain CE and FDA approvals for Shine;

●	Complete preparations for mass production by launching an automated capsule production line;

●	Presenting the platform and its application in leading conferences around the globe; and

●	Developing our dermatology and pests control applications, based on our Platform.

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

Research and Development

We incurred approximately $696 thousand on research and development during the past two years. During this period, the Company completed the development of both the Novokid and Shine products, which included finalization of commercial design of the compressor, capsules and head cap and optimizing the products efficiency.

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

Results of Operations during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017

During the Nine months ended September 30, 2018, we generated approximately $189 thousand in revenues, compared to no revenues in the Nine months ended September 30, 2017. Our revenues are derived from the launch of Novokid® in the Netherlands and in Israel.

Our research and development expenses during the nine months ended September 30, 2018 were approximately $191 thousand. Our research and development expenses during the nine months ended September 30, 2017, were approximately $263 thousand, comprised of approximately $47 thousand of ongoing research and development expenses, and additional sum of approximately $216 thousand in stock based compensation to the Company’s research and development employees.

Our marketing, general and administrative expenses during the nine months ended September 30, 2018, were approximately $1.5 million, comprised of approximately $1.5 million in payroll and service providers’ consultancy, and additional sum of $28 thousand in stock based compensation to our management, consultants and service providers. Our marketing, general and administrative expenses during the nine months ended September 30, 2017 were approximately $2.1 million, comprised of approximately $1 million in payroll and service providers’ consultancy, and an additional sum of approximately $1.1 million in stock based compensation to our management, consultants and service providers.

During the nine months ended September 30, 2018, we incurred a net loss of approximately $1.5 million. Excluding a sum of $28 thousand in stock based compensation, we incurred a net loss of approximately $656 thousand during the three month period ended September 30, 2018. During the nine months ended September 30, 2017, we incurred a net loss of approximately $2.5 million. Excluding a sum of approximately $1.2 million in stock based compensation, we incurred a net loss of $383 thousand during the three month period ended September 30, 2017.

Results of Operations during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017

During the three months ended September 30, 2018, we generated approximately $90 thousand in revenues, compared to no revenues in the three months ended September 30, 2017.Our revenues are derived from the launch of Novokid® in the Netherlands and in Israel.

Our research and development expenses during the three months ended September 30, 2018 were approximately $143 thousand. Our research and development expenses during the three months ended September 30, 2017, were approximately $83 thousand, all expenses resulted from ongoing research and development expenses.

Our marketing, general and administrative expenses during the three months ended September 30, 2018, were approximately $523 thousand, comprised of approximately $514 thousand in payroll and service providers’ consultancy, and additional sum of approximately $9 thousand in stock based compensation to our management, consultants and service providers. Our marketing, general and administrative expenses during the three months ended September 30, 2017 were approximately $399 thousand, all expenses resulted from payroll and service providers’ consultancy.

During the three months ended September 30, 2018, we incurred a net loss of approximately $656 thousand. Excluding a sum of approximately $9 thousand in stock based compensation, we incurred a net loss of approximately $647 thousand during the three month period ended September 30, 2018. During the three months ended September 30, 2017, we incurred a net loss of $383 thousand.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2018, reflects total assets of approximately $1.1 million, consisting mainly of cash and cash equivalents in the amount of approximately $384 thousand, accounts receivables of approximately $174 thousand, inventory of approximately $156 thousand and other receivables of approximately $244 thousand. As of December 31, 2017, our balance sheet reflects total assets of approximately $862 thousand, consisting mainly of cash and cash equivalents in the amount of approximately $590 thousand, other receivables of approximately $106 thousand, inventory of approximately $41 thousand and property and equipment, net of approximately $96 thousand.

As of September 30, 2018, we had total current liabilities of approximately $444 thousand, consisting mainly of accounts payable and accrued expenses of approximately $252 thousand, refund liability of approximately $107 thousand and note payable of approximately $85 thousand. As of December 31, 2017, we had total current liabilities of approximately $328 thousand, consisting mainly of accounts payable and accrued expenses of approximately $106 thousand, note payable of approximately $89 thousand and option liability of approximately $132 thousand.

As of September 30, 2018, we had positive working capital of approximately $514 thousand, compared to positive working capital of approximately $412 thousand at December 31, 2017. The working capital has been sufficient to sustain our operations to date, although there is substantial doubt about our ability to continue as going concern. Our total liabilities as of September 30, 2018 were approximately $473 thousand, compared to approximately $351 thousand at December 31, 2017.

During the nine months ended September 30, 2018, we used approximately $1.8 million of cash in our operating activities. This resulted mainly from an overall net loss of approximately $1.5 million, an increase in other receivables of approximately $310 thousand, an increase in inventory of approximately $121 thousand and fair value option income of approximately $132 thousand, offset by an increase in accounts payable and accrued expenses of approximately $151 thousand.

During the nine months ended September 30, 2018, our financing activities provided us with approximately $1.6 million, as compared to approximately $878 thousand in the same period in the prior year, through the issuance of common stock and proceeds from stock to be issued.

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

Critical Accounting Policies

There was no change to our critical accounting policies since the year ended December 31, 2017, except for the adoption of the new revenue accounting standard and the improvements to Non-Employee Share-Based Payment Accounting.

a.	Effective January 1, 2018, the Company adopted the new accounting standard related to the recognition of revenue in contracts with customers. Since the Company had no revenues prior to January 1, 2018 the new standard had no impact to revenues and results of operations for prior periods.

The Company derives revenues from sales of its products directly or indirectly through its distributors.

The Company determines revenue recognition through the following steps:

●	Identification of the contract, or contracts, with a customer.
●	Identification of the performance obligations in the contract.
●	Determination of the transaction price.
●	Allocation of the transaction price to the performance obligations in the contract.
●	Recognition of revenue when, or as, the Company satisfies a performance obligation.

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

b.	Effective July 2018, the Company early adopted the new improvement to Nonemployee Share-Based Payment Accounting with no impact on its consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer (CEO) (who is the Company’s principal executive officer) and the Company’s Chief Financial Officer (CFO) (who is the Company’s principal financial officer) to allow for timely decisions regarding required disclosure. In designing and evaluating the Company’s disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2018, our Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Management’s Remediation Plan

Since the time our material weaknesses were identified in early 2017 related to (i) inadequate segregation of duties consistent with control objectives; and (ii) ineffective controls over period-end financial reporting and disclosure processes we initiated the following procedures during the year ended December 31, 2017:

(i)	Due to inadequate finance resources as of the end of Q1 2017, we hired during the second quarter of 2017 a new outsourced finance team and replaced our Chief Financial Officer.

(ii)	Began implementing processes and controls to properly perform an effective period-end financial reporting process.

We have started to implement the following additional steps: (i) Appoint additional qualified personnel (such as a new Chief Executive Officer as of July 2018 and a new internal Chief Financial Officer as of September 2018) to address inadequate segregation of duties and ineffective controls over period-end financial reporting as well as continue implementing modifications to our operating procedures and financial controls to address such inadequacies; and (ii) Adopt sufficient policies and procedures for period-end financial reporting.

The remediation efforts, which are not completed as of September 30, 2018, set out is largely dependent upon our Company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEED

On June 18, 2018, the Company entered into a subscription agreement with an investor, pursuant to which the Company issued 108,527 shares of common stock at a purchase price of $0.387 and warrants to purchase up to 70,000 shares of common stock with an exercise price of $0.60, exercisable until June 17, 2019, for a total consideration of $42,000.

On June 28, 2018, the Company entered into a subscription agreement with an investor, pursuant to which the Company issued 645,995 shares of its common stock at a purchase price of $0.387 and warrants to purchase up to 416,667 stock with an exercise price of $0.6, exercisable until June 27, 2019, for a total consideration of $250,000.

On August 8, 2018, the Company entered into subscription agreements with several investors, pursuant to which the Company issued 1,033,592 shares of its common stock at a purchase price of $0.387 and warrants to purchase up to 666,667 stock with an exercise price of $0.60, exercisable until August 7, 2019 for a total consideration of $400,000.

On August 22, 2018 the Company entered into subscription agreements with several investors, pursuant to which the Company will issue 155,038 shares of its common stock at a purchase price of $0.387 and warrants to purchase up to 100,000 stock with an exercise price of $0.60, exercisable until August 21, 2019 for a total consideration of $60,000.

On October 28, 2018, the Company entered into an amendment to a subscription agreement entered between the Company and an investor on August 8, 2018 (the “Amendment”). Pursuant to the Amendment, the investor has increased its initial investment by an additional sum of $250,000 to a total investment of $500,000 and was issued a total of 1,915,708 shares of common stock at a price per share of $0.261, out of which 645,995 shares of common stock were issued in August 2018. In addition, the investor was issued additional warrants to purchase up to 416,667 shares of common stock with an exercise price of $0.6, exercisable until October 27, 2019.

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

Exhibit No.	Description

10.1	Form of Service Agreement by and between the Company and Mr. Doron Biran (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed with the SEC on July 20, 2018)
10.2	Form of Employment Agreement by and between the Company and Mr. Nir Shemesh
10.3	Subscription Agreement between the Registrant and Traistman Radziejewski Fundacja Ltd., dated August 8, 2018
10.4	Subscription Agreement between the Registrant and Y.M.Y Industry Ltd., dated August 8, 2018
10.5	Amended Subscription Agreement between the Registrant and Y.M.Y Industry Ltd., dated October 28, 2018
31.1	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Doron Biran
31.2	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Nir Shemesh
32.1	Section 906 of the Sarbanes-Oxley Act of 2002 of Doron Biran
32.2	Section 906 of the Sarbanes-Oxley Act of 2002 of Nir Shemesh
101	Financial information from TechCare Corp’s Quarterly Report on Form 10-Q for the nine and three months ended September 30, 2018 formatted in XBRL (eXtensible Business Reporting Language).

* English Transition of Hebrew original document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

TechCare Corp.

By:	/s/ Doron Biran
Doron Biran
Chief Executive Officer
(Principal Executive Officer)

Date:	November 13, 2018

By:	/s/ Nir Shemesh
Nir Shemesh
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

Date:	November 13, 2018

