Form 10-K
period 2018-12-31
TechCare Corp.
filed 2019-03-28
CIK 1498067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).[X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” or “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [  ] Yes [X] No

On June 30, 2018, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $3.8 million based on the closing price of $0.30 per share of the Registrant’s common stock on June 30, 2018.

The registrant had 34,169,890 shares of common stock outstanding as of March 28, 2019.

Cautionary Statement regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set out in the section hereof entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Our financial statements are stated in United States dollars, or US$, and are prepared in accordance with United States generally accepted accounting principles, or GAAP. In this Annual Report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to the shares of our common stock. As used in this Annual Report, the terms “we,” “us,” “our,” “TechCare,” the “Company” and the “Registrant” mean TechCare Corp. and its subsidiaries unless the context clearly requires otherwise.

PART I

ITEM 1. BUSINESS

Corporate Background

We are a technology company engaged in the design, development and commercialization of a unique delivery platform utilizing vaporization of various natural compounds for multiple health, beauty and wellness applications. Our delivery platform is proprietary and patented.

Our current product offering includes Novokid® - an innovative home use device which vaporizes a natural, plant-based, pesticides, and silicone-free compound that effectively treats head lice and eggs. Following our soft launch of Novokid® in the Netherlands, we expanded our distribution network and launched Novokid in Israel during late May 2018 through Super Pharm, Israel’s largest and leading drugstore chain. The launch was accompanied by a radio and digital brand awareness and marketing campaign and supported by Meditrend, our Israeli distributor, specializing in health and wellness products while representing leading brands.

We intend to expand our sales points in Israel and began selling our products in additional pharmacies and various online outlets during 2019. As we remain focused on increasing our global footprint and expanding our distribution network, we showcased Novokid® and met potential distributors and partners at CPhI Worldwide, a renowned and leading pharma tradeshow held in Madrid during October 2018. Accordingly, we are exploring various opportunities to sign agreements with distributors in Europe within the coming months. We are also working on erecting an automated production line which is expected to ramp up our manufacturing capacity while reducing its costs.

We believe that we will need to raise up to $2,000 thousand during the next 12 months in order to successfully implement our business plan, of which there can be no assurance. Failure to obtain this necessary capital at acceptable terms, if at all, when needed, may force us to delay, limit, or terminate our products development efforts and secure regulatory approvals and would adversely impact our planned research and development efforts in connection with our future products, which may make it more difficult for us to attain profitability.

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

Upon closing of the merger, the former Novomic shareholders owned approximately 73.52% of our capital stock and TechCare stockholders retained approximately 26.48% of the combined company, on a fully diluted basis. Accordingly, while TechCare was the legal acquirer, Novomic was treated as the acquiring company in the merger for accounting purposes, and the merger was accounted for as a reverse merger as described in note 1 to our financial statements for the year ended December 31, 2018, which are included within Item 8 in this Annual Report on Form 10-K. As a result, the financial statements of the Company prior to the merger date are the historical financial statements of Novomic, whereas the financial statements of the Company after the merger date reflect the results of the operations of Novomic and Techcare on a combined basis.

In connection with the closing of the Merger Agreement, the Company (i) changed its name from BreedIT Corp. to TechCare Corp.; (ii) the 149,219,173 outstanding shares of the Company’s common stock were subject to a reverse split on a one-for-thirty (1:30) basis, resulting in 4,973,972 outstanding shares of common stock; and (iii) authorized ten million (10,000,000) shares of preferred stock, par value $0.0001, which may be issued in one or more classes or series, having such designations, preferences, privileges and rights as our board of directors may determine.

Novomic was incorporated as a private limited liability Company in Israel in 2009. Since inception, Novomic has been a technology company engaged in the design, development and commercialization of a platform that vaporizes liquids from a contained capsule into a treatment area, utilizing its proprietary intellectual property rights.

Our Treatment Solutions

Novokid® – Natural, Plant-based and Effective Lice Treatment

Parents and children exposed to head lice are now forced to use standard over-the-counter, or OTC, treatments that are toxic, often ineffective, time consuming and expensive. According to the Journal of Medical Entomology, 98% of lice have developed resistance to existing treatments in the US and they are now referred to as “super-lice”. Most current treatments contain pesticides, alcohol or silicone, which are all associated with a wide variety of hazardous side effects.

Novokid® is a non-pesticide, natural, plant-based and eco-friendly solution that eliminates lice and super lice with a 10 minute dry treatment. This compares with current treatments that require 20-40 minutes of shampooing and combing. Our treatment is fast, dry, clean, and easily administered at home or on the go. Novokid® can also be used as a maintenance treatment if used regularly.

Shine – Natural Haircare rejuvenation

Shine uses a patented vaporization process and formulation to clean, treat and improve the appearance of the hair and scalp. In addition to removing the residue, the treatments balance the hair’s pH levels, add body and shine, define curls, and strengthen and protect hair from further damage. We believe that the Shine treatment is user friendly, requiring the user to connect the Using Shine capsule to a designated tube, place the attached cap on their head and sit for a 10-minute treatment. There is no need to rinse or shampoo following the treatment. The treatment is expected to cleanse the scalp and leave the hair shiny and manageable.

According to a report published by Mordor Intelligence, the global hair care was valued at $95.45 billion in 2018 and is expected to reach $116 billion by 2024, registering a compound annual growth rate (CAGR) of 3.35%. We are looking to establish a presence in the home treatment niche. To that end, we are in the process of expanding the Shine treatment product line to include formulations for the needs of specific hair types, such as dry, curly, colored, and over-processed hair.

Recent Developments and Plans

Our current and future products are all based on the vaporization platform, which was developed over a period of seven years. Since January 1, 2018, we have achieved the following:

●	Entered into a distribution agreement with an exclusive distributor of our Novokid® product line in Israel;

●	Launched Novokid® in Israel during late May 2018 through Super Pharm, Israel’s largest and leading drugstore chain, accompanied by a radio and digital brand awareness and marketing campaign;

●	Expanded our sales points in Israel and penetrated to additional pharmacies and various online outlets;

●	Contracted and setup production facilities in China and Israel through sub-contractors;

●	Showcased Novokid® in CPhI Madrid, the world’s leading pharma tradeshow, held in Madrid, Spain, during October 2018; and

●	Entered into a joint venture agreement with a Chinese partner for the formation of a Chinese joint venture intended to focus on the development of comprehensive and broad range of health, wellness, beauty and home products for customers by utilizing our patented technology of vaporization of natural and plant-based compounds;

During the next 12-18 months, we plan to focus our efforts on the following:

Novokid®:

●	Launch Novokid® on Amazon.uk;

●	Finalize additional engagements with distributors in Europe and Latin America;

●	Obtain FDA approval through our OEM distributor;

●	Prepare and implement a manufacture cost reduction program, allowing us to reduce the manufacturing and procurement costs for our Novokid® product.

Shine

●	Launch Shine through Kickstarter, following by a launch in the United States, Europe and China;

●	Develop new capsules for personalized treatment, such as dry hair and curly hair; and

●	Obtain Regulatory approval and registration of Shine, as a cosmetic product, in Europe, the United States and China.

Other:

●	Establishment of a Chinese entity in accordance with a joint venture agreement entered between the Company and China-Israel Biological Technology Co. Ltd. on January 21, 2019; and

●	Explore in which medical dermatology indications our technology may have an added value.

We may be required to obtain additional regulatory approvals for our head lice treatment platform and any future products. If unable to receive regulatory approval or commercialize our product candidates, our business will be adversely affected. CE approval, which was already obtained for our Novokid® product, is required for the marketing, distributing and sale of our products in the European Union, whereas FDA approval is required for such marketing, distributing and sale in the United States. In the event that our products are to be sold in certain territories requiring additional regulatory approvals, such approvals will need to be obtained by us or by our distributors.

Sales and Marketing

While the vaporizer for both Novokid® and Shine is designated to be a one-time purchase, the head cap and the capsules, will be sold separately based on the “razor-razor blade” business model (the initial sale of the intro kit accompanied by the recurring sales of the capsules and head cap). Based on our estimates, which we believe are both reasonable and conservative, our target customers are expected to purchase between 12-16 capsule units per year. Therefore, we estimate that the majority of our revenues will be generated in the future based on capsules sales for both Novokid® and Shine products.

The Company plans to focus its initial sales and marketing efforts for Novokid® on the European Union where CE approval was obtained in the third quarter of 2017, and once the FDA approval for the Novokid® product is received, also the United States. For Shine, the Company will focus on the Asian and U.S. markets.

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

In addition, in January 2019, we entered into a joint venture agreement with a Chinese partner for the formation of a Chinese joint venture intended to focus on the development of comprehensive and broad range of health, wellness, beauty and home products for customers by utilizing our patented technology of vaporization of natural and plant-based compounds. The joint venture intends to sell its products in the Greater China region, including mainland China, Hong Kong, Macao and Taiwan, directly or through others. We are currently working with our Chinese Partner on the formation of the Chinese joint venture entity.

The Company also plans to market and advertise its products through implementing an omni-channel strategy, both through online and retail sales outlets, which we believe will present a significant opportunity for generating sales and market acceptance.

Production

We manufacture our products through third party manufacturers in Israel and China. The Novokid® vaporizer is manufactured in China by a local manufacturer, which also handles assembly, integration and quality assurance for the vaporizer and manufactures the cap and the ancillary components of the Novokid® kit. The Novokid® treatment capsules are manufactured and filled in Israel by third party contractors. We are working with our contractors to erect an automated production and assembly line, which we expect to increase our manufacturing capacity as well as reduce its costs.

Research and Development

We incurred $571 thousand on research and development during the past two years. During this period, the Company completed the development of the Novokid® and we expect to complete the development of the Shine product in the first half of 2019. The design includes finalization of commercial design of the compressor, capsules and head cap and optimizing the products’ efficiency.

We plan to build upon the research and development achievements we had with the completion of the Novokid® product for head lice treatment as the basis to expand our variety of treatments and medical, beauty and wellness solutions, which will also be based on our vaporization platform and the knowledge we gained during the past years.

We are working on a new and proprietary capsule (patent-pending) which will enable a wider variety of future applications for our delivery platform.

Intellectual Property

Due to the importance of patents, we devoted significant efforts and resources and will continue to invest resources in strengthening our patent portfolio. Below is the list of patents we have registered to date:

Patents	Jurisdiction	Each patent’s relevance to the program	Date and status of registration

EP 2 438 830 B1	EU	Treating lice with gaseous compounds in airtight space.	Approved on July 16, 2014
US 9/307820 B2	U.S.	Treating lice with gaseous compounds in airtight space.	Approved on April 12, 2016
US 15/438842	U.S.	Treating an object with gaseous compounds in an airtight space.	February 22, 2017 *
US 62661868	U.S.	A capsule for the vaporization of liquid	April 24, 2018 *

* Under approval process.

We plan to expand our existing patents to encompass additional applications.

Competition

Novokid®

In the key markets (i.e. the United States and Europe) in which we compete, our competition ranges from prescription and OTC treatments, many of which are well-established and accepted in the market, to simple home remedies, which include occlusive agents, such as “petrolatum shampoo,” mayonnaise, butter or margarine, herbal oils, and olive oil, applied to suffocate lice. These home remedies, while widely used, have not been evaluated for effectiveness in randomized controlled trials. To date, with respect to occlusive agents, only anecdotal information is available concerning their effectiveness.

At present, in Israel, there are three brands which are dominating the lice treatment market. However, the active ingredients in these pharmacological therapies are mostly based on chemical insecticides or silicone. A major problem that chemical-based solutions (mainly pyrethroids) now face is that a growing amount of head lice have developed gene mutations that made them resistant to pyrethroids (those lice are being referred in the common population as “Super Lice”). Pyrethroids are the family of insecticides used to kill lice in common over-the-counter treatment products.

During our research, we found that no product on the market today provides a complete solution comparable to our treatment, which we believe places us in position to succeed in the head lice treatment market. Our treatment is designed to create an isolate, controlled environment around the head lice-infested area, in-which a vapor concentration of acetic acid is created, which will be fatal for lice and their eggs, but harmless to the skin and hair of the patient.

Shine

In the key markets (i.e. the United States, Europe and China) in which we compete, we have not identified a direct competitor utilizing the mechanism or technology similar to those employed by Shine, which is unique and innovative. Dry shampoos and other shine related cosmetic products can be regarded as indirect competitors.

Seasonality

It is unlikely that all head lice infestations can be prevented because children come into head-to-head contact with each other frequently, whether in school or in other environments where they are together. As a result, head-lice incidence primarily occur during the school year and during the summer camps. Therefore, we expect strong demand for our product throughout the year with minor or no seasonality fluctuations.

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

Israel, our home base country, had a corporate tax rate of 23% in 2018 and has signed tax treaties with many countries to reduce export and import tariffs. We believe that this export friendly policy in Israel will help our business because we will be manufacturing the capsules, which are the main component of the products, in Israel, for export to the United States, Canada and countries of European Union with the collective market.

According to a report published by Market Research Future, the global lice treatment market is expected to register a compound annual growth rate (CAGR) of 6.5% during the forecast period of 2018 to 2023. High prevalence of head lice and growing children population majorly drives the market. Moreover, factors such as increasing disposable income and rising healthcare expenditure provides suitable boost for the market growth. Contrary to the foregoing, we believe that lack of awareness and low per capita healthcare expenditure in the developing and low-income countries restricts market growth.

Government Regulation

Our head lice treatment is subject to regulation by and approval from CE and the FDA. European Union regulations specify that treatments for human diseases be classified either as a medicinal product or a medical device. Pediculosis (head lice) treatments fall into both categories. The European Union defines three different classes of pediculosis treatments:

1. Those that act via pharmacologically active ingredients (such as insecticides like pyrethrum extract, organophosphates or carbamates). These are classified as medicinal products. Such treatments have to overcome possibilities of resistance and toxicity (for example, the phasing out of linden in Europe over topological and environmental concerns).

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

During the third quarter of 2017, we have obtained a CE approval for our Novokid® solution, classified as a Class I medical device.

FDA approved treatments for head lice include both OTC products and prescription drugs, such as Nix and Rid, in the form of shampoos, creams and lotions. However, many head lice products are not for use in children under the age of two. Although OTC drugs are available for treatment of head lice, health care professionals often prescribe drugs approved by the FDA, such as Ulesfia (approved in 2009), Natroba (approved in 2011) or Sklice (approved in 2012) for the treatment of head lice.

With respect to obtaining FDA approval, we have entered into an OEM Agreement, according to which the OEM distributor will manufacture, distribute and sell the Company’s Novokid® head lice treatment products, in the United States, Canada, Brazil, Argentina, Costa Rica and Colombia, all on an exclusive basis. Under this OEM Agreement, the OEM distributor is responsible for obtaining and maintaining FDA approval and shall bear all costs related to such approval. Our OEM distributor is currently communicating with the FDA regarding Novokid®’s designation as a Medical Device. A Pre-Request for Designation (Pre-RFD) application was submitted to the FDA by our OEM Distributor outlining the product’s description, usage and benefits, in order to have it designated as a medical device. The FDA’s reply to our Pre-RFD is currently reviewed by our OEM Distributor and by us.

Employees

We currently engage 10 employees and service providers (some on a full time basis, and others on a part time basis) working in various fields of management, research and development, product management, marketing and regulatory advice.

We are subject to Israeli labor laws and regulations with respect to our employees located in Israel. These laws and regulations principally concern matters such as pensions, paid annual vacation, paid sick days, length of the workday and workweek, minimum wages, overtime pay, insurance for work-related accidents, severance pay and other conditions of employment. Our employees are not represented by a labor union. We consider our relationship with our employees to be good. To date, we have not experienced any work stoppages.

ITEM 1A. RISK FACTORS

Risks Associated With Our Business

We and our independent registered public accounting firm have expressed substantial doubt as to our ability to continue as a going concern.

Our 2018 financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern. To date we have not generated any significant revenues and have funded our operations through various forms of capital raising. As a result, there is substantial doubt about our ability to continue as a going concern. Further, based on our financial results for the year ended December 31, 2018, our independent registered public accounting firm has also expressed substantial doubt as to our ability to continue as a going concern.

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

The Company’s wholly-owned subsidiary is a private limited liability company and was incorporated under the laws of the State of Israel in 2009, and has not generated any significant revenues to date. There can be no assurance at this time that we will be able to operate profitably or that we will have adequate working capital to meet our obligations as they become due. Investors must consider the risks and difficulties frequently encountered by early stage companies, particularly in rapidly evolving markets. Such risks include the following:

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

We will require substantial additional funding to successfully commercially exploit our treatment platform for Novokid and Shine and develop new products and potentially significant additional costs if there are any unanticipated delays. We project that we will need to raise approximately $2,000 thousand during the next 12 months in order to successfully implement our business plan, of which there can be no assurance. Failure to obtain this necessary capital at acceptable terms, if at all, when needed may force us to delay, limit, or terminate our product development efforts and secure regulatory approvals and would adversely impact our planned research and development efforts in connection with our future products, which may make it more difficult for us to attain profitability.

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

Our revenues will be dependent upon acceptance of our vaporizer platform by the market. The failure of such acceptance will cause us to curtail or cease operations.

Uncertainty exists as to whether our vaporizer platform, including our head lice treatment solution, will be accepted by the market. A number of factors may limit the market acceptance of our vaporizer platform, including the availability of alternative treatments and the price of our product relative to alternative products. There is a risk that potential customers as well as physicians will be encouraged to continue to use other products or methods instead of ours. Notwithstanding the fact that our vaporizer platform is new in the market, customers may elect to use other treatments because of the historic acceptance of such treatments and the fact that they have been in the market for an extensive time. While we intend to continue to build and gather data to demonstrate the benefit of our vaporizer platform, this data gathering may not be conclusive or may be viewed as insufficient by potential users.

If our vaporizer platform is not accepted by the market we will continue to incur operating losses until such time as sales of our products reaches a mature level and we are able to generate sufficient revenues from these sales to meet our operating expenses. There can be no assurance that consumers will accept our unique products and vaporizer platform. In the event that we are not able to market and significantly generate market acceptance, our financial condition and results of operations will be materially and adversely affected.

Defects or malfunctions in our products could hurt our reputation, sales and profitability.

Our business and the level of customer acceptance of our products depend upon the effective and reliable operation of our vaporizer platform and specifically our head lice treatment platform, including its three components: vaporizer, head cap and capsules. If any component of our platform contains undetected defects or errors when first introduced or as new versions are released, our reputation could suffer and our potential revenues could decline or be delayed while such defects are remedied.

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

Our Bylaws include provisions that eliminate the personal liability of the directors and officers of the Company for monetary damages to the fullest extent possible under the laws of the State of Delaware or other applicable law. These provisions eliminate the liability of directors and officers to the Company and its stockholders for monetary damages arising out of any violation of a director or officer of his fiduciary duty of due care. Under Delaware law, however, such provisions do not eliminate the personal liability of a director or officer for (i) breach of the director’s or officer’s duty of loyalty, (ii) acts or omissions not in good faith or involving intentional misconduct or knowing violation of law, (iii) payment of dividends or repurchases of stock other than from lawfully available funds, or (iv) any transaction from which the director or officer derived an improper benefit. These provisions do not affect a director’s and officer’s liabilities under the federal securities laws or the recovery of damages by third parties.

Failure in our information technology systems, including by cybersecurity attacks or other data security incidents, could significantly disrupt our operations.

Our operations depend, in part, on the continued performance of our information technology systems. Our information technology systems are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptions. Failure of our information technology systems could adversely affect our business, profitability and financial condition. Although we have information technology security systems, a successful cybersecurity attack or other data security incident could result in the misappropriation and/or loss of confidential or personal information, create system interruptions, or deploy malicious software that attacks our systems. It is possible that a cybersecurity attack might not be noticed for some period of time. The occurrence of a cybersecurity attack or incident could result in business interruptions from the disruption of our information technology systems, or negative publicity resulting in reputational damage with our shareholders and other stakeholders and/or increased costs to prevent, respond to or mitigate cybersecurity events. In addition, the unauthorized dissemination of sensitive personal information or proprietary or confidential information could expose us or other third-parties to regulatory fines or penalties, litigation and potential liability, or otherwise harm our business.

Reporting requirements under the Securities Exchange Act of 1934 and compliance with the Sarbanes-Oxley Act Of 2002, including establishing and maintaining acceptable internal control over financial reporting, are costly and may increase substantially in the future.

The rules and regulations of the U.S. Securities and Exchange Commission, or the SEC, require a public company to prepare and file periodic reports under the Exchange Act, which require that the Company engage legal, accounting, auditing and other professional services. The engagement of such services is costly. Additionally, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires, among other things, that we design, implement and maintain adequate internal controls and procedures over financial reporting. The costs of complying with the Sarbanes-Oxley Act and the limited technically qualified personnel we have may make it difficult for us to design, implement and maintain adequate internal control over financial reporting. In the event that we fail to maintain an effective system of internal controls or discover material weaknesses in our internal controls, we may not be able to produce reliable financial reports or report fraud, which may harm our overall financial condition and result in loss of investor confidence and a decline in our share price.

We continue to evaluate the impact of internal control over financial reporting and disclosure controls and procedures. As of December 31, 2018, the Company’s internal control over financial reporting was ineffective due to the following material weaknesses: (i) inadequate segregation of duties consistent with control objectives; and (ii) ineffective controls over period end financial reporting and disclosure processes.

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

The commercialization of our vaporizer platform and products is dependent upon regulatory approvals.

The FDA established classifications for different generic types of devices, including, among others, class 1 medical devices, which is Novokid®’s existing classification, and cosmetic devices. The class to which a certain device is assigned determines, among other things, the type of premarketing application required for FDA clearance to market. With respect to future products, the regulatory path is highly dependent on the intended use of each product. In complying with this regulation, we will be required to obtain additional regulatory approvals for our vaporizer platform that will be used as a cosmetic product (i.e., Shine).

We may need to hire industry professionals with experience in the production and sale of our products and proposed products.

At present, we are a small company. We expect to hire industry professionals with experience in the medical device and beauty industries. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to manage any future growth effectively.

Although we have entered into a joint venture agreement with China-Israel Biological Technology Co. Ltd, there can be no assurance that such proposed joint venture will be formed.

We have entered into a joint venture agreement with China-Israel Biological Technology Co. Ltd., or CIB, for the establishment of a new Chinese entity, or the JV. The JV will focus on the field of health and cosmetics, including medical care, home care, hair care and body and skin care, in order to develop a comprehensive and broad range of health, wellness, beauty and home products for customers by utilizing the Company’s patented technology of vaporization of natural and plant-based compounds. The JV will sell its products in the Greater China region (including mainland China, Hong Kong, Macao and Taiwan) directly or through others. While the parties believe that the JV will be formed, there is no guarantee that we will be successful in our endeavors. There can be no assurance that the proposed joint venture with CIB will be completed.

A certain group of the Company’s stockholders may exert significant influence over our affairs, including the outcome of matters requiring stockholder approval.

As of the date of this Annual Report, a certain group of stockholders, including Zvi Yemini (through YMY Industry Ltd.), Marius Nacht, Microdel Ltd., Ran Tuttnauer (through Ran Tuttnauer Family Ltd.), Oren Traistman (personally and through Traistman Radziejewski Fundacja Ltd. collectively own approximately 56.86% of the issued and outstanding shares of our company. As a result, such individuals will have the ability, acting together, to control the election of our directors and the outcome of corporate actions requiring stockholder approval, such as: (i) a merger or a sale of our company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our certificate of incorporation and bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other stockholders and be disadvantageous to our stockholders with interests different from those individuals. Certain of these individuals also have significant control over our business, policies and affairs as officers or directors of the Company. Therefore, you should not invest in reliance on your ability to have any control over the Company.

Risks Related to Our Common Stock

Our common stock may suffer from reduced liquidity or illiquidity and as such sale of your holding may take a considerable amount of time.

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

As of March 15, 2019, we had outstanding options and warrants to purchase up to 5,781,519 shares of common stock for an average exercise price of $0.2979. To the extent any of our outstanding warrants are exercised or any additional warrants or options are granted and subsequently exercised, there will be further dilution to stockholders and investors. Until the options and warrants expire, the respective holders will have an opportunity to profit from any increase in the market price of our shares without assuming the risks of ownership. Holders of options and warrants may convert or exercise these securities at a time when we could obtain additional capital on terms more favorable than those provided by the options or warrants. The exercise of the options and warrants will dilute the voting interest of the owners of presently outstanding shares by adding a substantial number of additional shares of our common stock.

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

If we continue to fail to maintain effective internal control over financial reporting, the price of our common stock may be adversely affected.

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

The price of our common stock has been and may in the future continue to be extremely volatile, with the sale price fluctuating from a low of $0.04 to a high of $0.60 during the year commencing as of January 1, 2018. Many factors could have a significant impact on the future price of our common stock, including:

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

Provisions in our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition involving us that our stockholders may consider favorable. For example, our certificate of incorporation authorizes our board of directors to issue up to fifty million shares of “blank check” preferred stock. As a result, without further stockholder approval, the board of directors has the authority to attach special rights, including voting and dividend rights, to this preferred stock. With these rights, preferred stockholders could make it more difficult for a third party to acquire us.

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

We are incorporated under the laws of the State of Israel, our principal offices are located in central Israel and some of our officers, employees and directors are residents of Israel. Accordingly, political, economic and military conditions in Israel and the surrounding region may directly affect our business. Any hostilities involving Israel or the interruption or curtailment of trade within Israel or between Israel and its trading partners could adversely affect our operations and results of operations and could make it more difficult for us to raise capital. During November 2012 and from July through August 2014, Israel was engaged in an armed conflict with a militia group and political party who controls the Gaza Strip, and during the summer of 2006, Israel was engaged in an armed conflict with Hezbollah, a Lebanese Islamist Shiite militia group and political party. In December 2008 and January 2009 there was an escalation in violence among Israel, Hamas, the Palestinian Authority and other groups, as well as extensive hostilities along Israel’s border with the Gaza Strip, which resulted in missiles being fired from the Gaza Strip into Southern Israel. Similar hostilities accompanied by missiles being fired from the Gaza Strip into Southern Israel, as well at areas more centrally located near Tel Aviv and at areas surrounding Jerusalem, occurred during November 2012 and July through August 2014. These conflicts involved missile strikes against civilian targets in various parts of Israel, including areas in which our employees and some of our consultants are located, and negatively affected business conditions in Israel.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our corporate address is located at 1140 Avenue of the Americas, New York, NY 10036. Our headquarters and facilities, which we lease from an unaffiliated third party at a monthly rental of approximately $1,600 are located at 23 Hamelacha Street, Park Afek, Rosh Ha’ain, Israel. The offices consist of approximately 1,300 square feet and are sufficient for our use for the foreseeable future. The lease for our headquarters will expire on November 30, 2019, unless we extend it for an extension period through 2024 with the option to terminate it with two months prior notice period.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTER

Holders of our Common Stock

As of March 28, 2019, we had 95 registered stockholders holding 34,169,890 shares of common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain aggregate information with respect to our shares of common stock ordinary that may be issued under our equity compensation plans in effect as of December 31, 2018.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column) (3)
Equity compensation plans approved by security holders	___	___	___

Equity compensation plans not approved by security holders	3,328,185	$0.0001

Total	3,328,185	$0.0001	2,000,000

(1)	Represents shares of common stock issuable under our 2017 plan and upon exercise of outstanding options to purchase 3,328,185 shares of common stock.

(2)	The weighted average remaining term for the expiration of stock options is 3 years.

(3)	Represents shares of common stock available for future issuance under our 2018 Stock Incentive Plan which has replaced our 2017 plan. No additional awards will be made under the 2017 plan, however there are outstanding awards under subject to it.

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

Components of Our Statements of Operations

Research and Development Expenses

The Company incurred expenses of approximately $571 thousand on research and development during the past two years. During this period, the Company completed the lice product development, which included finalization of commercial design of the vaporizer, capsules and head cap and optimizing the product efficiency.

The Company plans to expand into a variety of treatments and solutions, which will also be based on the developed platform and the knowledge the Company gained principally during the past three years.

Marketing, General and Administrative Expenses

The Company plans to focus its initial sales and marketing efforts on the European Union, where CE approval was obtained in the third quarter of 2017, and if FDA approval for the Novokid® product is received also in the United States and Latin America countries, including Mexico, Brazil, Argentina, Chile, Colombia and Costa Rica.

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

In addition, in January 2019, we entered into a joint venture agreement with a Chinese partner for the formation of a Chinese joint venture intended to focus on the development of comprehensive and broad range of health, wellness, beauty and home products for customers by utilizing our patented technology of vaporization of natural and plant-based compounds. The joint venture intends to sell its products in the Greater China region, including mainland China, Hong Kong, Macao and Taiwan, directly or through others.

We also plan to market and advertise our products through implementing an omni-channel strategy, both through online and retail sales outlets, which we believe will present a huge opportunity for generating sales and market acceptance.

General and Administrative Expenses

Our general and administrative expenses consist of mainly stock based compensation expenses, salary and related expenses and certain other expenses.

Results of Operations

Year ended December 31, 2018 as compared to the year ended December 31, 2017

During the twelve months ended December 31, 2018, we generated $251 thousand in revenues, compared to no revenues in 2017.Revenues were recorded for the first time from the sales of our current product, Novokid®.

Our research and development expenses increased to $289 thousand comprised of ongoing research and development expenses during the twelve months ended December 31, 2018, compared to approximately $282 thousand during the prior year, an increase of approximately $6 thousand or 2%.

Our marketing, general and administrative expenses during the year ended December 31, 2018, were $2,003 thousand compared to $2,463 thousand during the prior year. The decrease is mainly due to decrease in payroll and consulting.

During the twelve months ended December 31, 2018, we incurred financial expenses of $30 thousand, as compared to financial income of $19 thousand during the prior year. The increase in financial expenses is mainly due to exchange rates.

As a result of the above, we incurred a net loss of approximately $2,157 thousand during the twelve months ended December 31, 2018 as compared to a net loss of approximately $2,858 thousand in 2017.

Year ended December 31, 2017 as compared to the year ended December 31, 2016

During the twelve months ended December 31, 2017 and 2016, we generated no revenues.

Our research and development expenses decreased to approximately $282 thousand (comprised of ongoing research and development expenses of approximately $178 thousand and additional sum of approximately $104 thousand in stock based compensation) during the twelve months ended December 31, 2017, compared to approximately $1,004 thousand (comprised of ongoing research and development expenses of approximately $831 thousand and additional sum of approximately $173 thousand in stock based compensation) during the prior year, a decrease of approximately $722 thousand or 72%. The decrease is mainly due to completion of research and development activities related to Novokid®, offset by ongoing research and development expenses related to Shine.

During the year ended on December 31, 2017, we recorded approximately $100 thousand fair value option expenses, related to the OEM Agreement with the OEM distributor in June 2017.

Our marketing, general and administrative expenses during the year ended December 31, 2017, were approximately $2,463 thousand compared to approximately $823 thousand during the prior year. The increase is mainly due to stock based compensation expenses.

During the twelve months ended December 31, 2017, we incurred financial income of approximately $19 thousand, as compared to financial expenses or approximately $26 thousand during the prior year. The decrease in financial expenses is mainly due to financing income related to our financial instruments.

As a result of the above, we incurred a net loss of approximately $2,858 thousand during the twelve months ended December 31, 2017 as compared to a net loss of approximately $1,854 thousand in 2016.

Liquidity and Capital Resources

Our balance sheet as of December 31, 2018, reflects total assets of approximately $1,158 thousand consisting mainly of cash and cash equivalents in the amount of approximately $475 thousand, inventory in the amount of approximately $249 thousand, other receivables of approximately $177 thousand and property and equipment net, of approximately $161 thousand. As of December 31, 2017, the balance sheet reflects total assets of approximately $862 thousand consisting mainly of cash and cash equivalents in the amount of approximately $590 thousand, inventory in the amount of approximately $41 thousand, other receivables of approximately $106 thousand and property and equipment net, of approximately $96 thousand. The increase is related mainly to an increase of property and equipment by approximately $65 thousand, and an increase in inventory balance by approximately $207 thousand.

As of December 31, 2018, we had total current liabilities of approximately $385 thousand consisting of accounts payable and accrued expenses of approximately $231 thousand, note payable of approximately $80 thousand. As of December 31, 2017, we had total current liabilities of approximately $327 thousand consisting of approximately $106 thousand in accounts payable and accrued expenses, note payable of approximately $89 thousand and option liability of approximately $132 thousand.

As of December 31, 2018, we had positive working capital of approximately $573 thousand, compared to positive working capital of approximately $413 thousand at December 31, 2017. The working capital has been sufficient to sustain our operations to date, although there is substantial doubt about our ability to continue as going concern.

Our total liabilities as of December 31, 2018 and 2017 were approximately $417 thousand and $351 thousand respectively.

During the twelve months ended December 31, 2018, we used approximately $2,386 thousand in our operating activities. This resulted mainly from an overall net loss of approximately $2,157 thousand.

During the twelve months ended December 31, 2017, we used approximately $1,470 thousand in our operating activities. This resulted mainly from an overall net loss of approximately $2,858 thousand, offset by stock-based compensation expenses of approximately $1,258 thousand, fair value option expenses of approximately $132 thousand and a decrease in accounts payable and accrued expenses of approximately $120 thousand.

During the year ended December 31, 2018, our investing activities required approximately $98 thousand due to the purchase of property, plant and equipment, approximately $15 thousand for a severance pay fund, this compared to approximately $5 thousand due to the purchase of property, approximately $7 thousand for a severance fund and approximately $6 thousand investment in long-term deposit during the year ended December 31, 2017.

During the twelve months ended December 31, 2018, our financing activities provided us with approximately $2,372 thousand through the issuance of common stock, as compared to approximately $1,778 thousand in the prior year, this was result of proceeds from the issuance of common stock

While management of the Company believes that the Company will be successful in its current and planned operating activities, there can be no assurance that the Company will be successful in the achievement of sales of its products that will generate sufficient revenues to earn a profit and sustain the operations of the Company.

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

Recently issued accounting pronouncements

Recently issued accounting pronouncements are described in the notes to our financial statements for the years ended December 31, 2018 and 2017, which are included within Item 8 in this annual report.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the years ended December 31, 2018 and 2017 and which included within Item 8 in this annual report.

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

TECHCARE CORP.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of TechCare Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TechCare Corp. and its subsidiary (the “Company”), as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 28, 2019

We have served as the Company’s auditor since 2017.

TechCare Corp.

Consolidated Balance Sheets

As of December 31, 2018, and 2017

	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$474,715	$589,818
Inventory	248,912	41,445
Accounts receivable	13,462	3,318
Inventory subject to refund	44,529	-
Other receivables	176,583	105,818
Total current assets	958,201	740,399

Non-current assets:
Severance pay fund	27,258	13,764
Long-term deposits	11,366	12,287
Property and equipment, net	161,401	95,984
Total non-current assets	200,025	122,035
Total assets	$1,158,226	$862,434

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$231,311	$106,362
Note payable	80,026	88,751
Refund liability	73,464	-
Option liability	-	132,470
Total current liabilities	384,801	327,583

Non-current liability:
Liability for severance pay	31,971	23,422
Total liabilities	416,772	351,005

Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized; none issued and outstanding at December 31, 2018 and 2017	-	-
Common stock, par value $0.0001 per share, 500,000,000 shares authorized; 33,212,036 and 25,835,401 shares issued and outstanding at December 31, 2018 and 2017, respectively	3,322	2,584
Accumulated other comprehensive income	106,870	104,777
Additional paid-in capital	9,329,419	6,945,151
Stock to be issued	30,000	30,000
Accumulated deficit	(8,728,157)	(6,571,083)
Total stockholders’ equity	741,454	511,429
Total liabilities and stockholders’ equity	$1,158,226	$862,434

The accompanying notes are an integral part of these consolidated financial statements.

TechCare Corp.

Consolidated Statements of Operations and Comprehensive Loss

For the Years December 31, 2018 and 2017

	For the years ended
	December 31, 2018	December 31, 2017

Revenues	251,417	-
Cost of revenues	218,639	-
Gross profit	32,778	-

Research and development expenses	288,813	282,425
Marketing, general and administrative expenses	2,003,709	2,462,836
Change in fair value of option liability	(132,470)	132,470
Operating loss	2,127,274	2,877,731

Financial expenses (income),net	29,800	(19,341)
Loss before income taxes	2,157,074	2,858,390

Net loss	$2,157,074	$2,858,390

Net loss per common stock:
Basic	$(0.07)	$(0.12)
Diluted	$(0.07)	$(0.13)

Weighted average number of common stock outstanding:
Basic	32,476,194	23,676,574
Diluted	32,607,583	23,837,207

Comprehensive loss:
Net loss	2,157,074	2,858,390
Other comprehensive income attributable to foreign currency translation	(2,093)	(7,774)
Comprehensive loss	2,154,981	2,850,616

The accompanying notes are an integral part of these consolidated financial statements.

TechCare Corp.

Consolidated Statements of Stockholders’ Equity

Years ended December 31, 2018 and 2017

	Common Stock		Additional Paid-in	Stock to be	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	stock	amount	Capital	issued	deficit	Income	equity
Balance at December 31, 2016	20,381,211	$2,038	$3,727,610	-	(3,712,693)	$97,003	$113,958
Issuance of common stock and warrants	5,836,180	584	1,777,666	-	-	-	1,778,250
Foreign currency translation differences	-	-	-	-	-	7,774	7,774
Stock-based compensation to employees	-		832,122	-	-	-	832,122
Stock-based compensation to non - employees	-		425,829	-	-	-	425,829
Issuance of common stock for services	426,143	42	181,844	30,000			211,886
Net loss for the year	-	-	-	-	(2,858,390)	-	(2,858,390)
Balance at December 31, 2017	25,835,401	$2,584	$6,945,151	30,000	(6,571,083)	$104,777	$511,429
Issuance of Common stock and warrants	7,376,635	738	2,371,262			-	2,372,000
Foreign currency translation differences						2,093	2,093
Stock-based compensation to non - employees			13,006			-	13,006
Net loss for the year					(2,157,074)	-	(2,157,074)
Balance at December 31, 2018	33,212,036	3,322	9,329,419	30,000	(8,728,157)	106,870	741,454

TechCare Corp.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2018 and 2017

	For the Years Ended
	December 31, 2018	December 31, 2017
Cash flow from operating activities:
Net loss	$(2,157,074)	$(2,858,390)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,322	21,145
Issuance of common stock for services	-	100,963
Change in fair value of option liability	(132,470)	132,470
Stock-based compensation	13,006	1,257,951
Changes in cash attributed to changes in operating assets and liabilities:
Other receivables	(93,637)	27,448
Inventory subject to refund	(47,466)	-
Inventory	(218,694)	(41,445)
Accounts payable and accrued expenses	138,495	(119,915)
Liability for severance pay	10,521	9,378
Refund liability	76,561	-
Net cash used in operating activities	(2,386,436)	(1,470,395)

Cash flow from investing activities:
Purchases of property and equipment	(97,992)	(5,293)
Severance pay fund	(14,818)	(7,123)
Long-term deposits	-	(5,999)
Net cash used in investing activities	(112,810)	(18,415)

Cash flow from financing activities:
Proceeds of funds from advance investment	-	250,000
Proceeds from issuance of common stock and warrants	2,372,000	1,528,250
Net cash provided by financing activities	2,372,000	1,778,250

Effect of exchange rates on cash and cash equivalents	12,143	25,337

Net increase (decrease) in cash and cash equivalents	(115,103)	314,777
Cash and cash equivalents - beginning of year	589,818	275,041
Cash and cash equivalents - end of year	$474,715	$589,818
Non-cash financing activity during the year:
Conversion of advance investment to common stock		250,000
Issuance of common stock		181,886

The accompanying notes are an integral part of these consolidated financial statements.

TechCare Corp.

Notes to consolidated financial statements

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Nature of operations

TechCare Corp. (“Techcare” or the “Company”) was incorporated under the laws of the State of Delaware on May 26, 2010. The Company’s common stock is traded in the United States on the OTCQB market under the ticker symbol “TECR.”

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

Going Concern

During the year ended December 31, 2018, the Company had a total comprehensive loss of $2.2 million. As of December 31, 2018, the Company incurred accumulated losses of approximately $8.7 million. Based on the projected cash flows and Company’s cash balance as of December 31, 2018, the Company’s management is of the opinion that without further fund raising it will not have sufficient resources to enable it to continue advancing its activities including the development, manufacturing and marketing of its products for a period of at least 12 months from the date of issuance of these financial statements. As a result, there is substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans include the continued commercialization of their products, to continue taking cost reduction steps and securing sufficient financing through the sale of additional equity securities, debt or capital inflows from strategic partnerships. There are no assurances however, that the Company will be successful in obtaining the level of financing needed for its operations. If the Company is unsuccessful in commercializing its products and securing sufficient financing, it may need to reduce activities, or curtail or cease operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

TechCare Corp.

Notes to consolidated financial statements (continued)

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates using assumptions that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates, and such differences may have a material impact on the Company’s financial statements. As applicable to these consolidated financial statements, the most significant estimate relates to the assumptions underlying stock-based compensation, refund liability, inventories measurement including inventory subject to refund, and the recoverability of long-lived assets.

Functional Currency and Foreign Currency Translation and Transactions.

The currency of the primary economic environment in which the operations of the Company and its subsidiary are conducted is the New Israeli Shekel (“NIS”).

The presentation currency of the financial statements is the U.S. dollar. Assets and liabilities are translated at year-end exchange rates, while revenues and expenses are translated at actual exchange rates during the year. Differences resulting from translation are presented in equity, under accumulated other comprehensive income (loss). Gains and losses arising from foreign currency transactions of monetary balances denominated in non-functional currencies are reflected in financial income (expense), net in the consolidated statements of operations and comprehensive loss.

Financial expenses (income), net in the consolidated statements of operations and comprehensive loss comprised mainly of exchange rate differentials.

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less when acquired, that are not restricted as to withdrawal or use, are considered to be cash or cash equivalents.

Accounts receivable

The balance of accounts receivable includes amounts due from distributors for products sold in the ordinary course of business, net of commissions earned. If payment is due based on payment terms with one year or less, they are classified as current assets. If not, they are presented as non-current assets.

Inventories

Inventory is measured at the lower of cost or net realizable value. The cost is determined on the “first in-first out” basis. Inventory costs consist of materials, direct labor and overhead. Net realizable value is an estimated selling price in the ordinary course of business less applicable selling expenses. Provisions for potentially obsolete or slow-moving inventory are made based on management’s analysis of inventory levels and historical obsolescence.

TechCare Corp.

Notes to consolidated financial statements (continued)

Property, plant and Equipment

Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, or in the case of leasehold improvements, the shorter of the lease term (including any renewal periods, if appropriate) or the estimated useful life of the asset. Repairs and maintenance are charged to expense during the financial period in which they are incurred.

Depreciation lives are as follows:

Years
Computers and software	3
Electronic equipment	7
Office furniture and equipment	14-15
Machinery and equipment	mainly 5

Leasehold improvements are amortized by the straight line method over the term of the lease, which is shorter than the estimated useful life of the improvements.

Impairment of long-lived assets

Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In the event that the sum of the expected future undiscounted cash flows expected to be generated by the long-lived assets is less than the carrying amount of such assets, an impairment charge would be recognized and the assets would be written down to their estimated fair values. During the years ended 2018 and 2017, no impairment was recorded.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. A hierarchy has been established for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that are developed using market data, such as publicly available information about actual events or transactions, and that reflect the assumptions that market participants would use when pricing the asset or liability. Unobservable inputs are inputs for which market data are not available and that are developed using the best information available about the assumptions that market participants would use when pricing the asset or liability. The fair value hierarchy categorizes into three levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date. Level 2 inputs include inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs). Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

TechCare Corp.

Notes to consolidated financial statements (continued)

Revenue Recognition

Effective January 1, 2018, the Company adopted a new accounting standard related to the recognition of revenue in contracts with customers. Since the Company had no revenues prior to January 1, 2018, the new standard had no impact on revenues and results of operations for prior periods.

The Company derives revenues from sales of its Novokid product directly or indirectly through its distributors in the Netherlands and in Israel.

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

Revenue is measured as the amount of consideration expected to be received in exchange for transferring goods to the end customer or to the distributor. The Company also considers products that might be returned mostly based on the terms stipulated in the agreements with its distributors. The Company recognized the amount received or receivable that is expected to be returned as a refund liability, representing its obligation to return the clients’ consideration. The Company also defers the associated costs of the refund liability and recognize it as inventory subject to refund.

The Company reports revenue net of any revenue based taxes assessed by governmental authorities that are imposed on and concurrent with specific revenue-producing transactions.

Revenue from products are recognized when the customer or the distributor has obtained control of the goods (for the Company’s current arrangements, this is at a point in time of revenue recognition) based on the shipping terms. The Company recognizes revenue on sales to distributors upon shipment of the goods, when the distributor has economic substance apart from the Company and the distributor is considered the principal for the transaction with the end-user client.

Research and Development

Research and development expenses are expensed as incurred, and consist primarily of personnel, facilities, equipment and supplies for research and development activities.

Advertising costs

Advertising expenses are expended as incurred and were approximately $369 thousand and $52 thousand for the years ended December 31, 2018 and 2017, respectively.

Loss per Share

Loss per share is based on the loss that is attributed to the stockholders holding common stock divided by the weighted average number of common stock outstanding and fully vested outstanding options granted to employees and non-employees with an exercise price of $0.0001 for the reported periods.

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

TechCare Corp.

Notes to consolidated financial statements (continued)

Concentration of credit risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalents are invested with major banks in Israel and the United States. Generally, these investments may be redeemed upon demand and the Company believes that the financial institutions that hold the Company’s cash deposits are financially sound and, accordingly, bear minimal risk. The Company’s accounts receivable are mainly derived from sales to its Israeli distributor.

Stock-Based Compensation

Stock-Based Compensation to employees, officers and directors

The Company measures and recognizes compensation expenses for its equity classified stock-based awards to employees, including stock-based option awards under its plan based on estimated fair values on the grant date. The Company calculates the fair value of stock-based option awards on the grant date using the Black-Scholes option pricing model. The option-pricing model requires a number of assumptions, of which the most significant are the stock price volatility and the expected option term. For the years ended December 31, 2018 and 2017, the volatility was based on the historical stock volatility of several peer companies, as the Company has limited trading history to use the volatility of its own common stock. The expected option term is calculated using the simplified method, as the Company has no historical share option exercise experience which can provide a reasonable basis to estimate its expected option term. The interest rate for periods within the expected term of the award is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company’s expected dividend rate is zero, since the Company does not currently pay cash dividends on its stock and does not anticipate doing so in the foreseeable future. Each of the above factors require the Company to use judgment and make estimates in determining the percentages and time periods used for the calculation. If the Company were to use different percentages or time periods, the fair value of stock-based option awards could be materially different. The Company recognizes stock-based compensation cost for option awards based on the straight line method over the requisite service period.

Effective January 1, 2017, the Company adopted an Accounting Standards Update (“ASU”) which simplifies certain aspects of the accounting for share-based payments, including, among other items, accounting for income taxes and allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur, rather than to account for them based on an estimate of expected forfeitures. The adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.

Stock-Based Compensation to non-employees – Options and Warrants

In June 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-07, “Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”) (see Note 2 below). The Company early adopted ASU 2018-07 commencing on January 1, 2018, with no material impact on its consolidated financial statements. Prior to the adoption of ASU 2018-07, stock options issued to consultants and other non-employees, as compensation for services provided to the Company, were accounted for based upon the fair value of the options. The fair value of the options granted were measured on a final basis at the end of the related service period and were recognized over the related service period using the straight line method. After the adoption of ASU 2018-07, the measurement date for non-employee awards is the date of the grant. The compensation expense for non-employees is recognized, without changes in the fair value of the award, over the requisite service period, which is the vesting period of the respective award.

TechCare Corp.

Notes to consolidated financial statements (continued)

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

The Company recognizes liabilities for uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the tax authority based on the merits of the position. It is inherently difficult and subjective to estimate such amounts, as the Company has to determine the probability of various possible outcomes. The Company reevaluate these uncertain tax positions based on factors including, but not limited to, changes in facts or circumstances, changes in tax law or an effective settlement of audit issues. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to a tax provision.

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

Comprehensive Income (loss)

The Company complies with ASC 220, “Comprehensive Income,” which establishes rules for the reporting and display of comprehensive income (loss) and its components. The Company reports the financial impact of translating its foreign subsidiary financial statements from functional currency to reporting currency as a component of other comprehensive income (loss).

TechCare Corp.

Notes to consolidated financial statements (continued)

Contingent Liabilities

Management applies the guidance in Accounting Standards Codification (“ASC”) 450-20-25 when assessing losses resulting from contingencies. If the assessment of a contingency indicates that it is probable that a loss has been incurred and the amount of the liability can be reasonably estimated, then the Company would record an accrued expense in the Company’s financial statements. If the assessment indicates that a potential loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss, if determinable, is disclosed.

Loss contingencies considered to be remote by management are generally not disclosed unless material or they involve guarantees in which case the guarantee would be disclosed.

NOTE 2: NEW ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Adopted in Current year

In May 2014, and in following related amendments, the FASB issued a new comprehensive revenue recognition guidance on revenue from contracts with customers (the “Standard”) that will supersede the current revenue recognition guidance. The Standard provides a unified model to determine when and how revenue is recognized. The core principle of the Standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted this guidance on January 1, 2018, which resulted in no impact on its consolidated financial statements since the Company had no revenues prior to 2018.

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

In June 2018, the FASB issued ASU 2018-07, “Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”). ASU 2018-07 supersedes Subtopic 505-50, “Equity—Equity-Based Payments to Non-Employees,” and is effective for all public entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company early adopted ASU 2018-07 commencing January 1, 2018, with no material impact on its consolidated financial statements.

TechCare Corp.

Notes to consolidated financial statements (continued)

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued a new ASU which supersedes the current lease accounting guidance. Under the new lease accounting guidance, lessees will be required to recognize a right-of-use asset and a lease liability for all leases, other than leases that meet the definition of a short-term lease. The liability and the right-of-use asset arising from the lease will be measured as the present value of the lease payments. In addition, enhanced disclosures will also be required to give financial statement users the ability to assess the amount, timing and uncertainty of cash flows arising from leases and to increase transparency and comparability among companies. From February 2016 to December 2018, the FASB issued several amendments to the new lease accounting guidance to provide further clarifications, practical expedients as well as implementation and transition guidance. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, using a modified retrospective transition approach. Early adoption was permitted. Under all of the Company’s lease arrangements, the Company is the lessee (for assets such as office lease), in an operating lease.

Upon adoption, the Company will apply certain practical expedients, including applying the new lease accounting guidance on the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than in the earliest period presented, without adjusting the comparative periods. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13 “Fair Value Measurement (Topic 820)-Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement”. This guidance removes certain disclosure requirements related to the fair value hierarchy, modifies existing disclosure requirements related to measurement uncertainty and adds new disclosure requirements. The new disclosure requirements include disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. Certain disclosures required by this guidance must be applied on a retrospective basis and others on a prospective basis. The guidance will be effective for fiscal years beginning after December 15, 2019, although early adoption is permitted. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.

NOTE 3: OTHER RECEIVABLES

Other receivables consisted of the following:

	December 31, 2018	December 31, 2017
	US dollars
Prepaid expenses	$51,110	$86,122
VAT Institutions	121,971	19,696
Advanced for suppliers	3,502	-
	$176,583	$105,818

TechCare Corp.

Notes to consolidated financial statements (continued)

NOTE 4: PROPERTY PLANT AND EQUIPMENT

Property, plant and equipment, consists of the following:

	December 31, 2018	December 31, 2017
	US dollars
Computer and software	$15,840	$15,744
Electronic equipment	11,815	3,304
Office furniture and equipment	9,290	10,043
Leasehold improvements	4,702	5,083
Machinery and equipment	185,394	108,142
	$227,041	$142,316
Accumulated depreciation and amortization	(65,640)	(46,332)
Property and equipment, net	$161,401	$95,984

Depreciation and amortization expenses were approximately $24 thousand and $21 thousand in the years ended December 31, 2018 and 2017, respectively.

NOTE 5: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consists of the following:

	December 31, 2018	December 31, 2017
	US dollars
Accounts payable	$63,935	$14,246
Related parties – see Note 14	25,506	15,864
Accrued expenses	30,199	1,312
Professional services	66,378	13,268
Payroll liabilities	36,043	12,561
Advance from OEM Distributor	9,250	49,111
	$231,311	$106,362

The carrying amount of accounts payable approximates its fair value.

NOTE 6: NOTE PAYABLE

As of December 31, 2018 and December 31, 2017, a note payable in the aggregate amount of NIS 307,700 ($80,026 and $88,751 respectively) was outstanding. The note payable has no stated maturity date and bears no interest but rather is payable immediately upon demand of the lender.

As of December 31, 2018, the carrying amount of the note payable approximates its fair value based on the fact that the note is payable on demand.

TechCare Corp.

Notes to consolidated financial statements (continued)

NOTE 7: LIABILITY FOR SEVERANCE PAY

Israeli labor laws generally require severance payments upon dismissal of an employee or upon termination of employment in certain other circumstances.

Severance pay liability with respect to Israeli employees’ is calculated pursuant to the Israeli Severance Pay Law based on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date. The Company records an expense for the increase in its severance liability, net of earnings (losses), from the related severance pay fund. The liability is presented on an undiscounted basis as a long-term liability.

The Company’s liability for all of its Israeli employees is covered for by monthly deposits of severance pay funds. The value of the deposited funds is based on the cash surrender value of these policies and includes profits (or losses) accumulated through the balance sheet date. The deposited funds may be withdrawn only upon the fulfillment of the obligations pursuant to the Israeli Severance Pay Law or labor agreements. The amounts funded are presented separately in the balance sheet as a severance pay fund.

NOTE 8: STOCKHOLDERS’ EQUITY

Share capital

Common stock confers upon their holders the right to receive notice to participate and vote in general meetings of the Company, and the right to receive dividends if declared. Also, upon completion of the merger, the Company’s stockholders approved the authorization of ten million (10,000,000) shares of preferred stock, which may be issued in one or more classes or series, having such designations, preferences, privileges and rights as the Board of Directors (the “Board”) may determine. No preferred stock was issued during the years ended December 31, 2018 and 2017.

During the year ended December 31, 2017, the Company entered into several agreements with certain investors, pursuant to which the Company raised an aggregate amount of $1,778,250, consisting of: (a) $878,250 was raised at a purchase price of $0.483 per share with warrants to purchase 15,528 shares of common stock granted with an exercise price of $0.483 per share (expired during the third quarter of 2017) and (b) $850,000 was raised at a purchase price of $0.224 per share.

During the year ended December 31, 2018, the Company entered into several agreements with certain investors, pursuant to which the Company raised an aggregate amount of $2,372,000, at purchase price per share ranging from $0.261 to $0.387, with warrants granted with an exercise price of $0.60, which will expire during a period ranging from June 17, 2019 to November 13, 2019, as detailed below:

Warrants granted	Exercise price	Expiration date

645,995	$0.387	June 30, 2018 (expired)
516,796	$0.387	September 30, 2018 (expired)
70,000	$0.60	June 17, 2019
416,667	$0.60	June 27, 2019
416,667	$0.60	August 7, 2019
83,333	$0.60	August 7, 2019
166,667	$0.60	August 7, 2019
50,000	$0.60	August 21, 2019
416,667	$0.60	October 27, 2019
833,333	$0.60	November 13, 2019

TechCare Corp.

Notes to consolidated financial statements (continued)

Stock-Based Compensation to employees, officers and directors

Stock based awards are accounted for using the fair value method in accordance with ASC 718, “Shared Based Payment.” The Company’s primary type of stock-based compensation consists of stock options to directors, employees and officers. The Company uses Black-Scholes option pricing model in valuing options.

During March 2017, the Company granted to certain employees options to purchase 869,596 of the Company’s common stock for an exercise price of $0.0001. During September 2017, the Company granted its CEO options to purchase 266,369 of the Company’s common stock for an exercise price of $0.0001 per share. The options granted in 2017 were fully vested on the date of the grant and exercisable into the Company’s common stock at a 1:1 ratio for 2.5 years from the date of the grant.

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

A summary of the stock option activity for employees and directors for the years ended December 31, 2018 and 2017:

	Number of Options	Weighted Average Exercise Price
		U.S Dollar
Options outstanding at December 31, 2017	2,640,334	0.0001
Granted	-	-
Options outstanding at December 31, 2018	2,640,334	0.0001
Options exercisable at December 31, 2018	2,640,334	0.0001

Options outstanding at December 31, 2016	1,504,369	0.0001
Granted	1,135,965	-
Options outstanding at December 31, 2017	2,640,334	0.0001
Options exercisable at December 31, 2017	2,640,334	0.0001

Stock-based compensation expenses related to employee awards, included in the Company’s statements of operations and comprehensive loss, were allocated as follows:

	Year ended
	December 31, 2018	December 31, 2017
	US dollars
Research and development	-	103,795
Marketing, general and administrative	-	728,327
	$-	$832,122

TechCare Corp.

Notes to consolidated financial statements (continued)

Stock-Based Compensation to non-employees – Options and Warrants

The Company early adopted ASU 2018-07 commencing July 1, 2018, with no impact on its consolidated financial statements. Prior to the adoption of ASU 2018-07, stock options issued to consultants and other non-employees, as compensation for services provided to the Company, were accounted for based upon the fair value of the options. The fair value of the options granted were measured on a final basis at the end of the related service period and were recognized over the related service period using the straight line method. After the adoption of ASU 2018-07, the measurement date for non-employee awards is the date of the grant. The compensation expense for non-employees is recognized, without changes in the fair value of the award, over the requisite service period, which is the vesting period of the respective award.

In the second quarter of 2018, as part of consulting agreements, the Company granted options to non-employees, as follows:

1)	Options to a related party and a member of the Company’s advisory Board, exercisable to purchase 83,393 shares of common stock of the Company, at an exercise price of $0.0001 per share. The options vest as follows: 25% of the options will be exercisable on December 1, 2018, and the remaining 75% will be considered exercisable at the end of each subsequent three-month period thereafter, over the course of 12 quarters.

2)	Options to a related party and member of the Company’s advisory Board, exercisable to purchase 83,393 shares of common stock of the Company, at an exercise price of $0.0001 per share. The options vest as follows: 25% of the options will be exercisable on January 1, 2019, and the remaining 75% will be considered exercisable at the end of each subsequent three-month period thereafter, over the course of 12 quarters.

3)

Options to a related party, a member of the Company’s Board and its advisory Board, exercisable to purchase 436,349 shares of common stock of the Company, at an exercise price of $0.387 per share.

The options would have become vested in accordance with the following vesting periods: 33.33% of the options will be exercisable on January 1, 2019, and the remaining 66.67% would have been considered exercisable at the end of each subsequent three-month period thereafter, over the course of 8 quarters.

The options were waived and cancelled, by mutual consent, on November 14, 2018, following the resignation of the aforesaid related party from the Board.

The following assumptions were applied in determining the options’ fair value on their grant date:

Risk-free interest rate	2.65%-2.85%
Expected shares price volatility	70%
Expected option term (years)	5
Dividend yield	-

In 2017, the Company granted options to non-employees, as follows:

1)	During January 2017 the Company granted to a non-employee warrants to purchase 100,000 of the Company’s common stock at an exercise price of $1.50 per share, exercisable for a period of 24 months commencing on the date of the agreement, which were fully vested on the date of the grant. The warrants expired on January 21, 2019.

2)	During March 2017, the Company granted to non-employees options to purchase 521,065 of the Company’s common stock for an exercise price of $0.0001. The options granted were fully vested on the date of the grant and exercisable into the Company’s common stock at a 1:1 ratio for 5 years from the date of the grant.

TechCare Corp.

Notes to consolidated financial statements (continued)

The following assumptions were applied in determining the options’ fair value on their grant date:

Risk-free interest rate	1.54%
Expected shares price volatility	70%
Expected option term (years)	2-5
Dividend yield	-

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

A summary of the stock option activity for non-employees for the years ended December 31, 2018 and 2017:

	Number of Options	Weighted Average Exercise Price
		U.S Dollar
Options outstanding at December 31, 2016	-	-
Granted	621,065	0.2416
Options outstanding at December 31, 2017	621,065	0.2416
Granted	603,135	0.2800
Cancelled	(436,349)	0.3870
Options outstanding at December 31, 2018	787,851	0.1905
Options exercisable at December 31, 2018	641,913	0.2338

Stock-based compensation expenses in the amount of $13,006 and $425,829 are included in the Company’s statements of operations and comprehensive loss for the years ended December 31, 2018 and 2017, respectively, were recorded in marketing, general and administrative expenses.

TechCare Corp.

Notes to consolidated financial statements (continued)

Stock granted to non-employees:

During the year ended December 31, 2017, the Company issued the following shares of common stock in relation to services:

a.	In the first quarter of 2017, the Company signed an agreement to issue 300,000 shares of the Company’s common stock to a consultant for his consulting services. The fair value of the stock issued calculated at the grant date was $111,000.

b.

In the second quarter of 2017, the Company signed a service agreement with a service provider, pursuant to which the Company agreed to pay a certain monthly fee and also granted the service provider 70,000 shares of common stock, which were issued in April 2017. The fair value of the stock issued calculated at the grant date was $42,000.

c.

In the second quarter of 2017, the Company signed a consulting agreement with a consultant pursuant to which the Company agreed to pay a certain monthly fee and grant the consultant up to 500,000 shares of common stock of the Company to be issued as follows: (1) 50,000 shares of common stock on the execution of the agreement, and (2) the remaining 450,000 shares of common stock contingent upon the successful achievement of certain milestones, as described in the agreement. As of December 31, 2017 and 2018, the Company had not yet issued the 50,000 shares of common stock and, therefore, recorded the stock to be issued in the consolidated financial statements. The fair value of the common stock to be issued calculated at the grant date was $30,000. Also, as of December 31, 2017 and 2018, the milestones were not achieved and no additional common stock was issued.

d.	In the third quarter of 2017, the Board approved the issuance of 40,782 shares of common stock for professional corporate services. The common stock was issued during the fourth quarter of 2017. The fair value of the common stock issued calculated at the grant date was $18,964.

All expenses related to stock issued to non-employees are included in the Company’s statements of operations and comprehensive loss for the years ended December 31, 2017 and 2018 in marketing, general and administrative expenses.

NOTE 9: OEM DISTRIBUTION AGREEMENT

On June 23, 2017, the Company entered into an OEM agreement (the “OEM Agreement”) with a medical device and wellness applications company based in the United States (the “OEM Distributor”), according to which the OEM Distributor will manufacture, distribute and sell the Company’s Novokid head lice treatment products in the United States, Canada, Brazil, Argentina, Costa Rica and Colombia, all on an exclusive basis, pursuant to and in accordance with the terms and conditions set forth in the OEM Agreement, including minimum royalties commitments. The OEM Distributor will be solely responsible for obtaining and maintain the approval from the US Food and Drug Administration (the “FDA”) and shall bear all costs related to such approval. The Company, through its OEM Distributor, has been communicating with the FDA regarding Novokid’s designation as a medical device. An application to the FDA Office of Combination (OCP division) is being prepared.

As of the date of these financial statements, an FDA approval was not obtained, hence, the Company did not generate any revenues from the OEM agreement.

As part of the OEM Agreement, the OEM Distributor paid a royalty advance of $10,000 and an amount of $140,000 is held in an escrow account, until the Company completes certain milestones, as described in the OEM Agreement. As of December 31, 2018 the milestones were not achieved.

TechCare Corp.

Notes to consolidated financial statements (continued)

Also, as part of the OEM Agreement, the Company granted the OEM Distributor an option to purchase up to 9.09% of the Company’s common stock for a total consideration of up to $900,000, exercisable until January 15, 2018. The option expired on January 15, 2018.

The fair value of the option as of June 23, 2017 (initial recognition) amounted to $432,518. The key assumptions used in the options’ valuation was as follows:

Risk-free interest rate	1.14%
Expected shares price volatility	70%
Expected option term (years)	0.56
Dividend yield	-

The fair value of the option liability as of December 31, 2017 amounted to $132,470. The key assumptions used in the options’ valuation was as follows:

Risk-free interest rate	1.28%
Expected shares price volatility	70%
Expected option term (years)	0.04
Dividend yield	-

On March 25, 2019, the Company received a notice of termination from the OEM Distributor. Accordingly, the Company will not proceed with the agreement. (see Note 15).

NOTE 10: INCOME TAXES

a. Basis of taxation

The Company and its subsidiary are taxed under the domestic tax laws of the jurisdiction of incorporation of each entity (United States and Israel). Loss before taxes on income for the years ended December 31, 2018 and 2017 were as follows:

	Year ended
	December 31, 2018	December 31, 2017
	US dollars
Israeli	2,125,364	2,536,443
Non-Israeli	31,710	321,947
	$2,157,074	$2,858,390

b. Corporate tax rates

The regular corporate tax rate in Israel in 2017 was 24% and 23% in 2018.

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “TCJA”), which among other things, reduced the federal corporate tax rate from 35% to 21%, effective January 1, 2018.

The TCJA has had no impact on the Company’s consolidated financial statements for the years ended December 31, 2018 and 2017.

TechCare Corp.

Notes to consolidated financial statements (continued)

c. Deferred Tax Assets

The components of the Company’s deferred tax assets as of December 31, 2018 and 2017 were as follows:

	December 31, 2018	December 31, 2017
	US dollars
Individual components giving rise to the deferred tax assets are as follows:
Tax losses carry forwards	$1,346,453	$933,683
Research and Development credit carry forwards	54,908	97,503
Gross deferred tax assets	$1,401,361	$1,031,186
Valuation allowance	(1,401,361)	(1,031,186)
Total deferred tax assets	$-	$-

Change in valuation allowance for the year ended December 31, 2018 and 2017 was $370,175 and $169,261, respectively. The entire change was charged to tax expenses to offset the benefit from the recognition of deferred tax assets.

d. Carryforward tax losses

Carryforward tax losses of the Company in the U.S., as of December 31, 2018, amounted to approximately to $383 thousand. The TCJA also repealed the corporate alternative minimum tax for tax years beginning after December 31, 2017. Losses generated prior to January 1, 2018 will still be subject to the 20-year carryforward limitation and the alternative minimum tax. Carryforward tax losses of the subsidiary as of December 31, 2018 amounted to approximately to $5,504 thousand with no expiration date for these carryforward tax losses.

NOTE 11: LOSS PER SHARE

The following table sets forth the calculation of basic loss per share for the years indicated:

	Year ended December 31,
	2018	2017
	US dollar
Numerator:
Loss for the year	$2,157,074	$2,858,390

Denominator:
Weighted average number of common stock outstanding	29,313,081	22,116,574
Weighted average number of fully vested outstanding options with an excessive price of $0.0001	3,163,113	1,560,000
	32,476,194	23,676,574
Net loss per common stock:
Basic	$(0.07)	$(0.12)

The following table sets forth the calculation of diluted loss per share for the years indicated:

	Year ended December 31,
	2018	2017
	US dollar
Numerator:
Loss for the year	$2,157,074	$2,858,390
Income resulting from change in fair value of option liability	132,470	143,680
Loss for the year loss for diluted loss per share	2,289,544	3,002,070

Denominator:
Weighted average number of common stock outstanding -Diluted:	32,607,583	23,837,207
Net loss per common stock:
Diluted	$(0.07)	$(0.13)

TechCare Corp.

Notes to consolidated financial statements (continued)

NOTE 12: FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of the Company’s financial instruments, including cash equivalents, accounts receivable and other current assets, accounts payable and accrued liabilities and note payable approximate their fair value, due to their short term in nature and their carrying amounts approximates the amounts expected to be received or paid.

A hierarchy has been established for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The Company accounts for option liability as Level 3 since its inputs are unobservable inputs for the liability.

The following table is a reconciliation of the change for the financial liability where fair value measurement is estimated utilizing Level 3 inputs:

	2018	2017
	US dollar
Fair value as of January 1,	$132,470	$-
Initial recognition of option liability (see Note 9) recognized in statement of operations and comprehensive loss	-	432,518
Change in fair value recognized in statement of operations and comprehensive loss	(132,470)	(300,048)
Fair value as of December 31,	$-	$132,470

NOTE 13: COMMITMENTS

a.	The Company leases office and warehouse space, under an operating lease, which will expire in November 30, 2019, unless the Company extends it through November 30, 2024 or terminates it with two months’ prior notice.

Office lease payments for the years ended December 31, 2018 and December 31, 2017, under the above-mentioned agreement, were approximately $23 thousand and $16 thousand respectively.

Future minimum commitments under non-cancelable operating lease agreement as of December 31, 2018 in U.S. Dollars in thousands is 19 thousand.

TechCare Corp.

Notes to consolidated financial statements (continued)

NOTE 14: RELATED PARTY TRANSACTIONS

a. On May 31, 2015, the Company entered into a consulting agreement with Mr. Yossef De-Levy, a member of the Company’s Board. Pursuant to the consulting agreement, Mr. De-Levy receives a gross monthly amount of NIS 10,000 (approximately $2,900). The foregoing payment is in addition to, and independent of, the fee that Mr. De-Levy is entitled to receive for continued services as a member of the Board. In March 2019, the Company entered into an amendment to the consulting agreement, according to which the monthly retainer was waived commencing on November 15, 2018 through April 30, 2019.

b. On December 31, 2015, the Company entered into a consulting agreement with Zvi Yemini, the Company’s Chairman of the Board and with his affiliated entity Y.M.Y Industry Ltd. (“YMY”). Pursuant to the consulting agreement, Mr. Yemini received a gross monthly amount of NIS 24,000 (approximately $6,200). The foregoing payment is in addition to, and independent of, the fee that Mr. Yemini is entitled to receive for continued services as a member of the Board. On February 22, 2017, the Company signed an amendment to the original agreement with Mr. Yemini and YMY. Pursuant to the amendment, Mr. Yemini’s monthly payment was increased to NIS 45,000 (approximately $13,000) starting February 2017. In March 2019, the Company entered into an amendment to the consulting agreement, according to which the monthly retainer was waived commencing on November 15, 2018 through April 30, 2019.

c. On July 31, 2016, the Company entered into a consulting agreement with Mr. Oren Traistman, a member of the Board. Pursuant to the consulting agreement, Mr. Traistman receives a gross monthly amount of NIS 10,000 (approximately $2,900). In March 2019, the Company entered into an amendment to the consulting agreement, according to which the monthly retainer was waived commencing on November 15, 2018 through April 30, 2019.

d. In 2017, the Company entered into subscription agreements with several investors pursuant to which the Company issued 1,323,110 shares of common stock for an aggregate consideration of $ 350,000.

e. In 2018, the Company entered into subscription agreements with several investors pursuant to which the Company issued 6,027,799 shares and warrants to purchase 2,895,996 shares of common stock and for an aggregate consideration of $1,850,000.

f. On July 16, 2018, the Board of the Company appointed Mr. Doron Biran as its Chief Executive Officer and its wholly-owned subsidiary Novomic. Pursuant to the service agreement (the “Agreement”) signed with Mr. Biran, Mr. Biran was entitled to receive monthly compensation of NIS 52 thousand (approximately $14,300) plus VAT. In the event of a capital raise exceeding $1,000 thousand Mr. Biran was to be entitled to an increase in his compensation to a total of NIS 65 thousand (approximately $17,900). Furthermore, upon the earlier of either 24 months from the effective date of the Agreement, or a capital raise exceeding $5 million and the listing of the Company on the Nasdaq Stock Market, Mr. Biran was to become an employee of the Company and was to receive a base salary of NIS 60 thousand as well as NIS 5 thousands for automobile expenses (approximately $16,500) and other customary social benefits. On December 20, 2018, the board of directors of the Company and Mr. Biran agreed that Mr. Biran would step down effective as of February 28, 2019. In February 2019 the Company and Mr. Biran agreed that Mr. Biran would step down from his position as Chief Executive Officer effective as of February 15, 2019.

TechCare Corp.

Notes to consolidated financial statements (continued)

NOTE 15: SUBSEQUENT EVENTS

a. On January 21, 2019, the Company entered into a joint venture agreement with China-Israel Biological Technology Co. Ltd. (“CIB”), pursuant to which Novomic and CIB will found a Chinese joint venture company in China, (the “JV”). The JV will focus on the field of health and cosmetics, including medical care, home care, hair care and body and skin care, in order to develop a comprehensive and broad range of health, wellness, beauty and home products for customers by utilizing the Company’s patented technology of vaporization of natural and plant-based compounds. The JV plans to sell its products in the Greater China region (including mainland China, Hong Kong, Macao and Taiwan) directly or through others.

As part of the JV, CIB will invest in the JV $1,000,000 for 60% of the share capital of the JV and Novomic will invest in the JV $666,667 for 40% of the share capital of the joint venture. Novomic’s capital contribution shall be made by an assignment of certain intellectual property rights (“IP Rights”) with respect to the Greater China region (including mainland China, Hong Kong, Macao and Taiwan). The parties to the JV agreed that Novomic’s holdings in the JV shall not be diluted for any investment in the JV at a pre-money valuation of less than $10 million, and that Novomic will maintain at least 20% of the JV’s share capital, on a fully diluted basis, until an initial public offering or merger or acquisition transaction of the JV.

The JV agreement includes provisions with respect to the obligations and responsibilities of each of the parties relating to the JV. The board of directors of the JV will be composed of five directors, of whom four will be appointed by CIB and one will be appointed by Novomic. The following restitutions will require the approval of all of the directors in office: amendment of the articles of association of the JV, change in the JV business scope, approval of the annual budget or a material deviation therefrom, termination and dissolution of the JV, increase or reduction of the registered capital, merger, division, dismissal or change of company form of the joint venture, sale of all or substantially all of the assets of the JV, including any intellectual property rights and any related party transactions.

The general manager of the JV will be appointed by CIB and Novomic will be entitled to nominate a vice general manager.

As of March 28, 2019, the JV was not legally established and no investment in cash nor capital contribution was made in the JV. In addition no agreement regarding the IP Rights was signed yet.

b. On January 21, 2019, the Company entered into a subscription agreement (the “Agreement”) with ICB Biotechnology Investments Ltd. (“ICB”), pursuant to which the Company agreed to issue and sell to ICB up to 1,915,708 shares of common stock, for a price per share of $0.261. Upon the initial closing of the Agreement the Company will issue and sell to ICB 957,854 common stock for an investment amount of $250,000. Upon the formation of a joint venture in China and the transfer of the relevant IP Rights to the joint venture (see Note 15a above) the Company will issue and sell to the ICB an additional 957,854 shares of common stock for an additional investment amount of $250,000 (the “Additional Investment”). In addition, subject to the consummation of the Additional Investment, the Company will grant ICB an option to purchase up to additional 833,333 common stock for a price per share of $0.6, for an aggregate consideration of up to US$1,000,000. Upon the closing of the initial closing under the Agreement, ICB will be entitled to nominate one person to serve as a member of the Board of directors. ICB will maintain the right to nominate one person to serve as a member of the Board for as long as it holds 2% of the Company’s shares of capital stock on a fully-diluted basis. The initial closing and additional closing are subject to and contingent upon the approval of ICB’s shareholders. In March 2019, following the approval of ICB’s shareholders, the Company closed on an initial investment amount of $250,000 and 957,854 shares of common stock were issued to ICB.

c. In March 2019, the Company entered into certain amendments according to which certain directors and consultants waived their monthly retainer commencing on November 15, 2018 up and until April 30, 2019, as a result of the Company’s cash flow needs.

d. On March 23, 2017, the Company entered into an OEM Agreement for the creation of industrial designs for the Company’s lice treatment products. On March 25, 2019, in accordance with the OEM Agreement, the Company received a notice of termination from the OEM Distributor, and the Company will not proceed with the OEM Agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

N/A

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer (CEO) (who is the Company’s principal executive officer) and the Company’s Chief Financial Officer (CFO) (who is the Company’s principal financial officer) to allow for timely decisions regarding required disclosure. In designing and evaluating the Company’s disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the material weaknesses identified in the Company’s internal control over financial reporting as described below, due to inadequate segregation of duties consistent with control objectives and ineffective controls over period-end financial reporting and disclosure processes, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2018 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management, with the participation of the Company’s principal executive officer and principal financial officer has conducted an assessment, using the criteria in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Tredway Commission (“COSO”) (2013). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, and a conclusion on this evaluation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was not effective as of December 31, 2018 as it identified control deficiencies that constituted material weaknesses in the Company’s internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified in the Company’s internal control over financial reporting is described below:

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

These material weaknesses led to the restatement of the financial statements for the first three quarterly and year-to-date periods in 2017 and the restatement of the financial statements for the three month period ended March 31, 2016, the financial statements for the nine and three month periods ended at September 30, 2016, and the financial statements for the year ended December 31, 2015. In addition, the material weaknesses could result in the misstatement of account balances or disclosure that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.We are currently reviewing our controls related to these material weaknesses and expect to implement further changes in the next fiscal year, including identifying specific areas within our accounting and financial reporting processes to mitigate these material weaknesses.

Our management will continue to monitor and evaluate the effectiveness of our internal control over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary.

Management’s Remediation Plan

Since the time our material weakness was identified in 2017 we initiated the following procedures during the year ended December 31, 2018:

(i)	Due to inadequate finance resources as of the end of the first quarter of 2017, we hired during the second quarter of 2017 a new outsourced finance team and replaced our Chief Financial Officer.

(ii)	We began implementing processes and controls to properly perform an effective period-end financial reporting process.

We have started to implement the following additional steps: (i) appoint additional qualified personnel (such as a new internal CFO as of September 2018 who was subsequently replaced by a new CFO as of January 20, 2019) to address inadequate segregation of duties and ineffective controls over period-end financial reporting as well as continue implementing modifications to our operating procedures and financial controls to address such inadequacies; and (ii) adopt sufficient policies and procedures for period-end financial reporting.

The remediation efforts, which are not completed as of December 31, 2018, are largely dependent upon our Company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Management believes that despite our material weaknesses set forth above, our consolidated financial statements as of and for the years ended December 31, 2018 and 2017 are fairly stated, in all material respects, in accordance with US GAAP.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

The following table sets forth the names and ages of the members of our board of directors and our executive officers and the positions held by each as of March 28, 2019.

Name	Age	Title
Zvi Yemini(1)	67	Chairman of the board of directors and chief executive officer
Tali Dinar(2)	48	Chief financial officer

Oren Traistman	48	Director

Yossef De Levy	66	Director

Ningzhou Zhang	56	Director

(1) On March 1, 2019, Mr. Yemini replaced Doron Biran as chief executive offer of the Company.

(2) On January 20, 2019, Ms. Tali Dinar was appointed as chief financial officer instead of Mr. Nir Shemesh.

Zvi Yemini, serves as our chairman of the board of directors since August 2016. Mr. Yemini served as our chief executive officer from October 2016 until August 2017. Mr. Yemini founded ZAG Industries Ltd., an Israeli-based company that designs, develops, manufactures and markets plastic consumer products, in 1987 and served as its Chief Executive Officer until 2000, and as its chairman until 2006. Mr. Yemini has over 25 years of industry experience in technology, manufacturing and marketing. In 2002, Mr. Yemini co-founded Hydro Industries Ltd., an Israeli based company engaged in the development and marketing of garden equipment powered by water. Mr. Yemini served as its chairman from 2002 to 2011. Since 2011, Mr. Yemini has also served as the chairman Shenkar Design College, a public college in Ramat Gan, Israel that provides Israeli industrial companies with qualification and research and development services. Since 2002, Mr. Yemini has also served as the chairman of the Tel-Aviv Trade Fairs & Convention Center. Mr. Yemini holds a B.A in Industrial Engineering from the Technion Israel Institute of Technology and an Executive M.B.A. from Tel-Aviv University and a M.A. in Marketing from Baruch College in New York.

Tali Dinar, serves as our chief financial officer since January 2019. Between November 2017 and January 2019, and Between May 2010 and May 2015, Ms. Dinar served as chief financial officer of MICT Inc., or MICT, a publically traded holding company. Between November 2012 and July 2013, and between May 2015 and January 2016, Ms. Dinar served as chief financial officer of Micronet Ltd., MICT’s subsidiary. Ms. Dinar served as a director of Micronet Ltd. between November 2013 and May 2015 and since July 2016. Ms. Dinar also served as a Director of Enertec Systems, MICT’s subsidiary, between May 2015 and May 2018. Ms. Dinar holds a B.A. in accounting and business management from the College of Management Academic Studies in Rishon Lezion, Israel and is a certified public accountant in Israel.

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

Ningzhou Zhang, serves as our director since March 2019. Mr. Zhang serves as the chief executive officer of China-Israel Biological Technology Co. Ltd. Since 2013, Mr. Zhang is a private investor who works as a financial advisor to major Chinese private equity funds regarding investments in Israel. He also serves as a senior VP and general counsel of Avantalion Consulting Group as well as General Counsel of CA Investment Company. Mr. Zhang has also participated in many Chinese-state-owned companies listed in New York.

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

Audit Committee and Financial Expert, Compensation Committee, Nominations Committee.

We do not have any of the above-mentioned standing committees because our corporate financial affairs and corporate governance are simple in nature at this stage of development and each financial transaction is approved by our chief executive officer or board of directors.

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

Section 16(a) Compliance

Section 16(a) of the Securities and Exchange Act of 1934 requires the our directors and executive officers, and persons who own beneficially more than ten percent (10%) of the Registrant’s Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Section 16(a). Based solely on the reports we received and on written representations from reporting persons, we were informed that our officers and directors and ten percent (10%) stockholders have not filed reports required to be filed under Section 16(a), other than our current chief financial officer, Tali Dinar.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The table below provides certain information concerning the compensation for services rendered to us during the years ended December 31, 2018 and 2017 by all individuals who served as our Chief Executive Officer during any part of the year ended December 31, 2018. We had no other individuals who received compensation of more than $120,000 during the year ended December 31, 2018.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Option Awards ($)(3)	All other compensation ($)	Total ($)

Zvi Yemini, Chairman of the Board of Directors and current Chief Executive Officer	2018	140,537	-	-	-	140,537
	2017	155,754	-	-	-	155,754

Doron Biran, Former Chief Executive Officer	2018	89,987		-		89,987

Shlomi Arbel, Former Chief Executive Officer	2018	149,672	-	-	-	149,672
	2017	138,680	-	485,272	-	623,952

Nir Shemesh, Former Chief Financial Officer	2018	41,789	-	-	-	41,789

Tzahi Geld, Former Chief Financial Officer	2018	20,242	-	-	-	20,242
	2017	15.263	-	-	-	15,263

(1) Represents monthly retainer payments.

(2) Represents one-time discretionary cash bonuses to each of the executive officers.

(3) Represents stock-based compensation.

Executive Services and Employment Agreements

We have entered into an employment agreement with our chief financial officer, Ms. Tali Dinar, and our former chief financial officer, Mr. Nir Shemesh. In addition, we have entered into services agreements with each of Mr. Zvi Yemini, our chairman of the board of directors and chief executive officer, Mr. Doron Biran, our former chief executive officer, Mr. Shlomi Arbel, our former chief executive officer, and Mr. Tzahi Geld, our former chief financial officer. The following are descriptions of the material terms of our executive officers’ services and employment agreements.

Services Agreement with Y.M.Y Industry Ltd.

On December 31, 2015, we entered into a services agreement with Y.M.Y Industry Ltd., an entity controlled by Mr. Zvi Yemini, our chief executive officer and chairman of the board of directors, as amended on February 22, 2017. Pursuant to the services agreement Mr. Yemini is entitled to receive a gross monthly fee in the amount of NIS 45,000 (approximately $12,980) in consideration for providing management services to us. The foregoing payment is in addition to and independent of any potential fees that Mr. Yemini may be entitled to receive for his services as a member of our board of directors. On March 13, 2019, the Company entered into an amendment to the consulting agreement, according to which the monthly retainer was waived commencing on November 15, 2018 through April 30, 2019.

Employment Agreement with Tali Dinar

On January 20, 2019, we entered into an employment agreement with Tali Dinar. Pursuant to her agreement, Ms. Dinar will receive a monthly salary of NIS 23,000 (approximately $6,250). Upon the lapse of the first three months, Ms. Dinar’s monthly salary shall increase to NIS 27,000 (approximately $7,350). Upon the lapse of an additional three months, Ms. Dinar’s monthly salary shall increase to NIS 40,000 (approximately $10,900). In addition, we will contribute certain amounts towards certain pension, severance, disability and tax-advantaged savings for Ms. Dinar. Ms. Dinar will receive a leased car to be used in accordance with the Company’s policy and will also be entitled to reimbursement of expenses. Ms. Dinar may also be eligible for an annual bonus in an amount equal to up to 1% of any funds raised by us in a public offering occurring during Mr. Dinar’s employment. Ms. Dinar will be entitled to a further bonus equaling 3% of any funds raised by contracts introduced by her to the Registrant. Ms. Dinar will also be eligible to receive options to purchase shares of common stock constituting 1.2% of the Registrants’ outstanding share capital as of January 20, 2019. The Options shall vest over a period of four years in annual increments, subject to continued provision of services by Ms. Dinar. The agreement contains, among other things, a confidentiality obligation, a covenant not to compete, and an assignment of inventions.

Service Agreement with Doron Biran

In July 2018, we entered into a service agreement with Mr. Doron Biran, our former chief executive officer, for an unlimited term, pursuant to which, effective as of July 16, 2018, Mr. Biran received a monthly retainer of NIS 52,000 (approximately $14,300) plus VAT. In addition, Mr. Biran was entitled to a company car and a mobile phone. On February 13, 2019, we entered into a termination agreement with Mr. Biran, pursuant to which Mr. Biran would step down from his position as chief executive officer effective as of February 15, 2019.

Employment Agreement with Nir Shemesh

On September 9, 2018, we entered into an employment agreement with Nir Shemesh, our former chief financial officer. Pursuant to his agreement, Mr. Shemesh received a monthly salary of NIS 25,000 (approximately $6,900). On December 18, 2018 Mr. Shemesh notified the board of directors of his resignation effective December 31, 2018.

Services Agreement with Shlomi Arbel

On February 5, 2017, we entered into a services agreement with Mr. Shlomi Arbel, our former chief executive officer. Pursuant to the agreement Mr. Arbel received a gross monthly fee in the amount of NIS 40,000 (approximately $11,650). In addition, Mr. Arbel was entitled to a company car and a mobile phone. On March 7, 2018, Mr. Arbel notified the Board on his resignation effective as of June 4, 2018. On June 20, 2018 (effective as of July 1, 2018), we entered into a new services agreement with Mr. Arbel, pursuant to which Mr. Arbel was entitled to a monthly fee of NIS 16,500 (approximately $4,500) for services rendered. The new services agreement was amended on August 20, 2018 (effective as of September 1, 2018), and Mr. Arbel’s monthly fee was increased to NIS 24,000 (approximately $6,600). Mr. Arbel’s new services agreement contains customary provisions regarding non-competition, confidentiality of information and assignment of inventions. In March 2019, a new services agreement was signed that Mr. Arbel’s services shall be rendered on an hourly basis, effective as of February 1, 2019

Services Agreement with Tzahi Geld

On July 30, 2017, we entered into a services agreement with Guberman Accounting and Finance Group, or Guberman. Pursuant to the services agreement, Guberman provides us with bookkeeping, payroll, administrative, controller and reporting services for a fee of NIS 23,000 (approximately $6,700) plus value added tax. In addition, pursuant to the services agreement, Guberman provided us with chief financial officer services by Tzahi Geld until September 2018. This agreement has expired as it pertains to Tzahi Geld.

Director’s Compensation

We have entered into services agreements with Zvi Yemini, through his affiliated entity Y.M.Y Industry Ltd. as described above, Mr. Oren Traistman and Mr. Yossef De-Levy.

The following table provides certain information concerning the compensation for services rendered in all capacities by each director serving on our board of directors during the year ended December 31, 2018, other than Mr. Zvi Yemini, our chairman of the board of directors, who did not receive additional compensation for his services as a director and whose compensation is set forth in the summary compensation table above.

Name	Fee Earned or Paid in Cash($)	Option Awards($)(1)	All Other Compensation($)(4)	Total ($)
Mordechai Bignitz(2)	-	-	-	-
Oren Traistman		-	33,408	33,408
Yossef De Levy		-	32,462	32,462
Haim Lampert(3)		-	50,043	50,043

(1) Represents stock-based compensation.

(2) Mr. Mordechai Bignitz resigned from our board of directors on February 20, 2018.

(3) Mr. Haim Lampert resigned from our board of directors on November 14, 2018.

(4) payments are pursuant to the consulting agreements.

Services Agreement with Oren Traitsman

On July 31, 2016, we entered into a services agreement with Mr. Oren Traistman, a member of our board of directors. Pursuant to the services agreement, Mr. Traistman is entitled to receive a gross monthly fee in the amount of NIS 10,000 (approximately $2,885) in consideration for providing services to the Company. In March 2019, the Company entered into an amendment to the services agreement, according to which the monthly retainer was waived commencing on November 15, 2018 through April 30, 2019. The foregoing payment is in addition to and independent of any potential fees that Mr. Traitsman may be entitled to for continued services as a member of our board of directors.

Services Agreement with Yossef De-Levy

On November 11, 2014, we entered into a services agreement with Mr. Yossef De-Levy, a director, as amended on May 31, 2015, pursuant to which Mr. De-Levy receives a gross monthly amount of NIS 10,000 (approximately $2,885). In March 2019, the Company entered into an amendment to the services agreement, according to which the monthly retainer was waived commencing on November 15, 2018 through April 30, 2019. The foregoing payment is in addition to and independent of any potential fees that Mr. De-Levy may be entitled to for continued services as a member of our board of directors.

Letter of Appointment to the Advisory Board with Gilad Enterprises Ltd.

In January 2018, we executed letter of appointment to the advisory board with Gilad Enterprises Ltd., an entity controlled by Mr. Haim Lampert, a former member of the board of directors. Pursuant to the letter Gilad Enterprises Ltd. was entitled to receive a monthly fee in the amount of $4,000 plus VAT and options to purchase 436,349 shares of our common stock in consideration for providing advisory services to us. Mr. Haim Lampert resigned from his position as a board member on November 14, 2018, effective immediately, and the options granted to Gilad Enterprises Ltd. have expired.

Golden Parachute Compensation

We do not currently have any agreement or understanding, whether written or unwritten, between us and our named executive officers, concerning any type of compensation, whether present, deferred or contingent, that is based on or otherwise relates to an acquisition, merger, consolidation, sale or other disposition of all or substantially all our assets.

Equity Compensation Plan

2018 Stock Incentive Plan

In December 2018, we adopted the 2018 Stock Incentive Plan, or the 2018 Plan, which became effective as of December 2, 2018 by the action of our board of directors. The 2018 Plan provides for the grant of stock awards, restricted stock awards and stock options to any employee, director, officer, consultant, or advisor of the Company, or such other persons who provided bona fide services to the Company as shall be determined by a committee designated by the board of directors. If no committee is designated by our board of directors, the 2018 Plan will be administered by our board of directors. As of the date of this annual report our board of directors has not designated a committee to administer the 2018 Plan. The 2018 Plan replaced our 2017 Employee Incentive Plan.

The total number of shares of common stock reserved for issuance under the 2018 Plan, either directly as stock awards or underlying options is 2,000,000 shares of common stock. The total number of shares of common stock reserved for such issuance may be increased only by a resolution adopted by the board of directors and amendment of the 2018 Plan. As of March 15, 2019, there were options to purchase 2,000,000 shares of common stock. Awards under the 2018 Plan may be granted until December 2, 2028.

The terms of under which a stock award or option is granted under the 2018 Plan shall be set forth in a written agreement, which shall be determined by the committee or the board of directors.

2017 Employee Incentive Plan

In 2017, we adopted the 2017 Employee Incentive Plan, or the 2017 Plan, which became effective as of January 1, 2017 by the action of our board of directors. We are no longer granting option under the 2017 Plan because it was superseded by the 2018 Plan although previously granted awards remain outstanding. The 2017 Plan provides for the grant of stock awards and stock options to any employee, director, officer, consultant, or advisor of the Company, or such other persons who provided bona fide services to the Company as shall be determined by a committee designated by the board of directors followed by the approval of the board of directors; however, if the committee is composed of a majority of the persons then comprising the board of directors, the approval of the board of directors shall not be necessary. If no committee is designated by our board of directors, the 2017 will be administered by our board of directors. As of the date of this annual report our board of directors has not designated a committee to administer the 2017 Plan.

As of March 15, 2019, the total number of shares of common stock issued under the 2017 Plan, either directly as stock awards or underlying options is 0 shares of common stock.

The terms of under which a stock award or option is granted under the 2017 Plan shall be set forth in a written agreement, which shall be determined by the committee or the board of directors.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning outstanding equity awards as of December 31, 2018, for each named executive officer:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Un-exercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested	Market value of shares of units of stock that have not vested	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
Shlomi Arbel	481,882	-	-	$0.0001	3/13/2022	-	-	-	-
Shlomi Arbel	266,369	-	-	$0.0001	9/28/2022	-	-	-	-
Zvi Yemini (1)	494,204	-	-	$0.0001	3/13/2022	-	-	-	-
Doron Biran	-	-	-	-	-	-	-	-	-
Nir Shemesh	-	-	-	-	-	-	-	-	-
Tzahi Geld	-	-	-	-	-	-	-	-	-

(1) All the options are held by Y.M.Y Industry Ltd.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

As of March 15, 2019, there were 34,169,890 shares of common stock outstanding, excluding shares of common stock issuable in connection with the exercise of outstanding warrants or outstanding options. The voting rights of all stockholders are the same.

The following table sets forth certain information as of March 15, 2019, concerning the number of shares of common stock beneficially owned, directly or indirectly, by:

●	each person, or group of affiliated persons, known to us to beneficially own more than 5% of our outstanding ordinary shares;

●	each of our directors;

●	each of our executive officers; and

●	all of our directors and executive officers serving as of March 15, 2019, as a group.

Beneficial ownership is determined in accordance with the rules of the SEC based on voting and investment power with respect to such shares. Shares subject to options or warrants that are currently exercisable or exercisable within 60 days of March 15, 2019, are deemed to be outstanding and to be beneficially owned by the person holding such options or warrants for the purpose of computing the percentage ownership of such person. However, such shares are not deemed to be outstanding and to be beneficially owned for the purpose of computing the percentage ownership of any other person. All information with respect to the beneficial ownership of any principal stockholder has been furnished by such stockholder or is based on our filings with the SEC and, unless otherwise indicated below, we believe that persons named in the table have sole voting and sole investment power with respect to all the shares of common stock as beneficially owned, subject to community property laws, where applicable. Unless otherwise noted below, each shareholder’s address is c/o TechCare Corp. 1140 Avenue of the Americas, New York, NY 10036.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Common Stock Owned
Principal Stockholders:
Marius Nacht(2)	5,569,952	13.94%
Microdel Ltd(3)	3,220,100	8.1%
Ran Tuttnauer (4)	2,375,500	5.94%

Executive Officers and Directors:
Zvi Yemini(1)	9,192,744	23.00%
Tali Dinar	-	-
Oren Traistman(5)	2,357,127	5.90%
Doron Biran	-	-
Shlomi Arbel (6)	748,251	1.87%
Nir Shemesh	-	-
Tzahi Geld	-	-
Yossef De-Levy (7)	3,724,872	9.3%
Ningzhou Zhang	-	-

All directors and executive officers as a group (nine persons)	12,802,894	32.04%

* Less than 1%.

(1) Includes 7,865,206 shares of Common Stock, 494,204 options to purchase shares of Common Stock and 833,334 warrants to purchase shares of Common Stock, exercisable within 60 days of March 28, 2019 held by Y.M.Y Industry Ltd., an affiliated entity of Mr. Zvi Yemini. The address of Y.M.Y Industry Ltd. is 38 Yefet St., Tel-Aviv, Israel.

(2) Includes 4,736,619 shares of Common Stock and 833,333 warrants to purchase shares of common stock exercisable within 60 days of March 28, 2019. The address of Marius Nacht is 18 Yehezkel St., Tel Aviv-Yafo 6259524.

(3) Includes 3,095,772 shares of Common Stock held by Microdel Ltd. and 124,328 shares of Common Stock held by Microdel Idea Center Ltd., a subsidiary of Microdel Ltd. The address of Microdel Ltd. is 63 Dan St., Modi’in-Maccabim-Re’ut.

(4) Includes 1,937,985 shares of Common Stock and 416,667 warrants to purchase shares of Common Stock exercisable within 60 days of March 28, 2019 held by Ran Tuttnauer Family Ltd., an affiliated entity of Ran Tuttnauer, and 20,848 options to purchase shares of Common Stock exercisable within 60 days of March 28, 2019 held by Ran Tuttnauer. The address of Ran Tuttnauer Family Ltd. is 28 Radak St., Jerusalem.

(5) Includes 405,310 shares of Common Stock and 521,065 options to purchase shares of Common Stock exercisable within 60 days of March 28, 2019 held by Oren Traistman and 1,264,085 shares of Common Stock and 166,667 warrants to purchase shares of Common Stock exercisable within 60 days of the March 28, 2019 held by Traistman Radziejewski Fundacja Ltd. Oren Traistman is the chief executive officer of Traistman Radziejewski Fundacja Ltd. The address of Oren Traistman is 15A Yahalom St., Shoam, Israel.

(6) Includes 748,251options to purchase shares of Common Stock exercisable with 60 days of March 28, 2019. The address of Shlomi Arbel is 18/2 Hasira St., Yavne, Israel.

(7) Includes 3,095,772 shares of Common Stock held by Microdel Ltd. and 124,328 shares of Common Stock held by Microdel Idea Center Ltd., a subsidiary of Microdel Ltd. The address of Microdel Ltd. is 63 Dan St., Modi’in-Maccabim-Re’ut and 221,304 shares of common Stock held by Yossef De-Levy. 283,468 options to purchase shares of Common Stock.

Equity Compensation Plan Information

See “Item 5. Market for Registrant’s Common Stock and Related Stockholder Matter – Securities Authorized for Issuance under Equity Compensation Plans.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

Subscription Agreements

On June 28, 2018, we entered into a subscription agreement with Ran Tuttnauer Family Ltd., pursuant to which we issued 645,995 shares of its Common Stock at a purchase price of $0.387 for a total consideration of $250,000 and warrants to purchase up to 416,667 Common Stock with an exercise price of $0.60, exercisable until June 28, 2019.

On August 8, 2018, we entered into subscription agreements with Traistman Radziejewski Fundacja Ltd., pursuant to which the Company issued 258,398 shares of its common stock at a purchase price of $0.387 for a total consideration of $100,000 and warrants to purchase up to 166,667 Common Stock with an exercise price of $0.60, exercisable until August 8, 2019.

On August 8, 2018, we entered into subscription agreements with YMY Industry Ltd., pursuant to which the Company issued 645,995 shares of its Common Stock at a purchase price of $0.387 for a total consideration of $250,000 and warrants to purchase up to 416,667 shares of Common Stock with an exercise price of $0.60, exercisable until August 8, 2019. This subscription amended by an amendment dated October 28, 2018, as further detailed below.

On October 28, 2018, we entered into an amendment to the August 8, 2018 Y.M.Y Industry Ltd. subscription agreement. Pursuant to the amendment, Y.M.Y Industry Ltd. increased its initial investment by an additional amount of $250,000 to a total investment amount of $500,000 in consideration for the issuance of a total of 1,915,708 shares of Common Stock at a price per share of $0.261. In addition, Y.M.Y Industry Ltd. was issued additional warrants to purchase up to 416,667 shares of Common Stock with an exercise price of $0.6, exercisable until October 27, 2019.

On November 14, 2018, we entered into a subscription agreement with Marius Nacht, pursuant to which the Company issued and sold to Marius Nacht 1,915,708 shares of Common Stock, par value $0.0001 per share, for a price per Share of $0.261, for a consideration of US$500,000. In addition, the Company granted Marius Nacht an option, for a period of twelve months as of November 14, 2018, to purchase 833,333 additional shares of Common Stock at a price per share of $0.60, for an additional consideration of US$500,000, if and to the extent exercised by Marius Nacht.

On January 21, 2019, we entered into a subscription agreement with ICB Biotechnology Investments Ltd., or ICB, pursuant to which we agreed to issue and sell to ICB up to 1,915,708 shares of Common Stock, for a price per share of $0.261. Upon the initial closing of the agreement we will issue and sell to ICB 957,854 shares for an investment amount of $250,000. Upon the formation of a joint venture in China and the transfer of the relevant intellectual property rights to the joint venture, we will issue and sell to the Investor additional 957,854 shares for an additional investment amount of $250,000. In addition, subject to the consummation of the additional investment, we will grant ICB an option to purchase up to additional 833,333 shares of Common Stock for a price per share of $0.6, for an aggregate consideration of up to US$1,000,000. Upon the closing of the initial closing under the agreement, ICB will be entitled to nominate one person to serve as a member of our board of directors. ICB will maintain the right to nominate one person to serve as a member of our board of directors for as long as it holds 2% of our shares of capital stock on a fully-diluted basis. The initial closing and additional closing are subject to and contingent upon the approval of the shareholders of the Investor. In March 2019, following the approval of ICB’s shareholders, the Company closed on an initial investment of $250,000 and issued ICB 957,854 shares of common stock.

CIB Joint Venture

On January 21, 2019, we entered into a joint venture agreement with China-Israel Biological Technology Co. Ltd., pursuant to which Novomic and CIB will found a Chinese JV company in China. The JV will focus on the field of health and cosmetics, including medical care, home care, hair care and body and skin care, in order to develop a comprehensive and broad range of health, wellness, beauty and home products for customers by utilizing the Registrant’s patented technology of vaporization of natural and plant-based compounds. The JV will sell its products in the Greater China region (including mainland China, Hong Kong, Macao and Taiwan) directly or through others.

As part of the JV, CIB will invest in the JV $1,000,000 for 60% of the share capital of the JV and Novomic will invest in the JV $666,667 for 40% of the share capital of the joint venture. Novomic’s capital contribution shall be made an assignment of certain IP Rights.The parties to the JV agreed that Novomic’s holdings in the JV shall not be diluted for any investment in the JV at a pre-money valuation of less than $10 million, and that Novomic will maintain at least 20% of the JV’s share capital, on a fully diluted basis, until an initial public offering or merger or acquisition transaction of the JV.

The JV agreement includes provisions with respect to the obligations and responsibilities of each of the parties relating to the JV. The board of directors of the JV will be composed of five directors, of whom four will be appointed by CIB and one will be appointed by Novomic. The following restitutions will require the approval of all of the directors in office: amendment of the articles of association of the JV, change in the JV business scope, approval of the annual budget or a material deviation therefrom, termination and dissolution of the JV, increase or reduction of the registered capital, merger, division, dismissal or change of company form of the joint venture, sale of all or substantially all of the assets of the JV, including any intellectual property rights and any related party transactions.

The general manager of the JV will be appointed by CIB and Novomic will be entitled to nominate a vice general manager.

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

Engagement Agreements with Directors and Officers

We have entered into services agreements with certain of our directors, including with Zvi Yemini, through Y.M.Y Industry Ltd., Mr. Oren Traistman and Mr. Yossef De-Levy. For information regarding the terms of our services agreements with our named directors, see “Item 11. Executive Compensation — Director’s Compensation and Services Agreements.”

We have entered into written employment and service agreements with each of our executive officers. These agreements provide for notice periods of varying duration for termination of the agreement by us or by the relevant executive officer, during which time the executive officer will continue to receive a monthly fee and benefits. We have also entered into customary non-competition, confidentiality of information and ownership of inventions arrangements with our executive officers. However, the enforceability of the non-competition provisions may be limited under applicable law. For information regarding the terms of our services agreements with our named executive officers, see “Item 11. Executive Compensation-Executive Services Agreements.”

Options

We have granted options to purchase our common stock to our officers and certain of our directors. Such option agreements may contain provisions providing for acceleration or other events upon certain merger, acquisition, or change of control transactions. We describe our option plans under “Item 11-Equity Compensation Plan.

Exculpation, Indemnification and Insurance

Our Bylaws permit us to exculpate, indemnify and insure certain of our directors and officer to the fullest extent permitted under the laws of the State of Delaware or other applicable law. In addition, we intend to enter into indemnification agreements with our directors and officers, exculpating them from a breach of their duty of care to us to the fullest extent permitted by law and undertaking to indemnify them to the fullest extent permitted by law, subject to certain exceptions, to the extent that these liabilities are not covered by insurance. We also maintain directors’ and officers’ liability insurance. Insofar as indemnification for liabilities arising under the Securities Act, may be permitted to directors, officers or persons controlling us, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Director Independence

See “ITEM 10. Directors and Executive Officers of the Registrant and Corporate Governance.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Background

The board of directors and the shareholders of the Company approved the appointment of Kesselman & Kesselman, or Kesselman & Kesselman, a member firm of PricewaterhouseCoopers International Limited, with offices located at Trade Tower, 25 Hamered Street, Tel-Aviv, 6812508 Israel, as the Company’s independent registered public accounting firm. We have been advised by Kesselman & Kesselman that it is an independent registered public accounting firm with the PCAOB, and complies with the auditing, quality control and independence standards and rules of the PCAOB.

Principal Accounting Fees and Services

The following table presents the fees for professional audit services rendered by Kesselman & Kesselman for the audit of the Registrant’s annual financial statements for the year ended December 31, 2018 and 2017, respectively.

	2017	2018
	($ in thousands)
Audit fees (1)	$58	$80
Audit-related fees (2)	28	-
Tax fees (3)
All other fees
Total:	$86	80

(1)	Audit fees consist of audit and review services, consents and review of documents filed with the SEC.

(2)	Audit-related fees consist of assistance and discussion concerning financial accounting and reporting standards and other accounting issues.

(3)	Tax fees consist of preparation of federal and state tax returns, review of quarterly estimated tax payments, and consultation concerning tax compliance issues.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report

(1)	Financial Statements

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

Exhibit No.	Description

3.1*	First Amended and Restated Certificate of Incorporation of the Registrant, effective as of January 9, 2019.

3.2*	Amended and Restated Bylaws of the Registrant, effective as of November 2018.

10.1+	2017 Employee Incentive Plan (incorporated by reference from our from 10-K filed April 2, 2018).

10.2+	Form of Stock Option Award Letter under the 2017 Employee Incentive Plan (incorporated by reference from our from 10-K filed April 2, 2018).

10.3*+	2018 Stock Incentive Plan

10.4*	Subscription Agreement between the Registrant and Ran Tuttnauer Family Ltd., dated June 28, 2018.

10.5*	Subscription Agreement between the Registrant and Y.M.Y Industry Ltd., dated August 8, 2018, as amended.

10.6*	Subscription Agreement between the Registrant and Traistman Radziekewski Fundacja Ltd., dated August 8, 2018.

10.7*	Subscription Agreement between the Registrant and Marius Nacht dated November 14, 2018.

10.8*	Subscription Agreement between the Registrant and China-Israel Biological Technology Co. Ltd. dated January 21, 2019.

10.9	Shareholders’ Agreement between the Registrant, Novomic Ltd, and the shareholders listed therein, dated February 8, 2016 (incorporated by reference from our 8-K filed on February 10, 2016).

10.10	Joint Venture Contract between the Registrant and China-Israel Biological Technology Co. Ltd. dated January 17, 2019 (incorporated by reference from our from 8-K filed January 22, 2018).

10.11+	Service Agreement between the Registrant and Doron Biran, dated July 16, 2018 (incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on July 20, 2018).

10.12*+	Employment Agreement between the Registrant and Tali Dinar, dated January 20, 2019.

10.13*+	Employment between the Registrant and Nir Shemesh, dated September 9, 2018.

10.14*	Form of Registrant Indemnification Agreement.

10.15*	Termination Agreement between the Registrant, Novomic Ltd. and Doron Biran, dated February 13, 2019.

31.1*	Certification of chief executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of chief financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of chief executive officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of chief financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Financial information from TechCare Corp’s Annual Report on Form 10-K for the year ended December 31, 2018 formatted in XBRL (eXtensible Business Reporting Language).

+	Management contract or compensatory plan or arrangement
*	Filed herewith
**	Furnished herewith

ITEM 16. SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

TechCare Corp.

By:	/s/ Zvi Yemini
Zvi Yemini
Chief Executive Officer
(Principal Executive Officer)

Date:	March 28, 2019

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT: That the undersigned officers and directors of TechCare Corp. do hereby constitute and appoint each of Zvi Yemini and Tali Dinar as the lawful attorney and agent with power and authority to do any and all acts and things and to execute any and all instruments which said attorney and agent determines may be necessary or advisable or required to enable TechCare Corp. to comply with the Securities and Exchange Act of 1934, as amended, and any rules or regulations or requirements of the Securities and Exchange Commission in connection with this report. Without limiting the generality of the foregoing power and authority, the powers granted include the power and authority to sign the names of the undersigned officers and directors in the capacities indicated below to this report or amendments or supplements thereto, and each of the undersigned hereby ratifies and confirms all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zvi Yemini	Chief Executive Officer and Chairman of the Board of Directors	March 28, 2019
Zvi Yemini	(Principal Executive Officer)

/s/ Tali Dinar	Chief Financial Officer	March 28, 2019
Tali Dinar	(Principal Financial Officer and Principal Accounting Officer)

/s/ Oren Traistman	Director	March 28, 2019
Oren Traistman

/s/ Yossef De Levy	Director	March 28, 2019
Yossef De Levy

/s/ Ningzhou Zhang	Director	March 28, 2019
Ningzhou Zhang

