Form 10-Q
period 2019-03-31
TechCare Corp.
filed 2019-05-14
CIK 1498067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

+ (972) 3 750-3060 or (646) 380-6645
Registrant’s Telephone Number, Including Area Code:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-Accelerated filer [ ]	Smaller reporting company [X]
Emerging Growth Company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
N/A	-	-

On May 13, 2019, the registrant had 34,169,890 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TechCare Corp.

Condensed Consolidated Balance Sheets

As of March 31, 2019 and December 31, 2018

(Unaudited)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$370,700	$474,715
Inventory	224,262	248,912
Accounts receivable	34,640	13,462
Inventory subject to refund	33,378	44,529
Other receivables	60,681	176,583
Total current assets	723,661	958,201

Non-current assets:
Severance pay fund	33,942	27,258
Long-term deposits	18,573	11,366
Right of use asset, net	113,851	-
Property and equipment, net	163,121	161,401
Total non-current assets	329,487	200,025
Total assets	$1,053,148	$1,158,226

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$187,225	$231,311
Note payable	80,026	80,026
Current maturities of long-term lease liability	22,031	-
Refund liability	48,067	73,464
Total current liabilities	337,349	384,801

Non-current liability:
Lease liability	91,820	-
Liability for severance pay	31,134	31,971
Total liabilities	460,303	416,772

Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized; none issued and outstanding at March 31, 2019 and 2018		-
Common stock, par value $0.0001 per share, 500,000,000 shares authorized; 34,169,890 and 33,212,036 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	3,417	3,322
Accumulated other comprehensive income	111,685	106,870
Additional paid-in capital	9,654,727	9,329,419
Stock to be issued	30,000	30,000
Accumulated deficit	(9,206,984)	(8,728,157)
Total stockholders’ equity	592,845	741,454
Total liabilities and stockholders’ equity	$1,053,148	1,158,226

The accompanying notes are an integral part of these condensed consolidated financial statements.

TechCare Corp.

Condensed Consolidated Statements of Operations and Comprehensive loss

For the Three-Month Periods ended March 31, 2019 and 2018

(Unaudited)

	For the three months ended March 31, 2019	For the three months ended March 31, 2018

Revenues	58,171	26,722
Cost of revenues	54,388	9,710
Gross profit	3,783	17,012
Research and development expenses	40,807	31,095
Marketing, general and administrative expenses	435,211	464,341
Change in fair value of option liability	-	(132,470)
Operating loss	472,235	345,954

Financial expenses, net	6,592	17,581

Net loss	$478,827	$363,535

Net loss per common stock:
Basic	$(0.01)	$(0.01)

Weighted average number of common stock outstanding:
Basic	36,496,768	31,136,952

Comprehensive loss:
Net loss	478,827	363,535
Other comprehensive income attributable to foreign currency translation	(4,815)	(8,792)
Comprehensive loss	474,012	354,743

The accompanying notes are an integral part of these condensed consolidated financial statements.

TechCare Corp.

Condensed Consolidated Statements of Cash Flows

For the Three-Month Periods ended March 31, 2019 and 2018

(Unaudited)

	For the three	For the three
	months ended	months ended
	March 31, 2019	March 31, 2018

Cash flows from operating activities:
Net loss	$(478,827)	$(363,535)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,177	5,439
Change in fair value of option liability	-	(132,470)
Right of use asset depreciation	130	-
Lease liability	(130)	-
Inventory subject to refund	12,573	-
Refund liability	(27,743)	-
Stock-based compensation	3,120	-
Management fee waiver	89,833	-
Changes in operating assets and liabilities:
Other receivables	100,795	43,004
Inventory	32,599	(132,967)
Accounts payable and accrued expenses	(51,474)	38,528
Severance payment, net	(7,672)	508
Net cash used in operating activities	(319,619)	(541,493)

Cash flow from investing activities:
Purchase of fixed assets	(3,742)	(1,397)
Investment in long-term deposit	(6,844)	-
Net cash used in investing activities	(10,586)	(1,397)

Cash flow from financing activities:
Proceeds from issuance of common stock, net	232,450	900,000
Net cash provided by financing activities	232,450	900,000

Effect of exchange rates on cash and cash equivalents	(6,260)	6,670
Net increase in cash and cash equivalents	(104,015)	363,780

Cash and cash equivalents - beginning of period	474,715	589,818
Cash and cash equivalents - end of period	$370,700	$953,598

The accompanying notes are an integral part of these condensed consolidated financial statements.

TechCare Corp.

Notes to Unaudited Financial Statements

March 31, 2019 (Unaudited)

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

Going Concern

During the period ended March 31, 2019, the Company had a total comprehensive loss of $0.47 million and had incurred $0.3 million loss from operating cash flow. As of March 31, 2019, the Company incurred accumulated losses of approximately $9.2 million. Based on the projected cash flows and Company’s cash balance as of March 31, 2019, the Company’s management is of the opinion that without further fund raising it will not have sufficient resources to enable it to continue advancing its activities including the development, manufacturing and marketing of its products for a period of at least 12 months from the date of issuance of these financial statements. As a result, there is substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans include the continued commercialization of their products, to continue taking cost reduction steps and securing sufficient financing through the sale of additional equity securities, debt or capital inflows from strategic partnerships. Following the balance sheet date, the Company raised an additional $225,000 in capital. There are no assurances however, that the Company will be successful in obtaining the level of financing needed for its operations. If the Company is unsuccessful in commercializing its products and securing sufficient financing, it may need to reduce activities, or curtail or cease operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

TechCare Corp.

Notes to Unaudited Financial Statements

March 31, 2019 (Unaudited)

B. Summary of significant accounting policies

The accounting policies adopted are consistent with those of the previous financial year.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States of America (“U.S. GAAP”), for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for fair statement of results for the interim periods presented have been included. The results of operations for three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year or for other interim periods or for future years. The consolidated balance sheet as of December 31, 2017 is derived from audited financial statements as of that date; however, it does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on March 28, 2019.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of TechCare, and its subsidiary, Novomic. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

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

Impairment of long-lived assets

Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In the event that the sum of the expected future undiscounted cash flows expected to be generated by the long-lived assets is less than the carrying amount of such assets, an impairment charge would be recognized and the assets would be written down to their estimated fair values. During the periods ended March 2019 and 2018, no impairment was recorded.

TechCare Corp.

Notes to Unaudited Financial Statements

March 31, 2019 (Unaudited)

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

NOTE 2: NEW ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Adopted in Current Period

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-02 “Leases.” The guidance establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The guidance became effective on January 1, 2019. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. The adoption of this standard did not have a material effect on the Company’s financial statements.

The Company adopted the new accounting standard Accounting Standards Codification 842 “Leases,” and all the related amendments, on January 1, 2019 and used the effective date as the Company’s date of initial application. Consequently, financial information was not updated and the disclosures required under the new standard are not provided for dates and periods before January 1, 2019. The new standard also provides practical expedients for an entity’s ongoing accounting. The adoption of this standard did not have a material effect on the Company’s financial statements. On January 1, 2019, the Company recognized ROU assets of approximately $113 thousand and lease liabilities of approximately $113 thousand for its operating leases of real estate and vehicles. The adoption of this standard does not have a material impact on the Company’s consolidated statements of income and consolidated statements of cash flows.

TechCare Corp.

Notes to Unaudited Financial Statements

March 31, 2019 (Unaudited)

NOTE 3: STOCKHOLDERS’ EQUITY

On March 13, 2019, we issued and sold to ICB Biotechnology Investments Ltd. (“ICB”) 957,854 of common stock at a price per share of $0.261, for aggregate consideration of $250,000.

NOTE 4: INCOME TAXES

a. Basis of taxation

The Company and its subsidiary are taxed under the domestic tax laws of the jurisdiction of incorporation of each entity (United States and Israel).

b. Carryforward Tax Losses

Carryforward Tax Losses of the Company as of March 31, 2019 amounted to approximately $0.39 million. Carryforward Tax Losses of Novomic amounted to approximately $6 million. A full valuation allowance was created against these carry forward tax losses since the realization of any future benefit from these net operating losses cannot be sufficiently assured at March 31, 2019.

NOTE 5: LOSS PER SHARE

Loss per share is based on the loss that is attributed to the aggregate number of outstanding shares of common stock, divided by the weighted average number of common stock in issue during the period.

NOTE 6: FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table is a reconciliation of the change for the financial liability where fair value measurement is estimated utilizing Level 3 inputs:

	2019	2018
	US dollar	US dollar
Fair value as of January 1	$-	132,470
Change in fair value recognized in statement of operations and comprehensive loss	-	(132,470)
Fair value as of March 31	$-	-

TechCare Corp.

Notes to Unaudited Financial Statements

March 31, 2019 (Unaudited)

NOTE 7: RELATED PARTY TRANSACTIONS

a. On May 31, 2015, the Company entered into a consulting agreement with Mr. Yossef De-Levy, a member of the Company’s Board. Pursuant to the consulting agreement, Mr. De-Levy receives a gross monthly amount of NIS 10,000 (approximately $2,900). The foregoing payment is in addition to, and independent of, the fee that Mr. De-Levy is entitled to receive for continued services as a member of the Board. In March 2019 and April 2019, the Company entered into amendments to the consulting agreement, pursuant to which the monthly retainer was waived commencing on November 15, 2018 through August 31, 2019.

b. On December 31, 2015, the Company entered into a consulting agreement with Zvi Yemini, the Company’s Chairman of the Board and with his affiliated entity Y.M.Y Industry Ltd. (“YMY”). Pursuant to the consulting agreement, Mr. Yemini received a gross monthly amount of NIS 24,000 (approximately $6,200). The foregoing payment is in addition to, and independent of, the fee that Mr. Yemini is entitled to receive for continued services as a member of the Board. On February 22, 2017, the Company signed an amendment to the original agreement with Mr. Yemini and YMY. Pursuant to the amendment, Mr. Yemini’s monthly payment was increased to NIS 45,000 (approximately $13,000) starting February 2017. In March 2019 and April 2019, the Company entered into amendments to the consulting agreement, pursuant to which the monthly retainer was waived commencing on November 15, 2018 through August 31, 2019.

c. On July 31, 2016, the Company entered into a consulting agreement with Mr. Oren Traistman, a member of the Board. Pursuant to the consulting agreement, Mr. Traistman receives a gross monthly amount of NIS 10,000 (approximately $2,900). In March 2019 and April 2019, the Company entered into an amendment to the consulting agreement, pursuant to which the monthly retainer was waived commencing on November 15, 2018 through August 31, 2019.

d. On December 31, 2017, the Company entered into a consulting agreement with Mr. Ran Tuttnauer, a member of the advisory Board. Pursuant to the consulting agreement, Mr. Tuttnauer receives a gross monthly amount of $2,000. In March 2019 and April 2019, the Company entered into an amendment to the consulting agreement, pursuant to which the monthly retainer was waived commencing on November 15, 2018 through August 31, 2019.

NOTE 8: SUBSEQUENT EVENTS

In April 2019, the Company purchased 100 ordinary shares of Novomic, its wholly owned subsidiary, for aggregate consideration of NIS 8,093,543 (approximately $2,250,000).

On April 28, 2019, the Company entered into a form of Securities Purchase Agreement (the “Securities Purchase Agreement”) with each of Y.M.Y. Industry Ltd., Traistman Radziejewski Fundacja Ltd. and Microdel Ltd. relating to an offering of an aggregate of 1,229,508 shares of the Company’s common stock at a purchase price of $0.183 per share for aggregate gross proceeds of approximately $225,000. In addition, the Company granted the investors an option, for a period of twelve months, to purchase up to an additional 375,001 shares of common stock at a price per share of $0.60, for additional aggregate consideration of $225,000. The closing of the offering took place on April 29, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws, and is subject to the safe-harbor created by such Act and laws. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other variations thereon or comparable terminology. The statements herein and their implications are merely predictions and therefore inherently subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results, performance levels of activity, or our achievements, or industry results to be materially different from those contemplated by the forward-looking statements. Such forward-looking statements appear in this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and may appear elsewhere in this Quarterly Report on Form 10-Q and include, but are not limited to, statements regarding the following:

●	the prospects of signing agreements with distributors in Europe and the timeline within which that may occur;

●	our intention to expand our sales points in Israel;

●	our plan to execute our strategy;

●	our intention to sell our products in additional pharmacies and various online outlets and the timeline within which that may occur;

●	our expectations regarding our short- and long-term capital requirements;

●	our outlook for the coming months and future periods, including but not limited to our expectations regarding future revenue and expenses;

●	our product development and distribution plans, including those for Novokid® and Shine;

●	our marketing plans, including timing and regions for marketing our products;

●	our ability and the effects, if any, of a manufacture cost reduction program;

●	achieving regulatory approvals;

●	the proposed joint venture of a Chinese entity in accordance with a joint venture agreement;

●	our outlook for the coming months and future periods, including but not limited to our expectations regarding future revenue and expenses; and

●	information with respect to any other plans and strategies for our business.

Our business and operations are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report.

In addition, historic results of scientific research, clinical and preclinical trials do not guarantee that the conclusions of future research or trials would not suggest different conclusions. Also, historic results referred to in this periodic report would be interpreted differently in light of additional research, clinical and preclinical trials results. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under the heading “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, or the 2018 Annual Report. Readers are also urged to carefully review and consider the various disclosures we have made in that report.

As used in this quarterly report, the terms “we”, “us”, “our”, the “Company” and “TechCare” mean TechCare Corp. and our wholly owned subsidiary, Novomic Ltd., unless otherwise indicated or as otherwise required by the context.

The following financial data in this narrative are expressed in thousands, except for share and share data or as otherwise noted.

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

We intend to expand our sales points in Israel and began selling our products in additional pharmacies and various online outlets during 2019. As we remain focused on increasing our global footprint and expanding our distribution network, we showcased Novokid® and met potential distributors and partners at CPhI Worldwide, a renowned and leading pharma tradeshow held in Madrid during October 2018. Accordingly, we are exploring various opportunities to sign agreements with distributors in Europe during the fiscal year ending December 31, 2019. We are also working on erecting an automated production line which is expected to ramp up our manufacturing capacity while reducing its costs.

We believe that we will need to raise up to $2,000 thousand during the year ending December 31, 2019 in order to successfully implement our business plan, of which there can be no assurance. Failure to obtain the necessary capital at acceptable terms, if at all, when needed, may force us to delay, limit, or terminate our product development efforts and adversely effect our ability to secure regulatory approvals and would adversely impact our planned research and development efforts in connection with our future products, which may make it more difficult for us to attain profitability.

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

Recent Developments and Plans

Our current and future products are all based on the vaporization platform, which was developed over a period of seven years. Since January 1, 2018, we have achieved the following:

●	entered into a distribution agreement with an exclusive distributor of our Novokid® product line in Israel;

●	launched Novokid® in Israel during late May 2018 through Super Pharm, Israel’s largest and leading drugstore chain, accompanied by a radio and digital brand awareness and marketing campaign;

●	expanded our sales points in Israel and penetrated to additional pharmacies and various online outlets, including selling Novokid® on Amazon in the United States;

●	contracted and setup production facilities in China and Israel through sub-contractors;

●	showcased Novokid® in CPhI Madrid, the world’s leading pharma tradeshow, held in Madrid, Spain, during October 2018;

●	entered into a joint venture agreement with a Chinese partner for the formation of a Chinese joint venture intended to focus on the development of comprehensive and broad range of health, wellness, beauty and home products for customers by utilizing our patented technology of vaporization of natural and plant-based compounds;

●	fine-tuned the Shine formulation for the base capsule product; and

●	kicked-off the development for new formulations to create additional capsule lines for the Shine product.

During the next 12-18 months, we plan to focus our efforts on the following:

Novokid®:

●	launch Novokid® on Amazon.uk;

●	finalize additional engagements with distributors in Europe and Latin America;

●	obtain FDA approval through our OEM distributor; and

●	prepare and implement a manufacture cost reduction program, allowing us to reduce the manufacturing and procurement costs for our Novokid® product.

Shine:

●	to launch Shine through Kickstarter, following by a launch in the United States, Europe and China;

●	develop new capsules for personalized treatment, such as dry and curly hair; and

●	obtain regulatory approval and registration of Shine, as a cosmetic product, in Europe, the United States and China.

Other:

●	establishment of a Chinese entity in accordance with a joint venture agreement entered between the Company and China-Israel Biological Technology Co. Ltd. on January 21, 2019; and

●	explore in which medical dermatology indications our technology may have an added value.

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

On March 13, 2019, we issued and sold to ICB Biotechnology Investments Ltd. (“ICB”) 957,854 shares of our common for a price per Share of $0.261, for aggregate consideration of $250,000. In accordance with the terms of the subscription agreement, upon the formation of a joint venture with China-Israel Biological Technology Co. Ltd., (“CIBD”) the parent company of ICB, and the transfer of the relevant intellectual property rights to the joint venture, we will issue and sell to ICB an additional 957,854 Shares for an additional investment amount of $250,000 (the “Additional Investment”). In addition, subject to the consummation of the Additional Investment, we will grant ICB an option to purchase up to additional 833,333 shares of our common stock at a price per share of $0.60, for aggregate consideration of up to $1,000,000.

On April 28, 2019, we entered into a form of Securities Purchase Agreement (the “Securities Purchase Agreement”) with each of Y.M.Y. Industry Ltd., Traistman Radziejewski Fundacja Ltd. and Microdel Ltd. relating to an offering of an aggregate of 1,229,508 shares of our common stock at a purchase price of $0.183 per share for aggregate gross proceeds of approximately $225,000. In addition, we granted the investors an option, for a period of twelve months, to purchase up to an additional 375,001 shares of common stock at a price per share of $0.60, for additional aggregate consideration of $225,000. The closing of the offering took place on April 29, 2019.

Results of Operations during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018

Revenues

During the three months ended March 31, 2019, we generated $58 thousand in revenues, compared to $27 thousand in revenues in the three months ended March 31, 2018. The increase is mainly attributable to an increase in the sale of for our product.

Research and Development Expenses

Our research and development expenses during the three months ended March 31, 2019 were $41 thousand and all expenses resulted from ongoing research and development expenses.

Our research and development expenses during the three months ended March 31, 2018 were $31 thousand. The increase is mainly attributable to expenses related to the new expected Shine product.

Marketing, General and Administrative Expenses

Our marketing, general and administrative expenses during the three months ended March 31, 2019 were $436 thousand and were comprised mainly of $320 thousand in payroll and payments to consultants. Our marketing, general and administrative expenses during the three months ended March 31, 2018 were $464 thousand and were comprised mainly of $286 thousand in payroll and payments to consultants. The decrease in our marketing, general and administrative expenses is mainly attributable to a decrease in marketing expenses and travel abroad expenses.

Net Loss

During the three months ended March 31, 2019 we incurred a net loss of $479 thousand. During the three months ended March 31, 2018, we incurred a net loss of $364 thousand. The increase in net loss is mainly attributable to a decrease in gross margins.

Liquidity and Capital Resources

Our balance sheet as of March 31, 2019 reflects total assets of $1,053 thousand, consisting mainly of cash and cash equivalents in the amount of approximately $371 thousand, inventory of approximately $224 thousand and property and equipment, net of approximately $163 thousand. As of December 31, 2018, our balance sheet reflects total assets of approximately $1,158 thousand consisting mainly of cash and cash equivalents in the amount of approximately $475 thousand, inventory in the amount of approximately $249 thousand, other receivables of approximately $177 thousand and property and equipment net, of approximately $161 thousand.

As of March 31, 2019, we had total current liabilities of approximately $337 thousand, consisting mainly of accounts payable and accrued expenses of approximately $187 thousand and a note payable of approximately $80 thousand. As of December 31, 2018, we had total current liabilities of approximately $385 thousand consisting mainly of accounts payable and accrued expenses of approximately $231 thousand and a note payable of approximately $80 thousand.

As of March 31, 2019, we had positive working capital of approximately $386 thousand, compared to positive working capital of approximately $573 thousand at December 31, 2018. The working capital has been sufficient to sustain our operations to date, although there is substantial doubt about our ability to continue as going concern. Our total liabilities as of March 31, 2019 were approximately $460 thousand, compared to approximately $417 thousand at December 31, 2018.

During the three months ended March 31, 2019, we used approximately $320 thousand of cash in our operating activities. This resulted mainly from an overall net loss of approximately $479 thousand, a decrease in other receivables of approximately $101 thousand and a decrease in inventory of approximately $32 thousand. During the three months ended March 31, 2018, we used approximately $540 thousand of cash in our operating activities. This resulted mainly from an overall net loss of approximately $364 thousand, an increase in accounts payable and accrued expenses of approximately $39 thousand and an increase in inventory of approximately $43 thousand.

During the three months ended March 31, 2019, we used approximately $11 thousand in our investing activities, as compared to approximately $1 thousand in the same period in the prior year.

During the three months ended March 31, 2019, our financing activities provided us with $232 thousand, as compared to $900 thousand in the same period in the prior year, through the issuance of common stock.

On March 13, 2019, we issued and sold to ICB 957,854 shares of our common stock at a price per share of $0.261, for aggregate consideration of $250,000. In addition, in April 2019, the Company entered into subscription agreements with several investors, consisting of our officers and directors, pursuant to which we issued 1,229,508 shares of common stock for aggregate consideration of $225,000.

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

Critical Accounting Policies

Please see Note 1B of Part I, Item I of this Quarterly Report on Form 10-Q for the summary of significant accounting policies. In addition, reference is made to Note 1B in the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2018 (filed on March 28, 2019) with respect to our Critical Accounting Policies. There have been no other material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Management’s Remediation Plan

Since the time our initial material weaknesses were identified in early 2017 relating to (i) inadequate segregation of duties consistent with control objectives; and (ii) ineffective controls over period-end financial reporting and disclosure processes, we have initiated the following procedures during the year ended December 31, 2017:

(i)	Due to inadequate finance resources as of the end of the first quarter of 2017, we hired during the second quarter of 2017 a new outsourced finance team and replaced our CFO. We believe that this first step should assist in detecting errors that have occurred since the first quarter of 2017.

(ii)	We began implementing processes and controls to properly perform an effective period-end financial reporting process.

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

The remediation efforts, which are not completed as of March 31, 2019, are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

(a) The following documents are filed as exhibits to this report on Form 10-Q or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit No.	Description
10.1*	Subscription Agreement executed by and between Tech Care Corp. and Y.M.Y. Industry Ltd., dated April 28, 2019.
10.2*	Subscription Agreement executed by and between Tech Care Corp. and Traistman Radziejewski Fundacja Ltd., dated April 28, 2019.
10.3*	Subscription Agreement executed by and between Tech Care Corp. and Microdel Ltd., dated April 28, 2019.
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101*	The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) the Interim Condensed Consolidated Balance Sheets, (ii) the Interim Condensed Consolidated Statements of Operations, (iii) the Interim Condensed Consolidated Statements of Comprehensive Loss, (iv) the Interim Condensed Statements of Changes in Equity, (v) the Interim Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Interim Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

TechCare Corp.

By:	/s/ Zvi Yemini
Zvi Yemini
Chief Executive Officer
(Principal Executive Officer)

Date:	May 14, 2019

By:	/s/ Tali Dinar
Tali Dinar
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

Date:	May 14, 2019

