Form 10-Q/A
period 2019-03-31
TechCare Corp.
filed 2019-05-20
CIK 1498067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (this “Amendment No. 1”) to the TechCare Corp. (the “Company”) Quarterly Report on Form 10-Q for the three months ended March 31, 2019, filed with the Securities and Exchange Commission on May 14, 2019 (the “Form 10-Q”), is to include the disclosure of the changes to the Company’s shareholder’s equity contained in Note 3 of Part I, Item I of this Amendment No. 1.

Other than the correction identified above, no other changes have been made to the Form 10-Q. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or otherwise modify or update in any way disclosures made in the Form 10-Q. This Amendment No. 1 should be read in conjunction with the Form 10-Q.

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

TechCare Corp.

Notes to Unaudited Financial Statements

March 31, 2019 (Unaudited)

NOTE 3: STOCKHOLDERS’ EQUITY

On March 13, 2019, the Company issued to ICB Biotechnology Investments Ltd. (“ICB”) 957,854 shares of common stock at a price per share of $0.261, for aggregate consideration of $250,000.

Consolidated statements of stockholders’ equity for three months ended March 31, 2019:

	Common Stock		Additional Paid-in	Stock To Be	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Stock	Amount	Capital	Issued	Deficit	Income	Equity
Balance at December 31, 2018	33,212,036	3,322	9,329,419	30,000	(8,728,157)	106,870	741,454
Issuance of common stock and warrants, net	957,854	95	232,355	-	-	-	232,450
Waiver of fee by related party	-	-	89,833	-	-	-	89,833
Stock-based compensation	-	-	3,120	-	-	-	3,120
Other comprehensive income	-	-	-	-	-	4,815	4,815
Net loss for the period	-	-	-	-	(478,827)	-	(478,827)
Balance at March 31, 2019	34,169,890	$3,417	$9,654,727	30,000	(9,206,984)	$111,685	$592,845

TechCare Corp.

Notes to Unaudited Financial Statements

March 31, 2019 (Unaudited)

Consolidated statements of stockholders’ equity for three months ended March 31, 2018:

	Common Stock		Additional Paid-in	Stock To Be	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Stock	Amount	Capital	Issued	Deficit	Income	Equity
Balance at December 31, 2017	25,835,401	2,584	6,945,151	30,000	(6,571,083)	104,777	511,429
Issuance of common stock and warrants, net	2,325,581	232	899,768	-	-	-	900,000
Other comprehensive income	-	-	-	-	-	8,791	8,791
Net loss for the period	-	-	-	-	(363,535)	-	(363,535)
Balance at March 31, 2018	28,160,982	$2,816	$7,844,921	30,000	(6,934,618)	$113,568	$1,056,687

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws, and is subject to the safe-harbor created by such Act and laws. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other variations thereon or comparable terminology. The statements herein and their implications are merely predictions and therefore inherently subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results, performance levels of activity, or our achievements, or industry results to be materially different from those contemplated by the forward-looking statements. Such forward-looking statements appear in this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and may appear elsewhere in this Quarterly Report on Form 10-Q/A and include, but are not limited to, statements regarding the following:

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

Critical Accounting Policies

Please see Note 1B of Part I, Item I of this Quarterly Report on Form 10-Q/A for the summary of significant accounting policies. In addition, reference is made to Note 1B in the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2018 (filed on March 28, 2019) with respect to our Critical Accounting Policies. There have been no other material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2018.

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

(a) The following documents are filed as exhibits to this report on Form 10-Q/A or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit No.	Description
10.1	Subscription Agreement executed by and between Tech Care Corp. and Y.M.Y. Industry Ltd., dated April 28, 2019 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2019, filed with the Securities and Exchange Commission on May 14, 2019).
10.2	Subscription Agreement executed by and between Tech Care Corp. and Traistman Radziejewski Fundacja Ltd., dated April 28, 2019 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2019, filed with the Securities and Exchange Commission on May 14, 2019).
10.3	Subscription Agreement executed by and between Tech Care Corp. and Microdel Ltd., dated April 28, 2019 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2019, filed with the Securities and Exchange Commission on May 14, 2019).
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101*	The following materials from our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) the Interim Condensed Consolidated Balance Sheets, (ii) the Interim Condensed Consolidated Statements of Operations, (iii) the Interim Condensed Consolidated Statements of Comprehensive Loss, (iv) the Interim Condensed Statements of Changes in Equity, (v) the Interim Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Interim Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

TechCare Corp.

By:	/s/ Zvi Yemini
Zvi Yemini
Chief Executive Officer
(Principal Executive Officer)

Date:	May 20, 2019

By:	/s/ Tali Dinar
Tali Dinar
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

Date:	May 20, 2019

