Form 10-Q
period 2019-06-30
TechCare Corp.
filed 2019-08-13
CIK 1498067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common stock, par value $0.0001 per share	TECR	OTCQB

On August 13, 2019, the registrant had 35,449,398 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TechCare Corp.

Condensed Consolidated Balance Sheets

As of June 30, 2019 and December 31, 2018

(Unaudited)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$230,616	$474,715
Inventory	204,247	248,912
Accounts receivable	5,519	13,462
Inventory subject to refund	2,126	44,529
Other receivables	51,209	176,583
Total current assets	493,717	958,201

Non-current assets:
Severance pay fund, net	4,659	-
Long-term deposits	11,470	11,366
Right of use asset, net	110,527	-
Property and equipment, net	159,894	161,401
Total non-current assets	286,550	172,767
Total assets	$780,267	$1,130,968

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$167,397	$231,311
Note payable	80,026	80,026
Current maturities of long-term lease liability	22,925	-
Derivative liability	914	-
Refund liability	4,999	73,464
Total current liabilities	276,261	384,801

Non-current liability:
Lease liability	87,602	-
Liability for severance pay, net	-	4,713
Total liabilities	363,863	389,514

Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized; none issued and outstanding at June 30, 2019 and December 31, 2018, respectively	-	-
Common stock, par value $0.0001 per share, 500,000,000 shares authorized; 35,449,398 and 33,212,036 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	3,545	3,322
Accumulated other comprehensive income	116,403	106,870
Additional paid-in capital	9,931,209	9,329,419
Stock to be issued	30,000	30,000
Accumulated deficit	(9,664,753)	(8,728,157)
Total stockholders’ equity	416,404	741,454
Total liabilities and stockholders’ equity	$780,267	$1,130,968

The accompanying notes are an integral part of these condensed consolidated financial statements.

TechCare Corp.

Condensed Consolidated Statements of Operations and Comprehensive loss

For the Six and Three Month Periods ended June 30, 2019 and 2018

(Unaudited)

	Six months ended		Three months ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenues	85,197	98,442	27,026	71,720
Cost of revenues	117,728	57,618	63,340	47,908
Gross profit (loss)	(32,531)	40,824	(36,314)	23,812

Research and development expenses	80,032	47,916	39,225	16,821
Marketing, general and administrative expenses	811,327	966,920	376,116	502,579
Change in fair value of option liability	-	(132,470)	-	-
Operating loss	923,890	841,542	451,655	495,588

Financial expenses (income), net	12,706	17,155	6,114	(426)

Net loss	$936,596	$858,697	457,769	495,162

Net loss per common stock:
Basic	$(0.03)	$(0.03)	(0.01)	(0.02)

Weighted average number of common stock outstanding:
Basic	34,270,715	31,273,013	35,095,609	31,384,440

Comprehensive loss:
Net loss	936,596	858,697	457,769	495,162
Other comprehensive expense (income) attributable to foreign currency translation	(9,533)	1,698	(4,718)	10,490
Comprehensive loss	927,063	860,396	453,051	805,652

The accompanying notes are an integral part of these condensed consolidated financial statements.

TechCare Corp.

Condensed Consolidated Statements of changes in Stockholders’ Equity

(Unaudited)

Consolidated statements of stockholders’ equity for six months ended June 30, 2019:

	Common Stock		Additional Paid-in	Stock To Be	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Stock	Amount	Capital	Issued	Deficit	Income	Equity
Balance at December 31, 2018	33,212,036	3,322	9,329,419	30,000	(8,728,157)	106,870	741,454
Issuance of common stock	2,237,362	223	450,657	-	-	-	450,880
Waiver of fee by related party	-	-	144,898	-	-	-	144,898
Stock-based compensation	-	-	6,235	-	-	-	6,235
Other comprehensive income	-	-	-	-	-	9,533	9,533
Net loss for the period	-	-	-	-	(936,596)	-	(936,596)
Balance at June 30, 2019	35,449,398	3,545	9,931,209	30,000	(9,664,753)	116,403	416,404

Consolidated statements of stockholders’ equity for six months ended June 30, 2018:

	Common Stock		Additional Paid-in	Stock To Be	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Stock	Amount	Capital	Issued	Deficit	Income	Equity
Balance at December 31, 2017	25,835,401	2,584	6,945,151	30,000	(6,571,083)	104,777	511,429
Issuance of common stock and warrants, net	2,325,581	232	899,769	-	-	-	900,001
Other comprehensive (expenses)	-	-	-	-	-	(1,699)	(1,699)
Stock-based compensation	-	-	18,543	-	-	-	18,543
Funds Received for Shares	-	-	-	42,000	-	-	42,000
Net loss for the period	-	-	-	-	(858,697)	-	(858,697)
Balance at June 30, 2018	28,160,982	2,816	7,863,463	72,000	(7,429,780)	103,078	611,577

The accompanying notes are an integral part of these condensed consolidated financial statements.

TechCare Corp.

Condensed Consolidated Statements of changes in Stockholders’ Equity

(Unaudited)

Consolidated statements of stockholders’ equity for three months ended June 30, 2019:

	Common Stock		Additional Paid-in	Stock To Be	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Stock	Amount	Capital	Issued	Deficit	Income	Equity
Balance at March 31, 2019	34,169,890	$3,417	$9,654,727	30,000	(9,206,984)	$111,685	$592,845
Issuance of common stock	1,279,508	128	218,302	-	-	-	218,430
Waiver of fee by related party	-	-	55,065	-	-	-	55,065
Stock-based compensation	-	-	3,115	-	-	-	3,115
Other comprehensive income	-	-	-	-	-	4,718	4,718
Net loss for the period	-	-	-	-	(457,769)	-	(457,769)
Balance at June 30, 2019	35,449,398	3,545	9,931,209	30,000	(9,664,753)	116,403	416,404

Consolidated statements of stockholders’ equity for three months ended June 30, 2018:

	Common Stock		Additional Paid-in	Stock To Be	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Stock	Amount	Capital	Issued	Deficit	Income	Equity
Balance at March 31, 2018	28,160,982	$2,816	$7,844,921	30,000	$(6,934,618)	113,568	1,056,687
Funds Received for Shares	-	-	-	42,000	-	-	42,000
Stock-based compensation	-	-	18,542	-	-	-	18,542
Other comprehensive income (expenses)	-	-	-	-	-	(10,490)	(10,490)
Net loss for the period	-	-	-	-	495,162	-	495,162
Balance at June 30, 2018	28,160,982	2,816	7,863,463	72,000	(7,429,780)	103,078	611,577

The accompanying notes are an integral part of these condensed consolidated financial statements.

TechCare Corp.

Condensed Consolidated Statements of Cash Flows

For the Six Month Periods ended June 30, 2019 and 2018

(Unaudited)

	Six months ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(936,596)	$(858,697)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	14,676	10,654
Change in fair value of option liability	-	(132,470)
Right of use asset depreciation	5,561	-
Finance expenses, net	487	-
Inventory subject to refund	44,443	-
Management fee waiver	144,898	-
Stock-based compensation	6,235	18,543
Changes in operating assets and liabilities:
Derivative liability	(5,663)	-
Lease liability	(6,047)	-
Accounts receivables	9,015	(111,828)
Other receivables	132,137	(50,146)
Inventory	56,766	(99,496)
Accounts payable and accrued expenses	(74,766)	116,414
Refund liability	(71,701)	58,643
Severance payment, net	(9,471)	(898)
Net cash used in operating activities	(690,026)	(1,049,281)

Cash flow from investing activities:
Purchase of fixed assets	(4,995)	(31,999)
Long-term deposit	603	-
Net cash used in investing activities	(4,392)	(31,999)

Cash flow from financing activities:
Proceeds from issuance of common stock and warrants, net	457,455	900,000
Proceeds from stock to be issued	-	42,000
Net cash provided by financing activities	457,455	942,000

Effect of exchange rates on cash and cash equivalents	(7,136)	3,178
Net decrease in cash and cash equivalents	(244,099)	(136,102)

Cash and cash equivalents - beginning of period	474,715	589,818
Cash and cash equivalents - end of period	$230,616	$453,716

The accompanying notes are an integral part of these condensed consolidated financial statements.

TechCare Corp.

Notes to Condensed Consolidated Financial Statements

June 30, 2019

(Unaudited)

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Nature of operations

TechCare Corp. (“Techcare” or the “Company”) was incorporated under the laws of the State of Delaware on May 26, 2010. The Company’s common stock is traded in the United States on the OTCQB market under the ticker symbol “TECR.”

On February 8, 2016, the Company signed a Merger Agreement with Novomic Ltd. (“Novomic”), a private company incorporated under the laws of the state of Israel. The closing of the merger took place on August 9, 2016, pursuant to which Novomic became a wholly-owned subsidiary of the Company.

Novomic was incorporated as a private company in Israel in 2009. Since inception, Novomic has been a technology company engaged in the design, development, and commercialization of a unique delivery platform utilizing vaporization of various natural compounds for multiple health, beauty and wellness applications. Novomic’s delivery platform is proprietary and patented.

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

Going Concern

During the period ended June 30, 2019, the Company had a total comprehensive loss of $0.9 million and had incurred $0.69 million loss from operating cash flow. As of June 30, 2019, the Company incurred accumulated losses of approximately $9.6 million. Based on the projected cash flows and Company’s cash balance as of June 30, 2019, the Company’s management is of the opinion that without further fundraising it will not have sufficient resources to enable it to continue advancing its activities including the development, manufacturing, and marketing of its products for a period of at least 12 months from the date of issuance of these financial statements. As a result, there is substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans include the continued commercialization of their products, to continue taking cost reduction steps and securing sufficient financing through the sale of additional equity securities, debt or capital inflows from strategic partnerships. There are no assurances, however, that the Company will be successful in obtaining the level of financing needed for its operations. If the Company is unsuccessful in commercializing its products and securing sufficient financing, it may need to reduce activities, or curtail or cease operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

TechCare Corp.

Notes to Condensed Consolidated Financial Statements

June 30, 2019

(Unaudited)

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.):

B. Summary of significant accounting policies

The accounting policies adopted are consistent with those of the previous financial year.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States of America (“U.S. GAAP”), for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for fair statement of results for the interim periods presented have been included. The results of operations for six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the period or for future years. The consolidated balance sheet as of December 31, 2018 is derived from audited financial statements as of that date; however, it does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on March 28, 2019.

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

TechCare Corp.

Notes to Condensed Consolidated Financial Statements

June 30, 2019

(Unaudited)

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.):

B. Summary of significant accounting policies (Cont.):

Impairment of long-lived assets

Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In the event that the sum of the expected future undiscounted cash flows expected to be generated by the long-lived assets is less than the carrying amount of such assets, an impairment charge would be recognized and the assets would be written down to their estimated fair values. During the periods ended June 30, 2019, and 2018, no impairment was recorded.

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

TechCare Corp.

Notes to Condensed Consolidated Financial Statements

June 30, 2019

(Unaudited)

NOTE 2: NEW ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Adopted in Current Period

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-02 “Leases.” The guidance establishes a right-of-use (“ROU”) model that requires a lessee to recognize an ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The guidance became effective on January 1, 2019. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. The adoption of this standard did not have a material effect on the Company’s financial statements.

The Company adopted the new accounting standard Accounting Standards Codification 842 “Leases,” and all the related amendments, on January 1, 2019 and used the standard’s effective date as the Company’s date of initial application. Consequently, financial information was not updated and the disclosures required under the new standard are not provided for dates and periods before January 1, 2019. The new standard also provides practical expedients for an entity’s ongoing accounting. The adoption of this standard did not have a material effect on the Company’s financial statements. On January 1, 2019, the Company recognized ROU assets of approximately $113 thousand and lease liabilities of approximately $113 thousand for its operating leases of real estate and vehicles. The adoption of this standard did not have a material impact on the Company’s consolidated statements of income and consolidated statements of cash flows.

NOTE 3: INCOME TAXES

a. Basis of taxation

The Company and its subsidiary are taxed under the domestic tax laws of the jurisdiction of incorporation of each entity (United States and Israel).

b. Carryforward Tax Losses

Carryforward Tax Losses of the Company as of June 30, 2019, amounted to approximately $0.5 million. Carryforward Tax Losses of Novomic amounted to approximately $6.4 million. A full valuation allowance was created against these carry forward tax losses since the realization of any future benefit from these net operating losses cannot be sufficiently assured at June 30, 2019.

NOTE 4: LOSS PER SHARE

Loss per share is based on the loss that is attributed to the aggregate number of outstanding shares of common stock, divided by the weighted average number of common stock in issue during the period.

TechCare Corp.

Notes to Condensed Consolidated Financial Statements

June 30, 2019

(Unaudited)

NOTE 5: FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table is a reconciliation of the change for the financial liability where fair value measurement is estimated utilizing Level 3 inputs:

	2019	2018
	US dollar	US dollar
Fair value as of January 1	$-	132,470
Receipt of derivative liability	6,577	-
Change in fair value recognized in statement of operations and comprehensive loss	(5,663)	(132,470)
Fair value as of June 30	$914	-

NOTE 6: RELATED PARTY TRANSACTIONS

a.	On May 31, 2015, the Company entered into a consulting agreement with Mr. Yossef De-Levy, a member of the Company’s Board. Pursuant to the consulting agreement, Mr. De-Levy receives a gross monthly amount of NIS 10,000 (approximately $2,900). The foregoing payment is in addition to, and independent of, the fee that Mr. De-Levy is entitled to receive for continued services as a member of the Board. In March 2019 and April 2019, the Company entered into amendments to the consulting agreement, pursuant to which the monthly retainer was waived commencing on November 15, 2018, through August 31, 2019. The Company recorded the expense against equity.

b.	On December 31, 2015, the Company entered into a consulting agreement with Zvi Yemini, the Company’s Chairman of the Board and with his affiliated entity Y.M.Y Industry Ltd. (“YMY”). Pursuant to the consulting agreement, Mr. Yemini received a gross monthly amount of NIS 24,000 (approximately $6,200). The foregoing payment is in addition to, and independent of, the fee that Mr. Yemini is entitled to receive for continued services as a member of the Board. On February 22, 2017, the Company signed an amendment to the original agreement with Mr. Yemini and YMY. Pursuant to the amendment, Mr. Yemini’s monthly payment was increased to NIS 45,000 (approximately $13,000) starting February 2017. In March 2019 and April 2019, the Company entered into amendments to the consulting agreement, pursuant to which the monthly retainer was waived commencing on November 15, 2018, through August 31, 2019. The Company recorded the expense against equity.

c.	On July 31, 2016, the Company entered into a consulting agreement with Mr. Oren Traistman, a member of the Board. Pursuant to the consulting agreement, Mr. Traistman receives a gross monthly amount of NIS 10,000 (approximately $2,900). In March 2019 and April 2019, the Company entered into an amendment to the consulting agreement, pursuant to which the monthly retainer was waived commencing on November 15, 2018 through August 31, 2019. The Company recorded the expense against equity.

d.	On December 31, 2017, the Company entered into a consulting agreement with Mr. Ran Tuttnauer, a member of the advisory Board. Pursuant to the consulting agreement, Mr. Tuttnauer receives a gross monthly amount of $2,000. In March 2019 and April 2019, the Company entered into an amendment to the consulting agreement, pursuant to which the monthly retainer was waived commencing on November 15, 2018 through August 31, 2019. In April 2019 the consulting agreement was terminated, The Company recorded the expense against equity.

TechCare Corp.

Notes to Condensed Consolidated Financial Statements

June 30, 2019

(Unaudited)

NOTE 6: RELATED PARTY TRANSACTIONS (Cont.):

e.	On April 28, 2019, the Company entered into a form of Securities Purchase Agreement (the “Securities Purchase Agreement”) with each of Y.M.Y. Industry Ltd., Traistman Radziejewski Fundacja Ltd. and Microdel Ltd. relating to an offering of an aggregate of 1,229,508 shares of the Company’s common stock at a purchase price of $0.183 per share for aggregate gross proceeds of approximately $225,000. In addition, the Company granted the investors an option, for a period of twelve months, to purchase up to an additional 375,001 shares of common stock at a price per share of $0.60, for additional aggregate consideration of $225,000. The closing of the offering took place on April 29, 2019. The option was classified as a derivative financial liability and are re-measured each reporting date, with changes in fair value recognized in finance expense (income), net, since the exercise price of the warrants is denominated in USD and the functional currency of the Company is the NIS.

NOTE 7: SUBSEQUENT EVENTS

On July 22, 2019, Mrs. Tali Dinar, the Chief Financial Officer of the Company, and the Company, jointly agreed to terminate her employment agreement. Mrs. Dinar will continue to provide her services to the Company as required under Israeli law until October 22, 2019, unless otherwise agreed to by Mrs. Dinar and the Company. Mrs. Dinar’s employment termination was not as a result of any disagreement or dispute with the Company but rather as a result of the current needs of the Company.

On August 13, 2019, Mr. Oren Traistman was appointed as the Chairman of the Board of the Company, by the existing Board. Mr. Zvi Yemini, the former Chairman, will continue to serve as a director and Chief Executive Officer of the Company.

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

Recent Developments and Plans

Our current and future products are all based on the vaporization platform, which was developed over a period of seven years. Since January 1, 2018, we have achieved the following:

●	launched Novokid® in Israel during late May 2018 through Super Pharm, Israel’s largest and leading drugstore chain, accompanied by a radio and digital brand awareness and marketing campaign;

●	expanded our sales points in Israel and penetrated to additional pharmacies;

●	contracted and setup production facilities in China and Israel through sub-contractors;

●	showcased Novokid® in CPhI Madrid, the world’s leading pharma tradeshow, held in Madrid, Spain, during October 2018;

●	entered into a joint venture agreement with a Chinese partner for the formation of a Chinese joint venture intended to focus on the development of comprehensive and broad range of health, wellness, beauty and home products for customers by utilizing our patented technology of vaporization of natural and plant-based compounds;

●	launched Novokid® on Amazon.co.uk during August 2019;

●	obtained regulatory approval and registration of Shine, as a cosmetic product, in the United States.

●	fine-tuned the Shine formulation for the base capsule product; and

●	kicked-off the development for new formulations to create additional capsule lines for the Shine product.

During the next 12-18 months, we plan to focus our efforts on the following:

Novokid®:

●	obtain FDA approval for Novokid, as a cosmetic product; and

●	prepare and implement a manufacture cost reduction program, allowing us to reduce the manufacturing and procurement costs for our Novokid® product.

Shine:

●	develop new capsules for personalized treatment, such as dry and curly hair.

Other:

●	define the joint venture work plan relating to the Chinese joint venture;

●	transitioning its focus to the sale of products online, as opposed to distribution arrangements; and

●	explore new ventures to be aligned with the Company’s current business model and its operations.

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

In addition, in January 2019, we entered into a joint venture agreement with a Chinese partner for the formation of a Chinese joint venture intended to focus on the development of comprehensive and broad range of health, wellness, beauty and home products for customers by utilizing our patented technology of vaporization of natural and plant-based compounds. The joint venture intends to sell its products in the Greater China region, including mainland China, Hong Kong, Macao, and Taiwan, directly or through others. We are currently working with our Chinese Partner on the formation of the Chinese joint venture entity.

On March 13, 2019, we issued and sold to ICB Biotechnology Investments Ltd. (“ICB”) 957,854 shares of our common for a price per share of $0.261, for aggregate consideration of $250,000. In accordance with the terms of the subscription agreement, upon the formation of a joint venture with China-Israel Biological Technology Co. Ltd., (“CIBD”) the parent company of ICB, and the transfer of the relevant intellectual property rights to the joint venture, we will issue and sell to ICB an additional 957,854 Shares for an additional investment amount of $250,000 (the “Additional Investment”). In addition, subject to the consummation of the Additional Investment, we will grant ICB an option to purchase up to additional 833,333 shares of our common stock at a price per share of $0.60, for aggregate consideration of up to $1,000,000. To date, the Company has met all of the milestones required for the closing of the Additional Investment. Currently, the Company and ICB are in negotiations with respect to the Additional Investment and there is no guarantee that the Company will be able to close on the Additional Investment.

On April 28, 2019, we entered into a form of Securities Purchase Agreement (the “Securities Purchase Agreement”) with each of Y.M.Y. Industry Ltd., Traistman Radziejewski Fundacja Ltd. and Microdel Ltd. relating to an offering of an aggregate of 1,229,508 shares of our common stock at a purchase price of $0.183 per share for aggregate gross proceeds of approximately $225,000. In addition, we granted the investors an option, for a period of twelve months, to purchase up to an additional 375,001 shares of common stock at a price per share of $0.60, for additional aggregate consideration of $225,000. The closing of the offering took place on April 29, 2019. The option was classified as a derivative financial liability and are re-measured each reporting date, with changes in fair value recognized in finance expense (income), net, since the exercise price of the warrants is denominated in USD and the functional currency of the Company is the NIS.

Results of Operations during the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018

Revenues

During the three and six months ended June 30, 2019, we generated $27 and $85 thousand in revenues, compared to $71 and $98 thousand in revenues in the three and six months ended June 30, 2018. The decrease is mainly attributable to a decrease in the sales of for our product.

Gross Profit

Our gross profit (Loss) during the three and six months ended June 30, 2019, were ($36) and ($33) thousand, compared to $24 and $41 thousand in the three and six months ended June 30, 2018. The decrease is mainly attributable to decrease in the sales volume and decrease in inventory value.

Research and Development Expenses

Our research and development expenses during the three and six months ended June 30, 2019 were $39 thousand and $80 thousand and all expenses resulted from ongoing research and development expenses.

Our research and development expenses during the three and six months ended June 30, 2018 were $17 thousand and $48 thousand. The increase is mainly attributable to expenses related to the new expected Shine product.

Marketing, General and Administrative Expenses

Our marketing, general and administrative expenses during the three and six months ended June 30, 2019 were $376 thousand and $811 thousand and were comprised mainly of $581 thousand in payroll and payments to consultants for the six months ended June 30, 2019. Our marketing, general and administrative expenses during the three and six months ended June 30, 2018 were $503 thousand and $967 thousand and were comprised mainly of $571 thousand in payroll and payments to consultants for the six months ended June 30, 2018. The decrease in our marketing, general and administrative expenses is mainly attributable to a decrease in marketing expenses, professional services and travel abroad expenses.

Net Loss

During the three and six months ended June 30, 2019 we incurred a net loss of $458 thousand and $937 thousand. During the three and six months ended June 30, 2018, we incurred a net loss of $495 thousand and $859 thousand. The increase in net loss is mainly attributable to a decrease in gross margins.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2019 reflects total assets of $780 thousand, consisting mainly of cash and cash equivalents in the amount of approximately $231 thousand, inventory of approximately $204 thousand and property and equipment, net of approximately $160 thousand. As of December 31, 2018, our balance sheet reflects total assets of approximately $1,131 thousand consisting mainly of cash and cash equivalents in the amount of approximately $475 thousand, inventory in the amount of approximately $249 thousand, other receivables of approximately $177 thousand and property and equipment net, of approximately $161 thousand.

As of June 30, 2019, we had total current liabilities of approximately $276 thousand, consisting mainly of accounts payable and accrued expenses of approximately $167 thousand and a note payable of approximately $80 thousand. As of December 31, 2018, we had total current liabilities of approximately $385 thousand consisting mainly of accounts payable and accrued expenses of approximately $231 thousand and a note payable of approximately $80 thousand.

As of June 30, 2019, we had positive working capital of approximately $218 thousand, compared to positive working capital of approximately $573 thousand at December 31, 2018. The working capital has been sufficient to sustain our operations to date, although there is substantial doubt about our ability to continue as going concern. Our total liabilities as of June 30, 2019 were approximately $364 thousand, compared to approximately $390 thousand at December 31, 2018.

During the six months ended June 30, 2019, we used approximately $690 thousand of cash in our operating activities. This resulted mainly from an overall net loss of approximately $937 thousand, a decrease in other receivables of approximately $132 thousand and a decrease in inventory of approximately $57 thousand. During the six months ended June 30, 2018, we used approximately $1,049 thousand of cash in our operating activities. This resulted mainly from an overall net loss of approximately $859 thousand, an increase in accounts payable and accrued expenses of approximately $116 thousand and an increase in inventory of approximately $99 thousand.

During the six months ended June 30, 2019, we used approximately $4 thousand in our investing activities, as compared to approximately $32 thousand in the same period in the prior year.

During the six months ended June 30, 2019, our financing activities provided us with $457 thousand, as compared to $942 thousand in the same period in the prior year, through the issuance of common stock.

On March 13, 2019, we issued and sold to ICB 957,854 shares of our common stock at a price per share of $0.261, for aggregate consideration of $250 thousand. In addition, in April 2019, the Company entered into subscription agreements with several investors, consisting of our officers and directors, pursuant to which we issued 1,229,508 shares of common stock for aggregate consideration of $225 thousand. The Company recorded derivative liability in its books.

While management believes the Company will be successful in its current and planned operating activities, there can be no assurance that the Company will be successful in the achievement of sales of its products that will generate sufficient revenues to earn a profit and sustain the operations of the Company. Our ability to create sufficient working capital to sustain us over the next twelve-month period and beyond is dependent on our ability to raise additional funds through the issuance of equity or debt instrument. There can be no assurance that sufficient capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

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

All other material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2018 are recorded in Note 1b of this quarterly report

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer (CEO) (who is the Company’s principal executive officer) and the Company’s Chief Financial Officer (CFO) (who is the Company’s principal financial officer) to allow for timely decisions regarding required disclosure. In designing and evaluating the Company’s disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2019, our Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Management’s Remediation Plan

Since the time our initial material weaknesses were identified in early 2017 relating to (i) inadequate segregation of duties consistent with control objectives; and (ii) ineffective controls over period-end financial reporting and disclosure processes, we have initiated the following procedures during the year ended December 31, 2017:

(i)	Due to inadequate financial resources as of the end of the first quarter of 2017, we hired during the second quarter of 2017 a new outsourced finance team and replaced our CFO. We believe that this first step should assist in detecting errors that have occurred since the first quarter of 2017.

(ii)	We began implementing processes and controls to properly perform an effective period-end financial reporting process.

We also plan to implement additional steps as follows: (i) appoint qualified personnel to address inadequate segregation of duties and ineffective controls over period-end financial reporting as well as continue implementing modifications to our operating procedures and financial controls to address such inadequacies; and (ii) adopt sufficient written policies and procedures for period-end financial reporting.

The remediation efforts, which are not completed as of June 30, 2019, are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On August 13, 2019, Mr. Oren Traistman was appointed as the Chairman of the Board of the Company, by the existing Board. Mr. Zvi Yemini, the former Chairman, will continue to serve as a director and Chief Executive Officer of the Company.

ITEM 6. EXHIBITS

(a) The following documents are filed as exhibits to this report on Form 10-Q or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit No.	Description
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.1*	The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) the Interim Condensed Consolidated Balance Sheets, (ii) the Interim Condensed Consolidated Statements of Operations, (iii) the Interim Condensed Consolidated Statements of Comprehensive Loss, (iv) the Interim Condensed Statements of Changes in Equity, (v) the Interim Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Interim Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

TechCare Corp.

By:	/s/ Zvi Yemini
Zvi Yemini
Chief Executive Officer
(Principal Executive Officer)

Date:	August 13, 2019

By:	/s/ Tali Dinar
Tali Dinar
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

Date:	August 13, 2019

