Form 10-Q
period 2019-09-30
TechCare Corp.
filed 2019-11-19
CIK 1498067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2019

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

On November 17, 2019, the registrant had 35,449,398 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TechCare Corp.

Condensed Consolidated Balance Sheets

As of September 30, 2019 and December 31, 2018

(Unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$125,691	$474,715
Inventory	197,578	248,912
Accounts receivable	31,615	13,462
Inventory subject to refund	3,465	44,529
Other receivables	15,360	176,583
Total current assets	373,709	958,201

Non-current assets:
Severance pay fund, net	18,091	-
Long-term deposits	11,746	11,366
Operating lease right of use asset, net	107,512	-
Property and equipment, net	155,509	161,401
Total non-current assets	292,858	172,767
Total assets	$666,567	$1,130,968

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$163,593	$231,311
Note payable	80,026	80,026
Current maturities of long-term operating lease liability	23,990	-
Derivative liability	763	-
Refund liability	1,827	73,464
Total current liabilities	270,199	384,801

Non-current liability:
Lease operating liability	83,522	-
Liability for severance pay, net	-	4,713
Total liabilities	353,721	389,514

Redeemable preferred stock:
Redeemable Series A preferred stock, par value $0.0001 per share 12,413,794 shares authorized; 8,275,862 and 0 issued and outstanding at September 30, 2019 and December 31, 2018, respectively	240,000	-

Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 50,000,000 shares authorized; none issued and outstanding at September 30, 2019 and December 31, 2018, respectively	-	-
Common stock, par value $0.0001 per share, 500,000,000 shares authorized; 35,449,398 and 33,212,036 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	3,545	3,322
Accumulated other comprehensive income	122,180	106,870
Additional paid-in capital	9,987,533	9,329,419
Stock to be issued	30,000	30,000
Accumulated deficit	(10,070,412)	(8,728,157)
Total stockholders’ equity	72,846	741,454
Total liabilities and stockholders’ equity	$666,567	$1,130,968

The accompanying notes are an integral part of these condensed consolidated financial statements.

TechCare Corp.

Condensed Consolidated Statements of Operations and Comprehensive loss

For the Nine and Three Month Periods ended September 30, 2019 and 2018

(Unaudited)

	Nine months ended		Three months ended
	September 30,		September 30,
	2019	2018	2019	2018

Revenues	120,849	188,809	35,652	90,367
Cost of revenues	150,384	128,842	32,656	71,224
Gross profit (loss)	(29,535)	59,967	2,996	19,143

Research and development expenses	114,511	191,316	34,479	143,400
Marketing, general and administrative expenses	1,177,133	1,489,784	365,806	522,864
Change in fair value of option liability	(6,944)	(132,470)	(6,944)	-
Operating loss	1,314,235	1,488,663	390,345	647,121

Financial expenses (income), net	28,020	26,265	15,314	9,110

Net loss	$1,342,255	1,514,928	405,659	656,231

Net loss per common stock:
Basic	$(0.04)	(0.05)	(0.01)	(0.02)

Weighted average number of common stock outstanding:
Basic	34,680,182	31,709,944	35,449,398	32,529,717

Comprehensive loss:
Net loss	1,342,255	1,514,928	405,659	656,231
Other comprehensive loss (income) attributable to foreign currency translation	(15,311)	(7,003)	(5,777)	8,702
Comprehensive loss	1,326,944	1,507,925	399,882	664,933

The accompanying notes are an integral part of these condensed consolidated financial statements.

TechCare Corp.

Condensed Consolidated Statements of changes in Stockholders’ Equity

(Unaudited)

Consolidated statements of stockholders’ equity for nine months ended September 30, 2019:

	Common Stock		Additional Paid-in	Stock To Be	Accumulated	Accumulated Other Comprehensive	Total
	Stock	Amount	Capital	Issued	Deficit	Income	Stockholders’
Balance at December 31, 2018	33,212,036	3,322	9,329,419	30,000	(8,728,157)	106,870	741,454
Issuance of common stock	2,237,362	223	457,232	-	-	-	449,748
Option liability	-	-	(7,707)	-	-	-	(7,707)
Waiver of fee by related party	-	-	199,237	-	-	-	199,237
Stock-based compensation	-	-	9,352	-	-	-	9,352
Other comprehensive income	-	-	-	-	-	15,310	15,310
Net loss for the period	-	-	-	-	(1,342,255)	-	(1,342,255)
Balance at September 30, 2019	35,449,400	3,545	9,987,533	30,000	(10,070,412)	122,180	72,846

Consolidated statements of stockholders’ equity for nine months ended September 30, 2018:

	Common Stock		Additional Paid-in	Stock To Be	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Stock	Amount	Capital	Issued	Deficit	Income	Equity
Balance at December 31, 2017	25,835,401	2,584	6,945,151	30,000	(6,571,083)	104,777	511,429
Issuance of common stock and warrants, net	4,113,695	411	1,591,591	-	-	-	1,592,002
Other comprehensive income	-	-	-	-	-	7,003	7,003
Stock-based compensation	-	-	27,544	-	-	-	27,544
Funds Received for Shares	-	-	-	30,000	-	-	30,000
Net loss for the period	-	-	-	-	(1,514,928)	-	(1,514,928)
Balance at September 30, 2018	29,949,096	2,995	8,564,286	60,000	(8,086,011)	111,780	653,050

The accompanying notes are an integral part of these condensed consolidated financial statements.

TechCare Corp.

Condensed Consolidated Statements of changes in Stockholders’ Equity

(Unaudited)

Consolidated statements of stockholders’ equity for three months ended September 30, 2019:

	Common Stock		Additional Paid-in	Stock To Be	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Stock	Amount	Capital	Issued	Deficit	Income	Equity
Balance at June 30, 2019	35,449,400	$3,545	9,931,207	30,000	(9,664,753)	$116,403	$416,404
Waiver of fee by related party	-	-	54,339	-	-	-	54,339
Stock-based compensation	-	-	3,117	-	-	-	3,117
Option liability	-	-	(1,130)	-	-	-	(1,130)
Other comprehensive income	-	-	-	-	-	5,777	5,777
Net loss for the period	-	-	-	-	(405,659)	-	(405,659)
Balance at September 30, 2019	35,449,400	3,545	9,987,533	30,000	(10,070,412)	122,180	72,846

Consolidated statements of stockholders’ equity for three months ended September 30, 2018:

	Common Stock		Additional Paid-in	Stock To Be	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Stock	Amount	Capital	Issued	Deficit	Income	Equity
Balance at June 30, 2018	28,160,982	2,816	7,863,463	72,000	(7,429,780)	103,078	611,577
Funds Received for Shares	1,788,114	179	691,821	-	-	-	692,000
Stock-based compensation	-	-	9,002	-	-	-	9,002
Funds Received for Shares	-	-	-	(12,000)	-	-	(12,000)
Other comprehensive income (expenses)	-	-	-	-	-	8,702	8,702
Net loss for the period	-	-		-	(656,231)	-	(656,231)
Balance at September 30, 2018	29,949,096	2,995	8,564,286	60,000	(8,086,011)	111,780	653,050

The accompanying notes are an integral part of these condensed consolidated financial statements.

TechCare Corp.

Condensed Consolidated Statements of Cash Flows

For the Nine Month Periods ended September 30, 2019 and 2018

(Unaudited)

	Nine months ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(1,342,255)	(1,514,928)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	21,811	17,681
Change in fair value of option liability	(6,944)	(132,470)
Right of use asset depreciation	11,242	-
Finance expenses, net	999	-
Inventory subject to refund	43,157	-
Management fee waiver	199,237	-
Stock-based compensation	9,352	27,544
Changes in operating assets and liabilities:
Lease liability	(12,241)	-
Accounts receivables	(16,949)	(172,917)
Other receivables	169,222	(137,960)
Inventory	68,362	(120,978)
Accounts payable and accrued expenses	(82,609)	151,413
Refund liability	(74,994)	107,088
Severance payment, net	(22,791)	(3,129)
Net cash used in operating activities	(1,035,423)	(1,778,656)

Cash flow from investing activities:
Purchase of fixed assets	(3,888)	(59,009)
Long-term deposit	603	-
Net cash used in investing activities	(3,285)	(59,009)

Cash flow from financing activities:
Proceeds from issuance of common stock and warrants, net	698,585	1,592,000
Proceeds from stock to be issued	-	30,000
Net cash provided by financing activities	698,585	1,622,000

Effect of exchange rates on cash and cash equivalents	(8,901)	10,342
Net decrease in cash and cash equivalents	(349,024)	(205,323)

Cash and cash equivalents - beginning of period	474,715	589,818
Cash and cash equivalents - end of period	$125,691	384,495

The accompanying notes are an integral part of these condensed consolidated financial statements.

TechCare Corp.

Notes to Condensed Consolidated Financial Statements

September 30, 2019

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

Going Concern

During the period ended September 30, 2019, the Company had a total comprehensive loss of $1.3 million and had incurred $1 million loss from operating cash flow. As of September 30, 2019, the Company incurred accumulated losses of approximately $10 million. Based on the projected cash flows and Company’s cash balance as of September 30, 2019, the Company’s management is of the opinion that without further fundraising it will not have sufficient resources to enable it to continue advancing its activities including the development, manufacturing, and marketing of its products for a period of at least 12 months from the date of issuance of these financial statements. As a result, there is substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans include the continued commercialization of their products, to continue taking cost reduction steps and securing sufficient financing through the sale of additional equity securities, debt or capital inflows from strategic partnerships and exploring strategic alternatives to enhance stockholder value, which may include future acquisitions, a merger with another company, a potential sale of certain assets, including Novomic, or the sale of the Company as a public shell company. There are no assurances, however, that the Company will be successful in obtaining the level of financing needed for its operations. If the Company is unsuccessful in commercializing its products and securing sufficient financing, it may need to reduce activities, or curtail or cease operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

TechCare Corp.

Notes to Condensed Consolidated Financial Statements

September 30, 2019

(Unaudited)

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.):

B. Summary of significant accounting policies

The accounting policies adopted are consistent with those of the previous financial year.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States of America (“U.S. GAAP”), for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for fair statement of results for the interim periods presented have been included. The results of operations for nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the period or for future years. The consolidated balance sheet as of December 31, 2018 is derived from audited financial statements as of that date; however, it does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on March 28, 2019.

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

September 30, 2019

(Unaudited)

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.):

B. Summary of significant accounting policies (Cont.):

Impairment of long-lived assets

Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In the event that the sum of the expected future undiscounted cash flows expected to be generated by the long-lived assets is less than the carrying amount of such assets, an impairment charge would be recognized and the assets would be written down to their estimated fair values. During the periods ended September 30, 2019, and 2018, no impairment was recorded.

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

Preferred stock subject to possible redemption

The Company’s Series A convertible preferred stock includes certain redemption rights that are not considered to be solely within the Company’s control. The Company accounted for its contingently redeemable preferred stock in accordance with Accounting Standard Codification Topic 480, “Distinguishing Liabilities from Equity, and classified them accordingly as temporary equity (mezzanine equity).” The Series A convertible preferred stock are presented at their redemption value, outside of stockholders’ equity. The Company classified the call options that permits the holder of Series A convertible preferred stock to compel the purchase its contingently redeemable preferred stock as a liability.

TechCare Corp.

Notes to Condensed Consolidated Financial Statements

September 30, 2019

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

b. Carryforward Tax Losses

Carryforward Tax Losses of the Company as of September 30, 2019, amounted to approximately $0.5 million. Carryforward Tax Losses of Novomic amounted to approximately $6.8 million. A full valuation allowance was created against these carry forward tax losses since the realization of any future benefit from these net operating losses cannot be sufficiently assured at September 30, 2019.

NOTE 4: LOSS PER SHARE

Loss per share is based on the loss that is attributed to the aggregate number of outstanding shares of common stock, divided by the weighted average number of shares of common stock in issue during the period.

TechCare Corp.

Notes to Condensed Consolidated Financial Statements

September 30, 2019

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

The following table is a reconciliation of the change for the financial liability where fair value measurement is estimated utilizing Level 3 inputs:

	2019	2018
	US dollar	US dollar
Fair value as of January 1	$-	132,470
Issuance of a derivative liability	7,707	-
Change in fair value recognized in statement of operations and comprehensive loss	(6,944)	(132,470)
Fair value as of September 30	$763	-

NOTE 6: RELATED PARTY TRANSACTIONS

a.	On May 31, 2015, the Company entered into a consulting agreement with Mr. Yossef De-Levy, a member of the Company’s Board. Pursuant to the consulting agreement, Mr. De-Levy receives a gross monthly amount of NIS 10,000 (approximately $2,900). The foregoing payment is in addition to, and independent of, the fee that Mr. De-Levy is entitled to receive for continued services as a member of the Board. In March 2019 and April 2019, the Company entered into amendments to the consulting agreement, pursuant to which the monthly retainer was waived commencing on November 15, 2018, through December 31, 2019. The Company recorded the expense against equity.

b.	On December 31, 2015, the Company entered into a consulting agreement with Zvi Yemini, the Company’s Chairman of the Board and with his affiliated entity Y.M.Y Industry Ltd. (“YMY”). Pursuant to the consulting agreement, Mr. Yemini received a gross monthly amount of NIS 24,000 (approximately $6,200). The foregoing payment is in addition to, and independent of, the fee that Mr. Yemini is entitled to receive for continued services as a member of the Board. On February 22, 2017, the Company signed an amendment to the original agreement with Mr. Yemini and YMY. Pursuant to the amendment, Mr. Yemini’s monthly payment was increased to NIS 45,000 (approximately $13,000) starting February 2017. In March 2019 and April 2019, the Company entered into amendments to the consulting agreement, pursuant to which the monthly retainer was waived commencing on November 15, 2018, through December 31, 2019. The Company recorded the expense against equity.

c.	On July 31, 2016, the Company entered into a consulting agreement with Mr. Oren Traistman, a member of the Board. Pursuant to the consulting agreement, Mr. Traistman receives a gross monthly amount of NIS 10,000 (approximately $2,900). In March 2019 and April 2019, the Company entered into an amendment to the consulting agreement, pursuant to which the monthly retainer was waived commencing on November 15, 2018 through December 31, 2019. The Company recorded the expense against equity.

d.	On December 31, 2017, the Company entered into a consulting agreement with Mr. Ran Tuttnauer, a member of the advisory Board. Pursuant to the consulting agreement, Mr. Tuttnauer receives a gross monthly amount of $2,000. In March 2019 and April 2019, the Company entered into an amendment to the consulting agreement, pursuant to which the monthly retainer was waived commencing on November 15, 2018 through August 31, 2019. In April 2019 the consulting agreement was terminated, The Company recorded the expense against equity.

TechCare Corp.

Notes to Condensed Consolidated Financial Statements

September 30, 2019

(Unaudited)

e.

On April 28, 2019, the Company entered into a form of Securities Purchase Agreement with each of Y.M.Y. Industry Ltd. (“YMY”), Traistman Radziejewski Fundacja Ltd. (“TRF”) and Microdel Ltd. relating to an offering of an aggregate of 1,229,508 shares of the Company’s common stock at a purchase price of $0.183 per share for aggregate gross proceeds of approximately $225,000. In addition, the Company granted the investors an option, for a period of twelve months, to purchase up to an additional 375,001 shares of common stock at a price per share of $0.60, for additional aggregate consideration of $225,000. The closing of the offering took place on April 29, 2019. The option was classified as a derivative financial liability and are re-measured each reporting date, with changes in fair value recognized in finance expense (income), net, since the exercise price of the warrants is denominated in USD and the functional currency of the Company is the NIS.

f.

On August 20, 2019, the Company entered into an additional form of securities purchase agreement with YMY and TRF, relating to an offering of an aggregate of 8,275,862 shares of the Company’s newly designated Series A Convertible Preferred Stock at a purchase price of $0.029 per share for aggregate gross proceeds of approximately $240,000. In addition, the Company granted YMY and TRF an option, for a period of twelve months, to purchase an additional 400,000 Series A Convertible Preferred Stock, in the aggregate, at a price per share of $0.60, for additional aggregate consideration of $240,000. The closing of the offering took place on August 29, 2019. Proceeds from issuance were allocated on a relative fair value basis between the preferred stock and the freestanding call option issued to purchase the Company’s preferred stock.

The option was classified as a derivative financial liability and are re-measured each reporting date, with changes in fair value recognized in finance expense (income), net, since the exercise price of the warrants is denominated in USD and the functional currency of the Company is the NIS.

NOTE 7: SUBSEQUENT EVENTS

On October 6, 2019, Mrs. Osnat Philipp, the Chief Executive Officer of Novomic, and the Company jointly agreed to terminate her employment agreement. Mrs. Philipp continued providing her services to Novomic as required under Israeli law until October 30, 2019.. Mrs. Philipp’s resignation was not as a result of any disagreement or dispute with either the Company or Novomic.

On October 22, 2019, Mrs. Tali Dinar, the Chief Financial Officer of the Company, and the Company, jointly agreed to extend Mr. Dinar terminate notice period. Mrs. Dinar will continue to provide her services to the Company as required under Israeli law until December 22, 2019, unless otherwise agreed to by Mrs. Dinar and the Company.

On October 23, 2019, Novomic appointed Idan Traitsman to serve as the Chief Executive Officer of Novomic, effective immediately. In connection with Mr. Traitsman’s appointment, the Company agreed to pay Mr. Traitsman a monthly salary of NIS 10,000 (approximately $2,800) plus VAT.

On November 17, 2019, the Company entered into a form of securities purchase agreement with YMY and TRF, relating to an offering of an aggregate of 3,000,000 shares of the Company’s newly designated Series A Convertible Preferred Stock at a purchase price of $0.029 per share for aggregate gross proceeds of approximately $87,000. In addition, the Company granted YMY and TRF an option, for a period of twelve months, to purchase up to an additional 145,000 Series A Convertible Preferred Stock, in the aggregate, at a price per share of $0.60, for additional aggregate consideration of $87,000. The option was classified as a derivative financial liability and are re-measured each reporting date, with changes in fair value recognized in finance expense (income), net, since the exercise price of the warrants is denominated in USD and the functional currency of the Company is the NIS.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws, and is subject to the safe-harbor created by such Act and laws. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other variations thereon or comparable terminology. The statements herein and their implications are merely predictions and therefore inherently subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results, performance levels of activity, or our achievements, or industry results to be materially different from those contemplated by the forward-looking statements. Such forward-looking statements appear in this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and may appear elsewhere in this Quarterly Report on Form 10-Q and include, but are not limited to, statements regarding the following:

●	our plan to execute our strategy, including but limited to, exploring strategic alternatives, which may include future acquisitions, a merger with another company, a potential sale of certain assets, including Novomic, or the sale of the public company as a shell company;

●	our expectations regarding our short- and long-term capital requirements;

●	our outlook for the coming months and future periods, including but not limited to our expectations regarding future revenue and expenses;

●	our ability and the effects, if any, of a manufacture cost reduction program;

●	achieving regulatory approvals;

●	the proposed joint venture of a Chinese entity in accordance with a joint venture agreement;

●	our outlook for the coming months and future periods, including but not limited to our expectations regarding future revenue and expenses; and

●	information with respect to any other plans and strategies for our business.

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

Our current product offering includes Novokid® - an innovative home use device which vaporizes a natural, plant-based, pesticides, and silicone-free compound that effectively treats head lice and eggs. Following our soft launch of Novokid® in the Netherlands, we expanded our distribution network and launched Novokid in Israel during late May 2018 through Super Pharm, Israel’s largest and leading drugstore chain. The launch was accompanied by a radio and digital brand awareness and marketing campaign and supported by Meditrend, an Israeli distributor, specializing in health and wellness products while representing leading brands. On September 15, 2019, the Company terminated the agreement with its existing distributer and began selling the Novokid product directly to Super Pharm.

We believe that we will continue to experience losses and increased negative working capital and negative cash flows in the near future and will not be able to return to positive cash flow without either obtaining additional financing in the near term or completing a business transaction. Failure to obtain the necessary capital at acceptable terms, if at all, when needed, may force us to delay, limit, or terminate our product development efforts and adversely effect our ability to secure regulatory approvals and would adversely impact our planned research and development efforts in connection with our future products, which may make it more difficult for us to attain profitability.

Our Board of Directors is exploring strategic alternatives to enhance stockholder value, which may include future acquisitions, a merger with another company, a potential sale of certain assets, including Novomic, or the sale of the Company as a public shell company.

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

On March 13, 2019, we issued and sold to ICB Biotechnology Investments Ltd. (“ICB”) 957,854 shares of our common stock for a price per share of $0.261, for aggregate consideration of $250 thousand. In accordance with the terms of the subscription agreement, upon the formation of a joint venture with China-Israel Biological Technology Co. Ltd., (“CIBD”) the parent company of ICB, and the transfer of the relevant intellectual property rights to the joint venture, we will issue and sell to ICB an additional 957,854 Shares for an additional investment amount of $250 thousand (the “Additional Investment”). In addition, subject to the consummation of the Additional Investment, we will grant ICB an option to purchase up to additional 833,333 shares of our common stock at a price per share of $0.60, for aggregate consideration of up to $1 million. To date, the Company has met all of the milestones required for the closing of the Additional Investment. Currently, there is no guarantee that the Company will be able to close on the Additional Investment.

On April 28, 2019, we entered into a form of securities purchase agreement with each of Y.M.Y. Industry Ltd. (“YMY”), Traistman Radziejewski Fundacja Ltd. (“TRF”) and Microdel Ltd. (“Microdel” and collectively, the “Investors”) relating to an offering of sale of an aggregate of 1,229,508 shares of our common stock at a purchase price of $0.183 per share for aggregate gross proceeds of approximately $225 thousand. In addition, we granted the Investors an option, for a period of twelve months, to purchase up to an additional 375,001 shares of common stock at a price per share of $0.60, for additional aggregate consideration of $225 thousand. The closing of the offering took place on April 29, 2019. The option was classified as a derivative financial liability and are re-measured each reporting date, with changes in fair value recognized in finance expense (income), net, since the exercise price of the warrants is denominated in USD and the functional currency of the Company is the NIS.

On August 20, 2019, we entered into an additional form of securities purchase agreement with YMY and TRF, relating to an offering of an aggregate of 8,275,862 shares of the Company’s newly designated Series A Convertible Preferred Stock at a purchase price of $0.029 per share for aggregate gross proceeds of approximately $240 thousand. In addition, the Company granted YMY and TRF an option, for a period of twelve months, to purchase additional 400,000 Series A Convertible Preferred Stock, in the aggregate, at a price per share of $0.60, for additional aggregate consideration of $240 thousand. The closing of the offering took place on August 29, 2019. The option was classified as a derivative financial liability and are re-measured each reporting date, with changes in fair value recognized in finance expense (income), net, since the exercise price of the warrants is denominated in USD and the functional currency of the Company is the NIS.

On November 17, 2019, we entered into a form of securities purchase agreement with YMY and TRF, relating to an offering of an aggregate of 3,000,000 shares of the Company’s newly designated Series A Convertible Preferred Stock at a purchase price of $0.029 per share for aggregate gross proceeds of approximately $87,000. In addition, the Company granted YMY and TRF an option, for a period of twelve months, to purchase up to an additional 145,000 Series A Convertible Preferred Stock, in the aggregate, at a price per share of $0.60, for additional aggregate consideration of $87,000.

Results of Operations during the three and nine months ended September 30, 2019 as compared to the three and nine months ended September 30, 2018

Revenues

During the three and nine months ended September 30, 2019, we generated $36 and $121 thousand in revenues, compared to $90 and $189 thousand in revenues in the three and nine months ended September 30, 2018. The decrease is mainly attributable to a decrease in the sales of our products.

Gross Profit

Our gross profit (loss) during the three and nine months ended September 30, 2019, were $3 and $(30) thousand, compared to $19 and $60 thousand in the three and nine months ended September 30, 2018. The decrease is mainly attributable to decrease in the sales volume and a decrease in inventory value.

Research and Development Expenses

Our research and development expenses during the three and nine months ended September 30, 2019 were $34 thousand and $115 thousand and all expenses resulted from ongoing research and development expenses.

Our research and development expenses during the three and nine months ended September 30, 2018 were $143 thousand and $191 thousand. The decrease is mainly attributable to decrease in expenses related to the lice product.

Marketing, General and Administrative Expenses

Our marketing, general and administrative expenses during the three and nine months ended September 30, 2019 were $365 thousand and $1,177 thousand and were comprised mainly of $819 thousand in payroll and payments to consultants for the nine months ended September 30, 2019. Our marketing, general and administrative expenses during the three and nine months ended September 30, 2018 were $523 thousand and $1,490 thousand and were comprised mainly of $881 thousand in payroll and payments to consultants and professional services for the nine months ended September 30, 2018. The decrease in our marketing, general and administrative expenses is mainly attributable to a decrease in marketing expenses and professional services.

Net Loss

During the three and nine months ended September 30, 2019 we incurred a net loss of $406 thousand and $1,342 thousand. During the three and nine months ended September 30, 2018, we incurred a net loss of $656 thousand and $1,515 thousand. The decrease in net loss is mainly attributable to a decrease in operating expenses.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2019 reflects total assets of $666 thousand, consisting mainly of cash and cash equivalents in the amount of approximately $126 thousand, inventory of approximately $198 thousand and property and equipment, net of approximately $156 thousand. As of December 31, 2018, our balance sheet reflects total assets of approximately $1,131 thousand consisting mainly of cash and cash equivalents in the amount of approximately $475 thousand, inventory in the amount of approximately $249 thousand, other receivables of approximately $177 thousand and property and equipment net, of approximately $161 thousand.

As of September 30, 2019, we had total current liabilities of approximately $270 thousand, consisting mainly of accounts payable and accrued expenses of approximately $164 thousand and a note payable of approximately $80 thousand. As of December 31, 2018, we had total current liabilities of approximately $385 thousand consisting mainly of accounts payable and accrued expenses of approximately $231 thousand and a note payable of approximately $80 thousand.

As of September 30, 2019, we had positive working capital of approximately $104 thousand, compared to positive working capital of approximately $573 thousand at December 31, 2018. The working capital has been sufficient to sustain our operations to date, although there is substantial doubt about our ability to continue as going concern. Our total liabilities as of September 30, 2019 were approximately $354 thousand, compared to approximately $390 thousand at December 31, 2018.

During the nine months ended September 30, 2019, we used approximately $1,035 thousands of cash in our operating activities. This resulted mainly from an overall net loss of approximately $1,342 thousand, a decrease in other receivables of approximately $169 thousand and a decrease in inventory of approximately $68 thousand. During the nine months ended September 30, 2018, we used approximately $1,779 thousand of cash in our operating activities. This resulted mainly from an overall net loss of approximately $1,515 thousand, an increase in accounts payable and accrued expenses of approximately $151 thousand and an increase in inventory of approximately $121 thousand.

During the nine months ended September 30, 2019, we used approximately $3 thousand in our investing activities, as compared to approximately $59 thousand in the same period in the prior year.

During the nine months ended September 30, 2019, our financing activities provided us with $697 thousand, as compared to $1,622 thousand in the same period in the prior year, through the issuance of common stock.

On March 13, 2019, we issued and sold to ICB 957,854 shares of our common stock at a price per share of $0.261, for aggregate consideration of $250 thousand. In April 2019, the Company entered into subscription agreements with several investors, consisting of our officers and directors, pursuant to which we issued 1,229,508 shares of common stock for aggregate consideration of $225 thousand. The Company recorded derivative liability in its books. In addition, in August 2019, the Company entered into subscription agreements with several investors, consisting of our officers and directors, pursuant to which we issued 8,275,862 newly designated Series A Convertible Preferred Stock at a purchase price of $0.029 per share for aggregate gross proceeds of approximately $240 thousand. The Company recorded derivative liability in its books.

On April 28, 2019, we entered into a form of securities purchase agreement with the Investors relating to an offering of sale of an aggregate of 1,229,508 shares of our common stock at a purchase price of $0.183 per share for aggregate gross proceeds of approximately $225 thousand. In addition, we granted the Investors an option, for a period of twelve months, to purchase up to an additional 375,001 shares of common stock at a price per share of $0.60, for additional aggregate consideration of $225 thousand. The closing of the offering took place on April 29, 2019.

On August 20, 2019, we entered into an additional form of securities purchase agreement with YMY and TRF, relating to an offering of an aggregate of 8,275,862 shares of the Company’s newly designated Series A Convertible Preferred Stock at a purchase price of $0.029 per share for aggregate gross proceeds of approximately $240 thousand. In addition, the Company granted YMY and TRF an option, for a period of twelve months, to purchase additional 400,000 Series A Convertible Preferred Stock, in the aggregate, at a price per share of $0.60, for additional aggregate consideration of $240 thousand. The closing of the offering took place on August 29, 2019.

On November 17, 2019, we entered into a form of securities purchase agreement with YMY and TRF, relating to an offering of an aggregate of 3,000,000 shares of the Company’s newly designated Series A Convertible Preferred Stock at a purchase price of $0.029 per share for aggregate gross proceeds of approximately $87,000. In addition, the Company granted YMY and TRF an option, for a period of twelve months, to purchase up to an additional 145,000 Series A Convertible Preferred Stock, in the aggregate, at a price per share of $0.60, for additional aggregate consideration of $87,000.

While management believes the Company will be successful in its current and planned operating activities, there can be no assurance that the Company will be successful in the achievement of sales of its products that will generate sufficient revenues to earn a profit and sustain the operations of the Company. Our ability to create sufficient working capital to sustain us over the next twelve-month period and beyond is dependent on our ability to raise additional funds through the issuance of equity or debt instrument. There can be no assurance that sufficient capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. In addition, our Board of Directors is exploring strategic alternatives to enhance stockholder value, which may include future acquisitions, a merger with another company, a potential sale of certain assets, including Novomic, or the sale of the Company as a public shell company.

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

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chairman of the Board of Directors (who is the Company’s principal executive officer) and the Company’s Chief Financial Officer (CFO) (who is the Company’s principal financial officer) to allow for timely decisions regarding required disclosure. In designing and evaluating the Company’s disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2019, our Company’s Chairman and CFO concluded that the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chairman and CFO, to allow timely decisions regarding required disclosure.

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

The remediation efforts, which are not completed as of September 30, 2019, are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On November 14, 2019, Zvi Yemini voluntarily resigned from his position as Chief Executive Officer and as a member of the Board of Directors of the Company and of Novomic. Mr. Yemini did not resign as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On November 17, 2019, we entered into a form of securities purchase agreement with YMY and TRF, relating to an offering of an aggregate of 3,009,000 shares of the Company’s newly designated Series A Convertible Preferred Stock at a purchase price of $0.029 per share for aggregate gross proceeds of approximately $87,000. In addition, the Company granted YMY and TRF an option, for a period of twelve months, to purchase up to an additional 145,000 Series A Convertible Preferred Stock, in the aggregate, at a price per share of $0.60, for additional aggregate consideration of $87,000.

ITEM 6. EXHIBITS

(a) The following documents are filed as exhibits to this report on Form 10-Q or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit No.	Description
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.1*	The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) the Interim Condensed Consolidated Balance Sheets, (ii) the Interim Condensed Consolidated Statements of Operations, (iii) the Interim Condensed Consolidated Statements of Comprehensive Loss, (iv) the Interim Condensed Statements of Changes in Equity, (v) the Interim Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Interim Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

TechCare Corp.

By:	/s/ Oren Traisman
Oren Traisman
Chairman of the Board
(Principal Executive Officer)

Date:	November 19, 2019

By:	/s/ Tali Dinar
Tali Dinar
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

Date:	November 19, 2019

