Form 10-Q
period 2020-03-31
TechCare Corp.
filed 2020-06-29
CIK 1498067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2020

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 000-55680

TECHCARE CORP.

(Exact Name Of Registrant As Specified In Its Charter)

(in process of name change to CITRINE GLOBAL, CORP.)

Delaware	68-0080601
(State of Incorporation)	(I.R.S. Employer Identification No.)

3 Hamelacha St., Tel Aviv, Israel	6721503
(Address of Principal Executive Offices)	(ZIP Code)

+ (972) 73 7600341
Registrant’s Telephone Number, Including Area Code:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

On June 29, 2020, the registrant had 494,721,815 shares of common stock, par value $0.0001 per share, outstanding.

The registrant is relying on the Securities and Exchange Commission’s Order under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies (Securities and Exchange Commission Release No. 34-88465 dated March 25, 2020), which concerns exemptions from certain filing deadlines in light of coronavirus disease 2019 (COVID-19). The registrant could not file this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020 on a timely basis because the outbreak of COVID-19 in Israel and attendant restrictions on life in Israel, which included, among others, our team and advisors being required to work from home, combined with the additional workload involved in completing the transactions reported by the Registrant during the first quarter of this year for the issuance and sale of shares in the Registrant and the sale of shares in its subsidiary Novomic Ltd, caused delays in completing the required work.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TECHCARE CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars except share and per share data)

	March 31,	December 31,
	2020	2019
	(Unaudited)
A s s e t s
Current Assets
Cash and cash equivalents	14,010	17,636
Inventory	26,669	34,513
Accounts receivable	14,576	9,141
Inventory subject to refund	794	2,159
Prepaid share based payment to a service provider	4,306,500
Other current assets	24,531	18,522
Total Current assets	4,387,080	81,971

Non-current assets
Right of use asset	12,781	14,502
Long-term deposits	4,555	4,699
Property and equipment, net	138,652	155,655
Total non-current assets	155,988	174,856
T o t a l assets	4,543,068	256,827

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities
Accounts payable and accrued expenses	199,915	223,841
Notes payable to related parties	265,939	123,494
Deferred Revenue	4,846	4,998
Current maturities of long-term lease liability	8,098	7,295
Total current liabilities	478,798	359,628

Non-current liability
Lease liability	5,017	7,962
Total non-current liability	5,017	7,962
T o t a l liabilities	483,815	367,590

Redeemable convertible preferred stock
Redeemable convertible Series A preferred stock, par value $0.0001 per share 12,413,794 shares authorized; 0 and 10,344,828 issued and outstanding at March 31, 2020 and December 31, 2019, respectively	-	300,000
Stockholders’ Equity (Deficit)
Preferred stock (excluding redeemable Series A preferred stock), par value $0.0001 per share, 37,586,206 shares authorized at March 31, 2020 and December 31, 2019; none issued and outstanding at March 31, 2020 and December 31, 2019	-	-
Common stock, par value $0.0001 per share, 500,000,000 shares authorized; 494,721,815 and 35,449,400 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	49,472	3,545
Additional paid-in capital	15,164,986	10,042,496
Stock to be issued	30,000	30,000
Accumulated deficit	(11,291,041)	(10,602,292)
Accumulated other comprehensive income	105,836	115,488
T o t a l stockholders’ equity (deficit)	4,059,253	(410,763)
T o t a l liabilities and stockholders’ equity (deficit)	4,543,068	256,827

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHCARE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(U.S. dollars except share and per share data)

	Three months ended
	March 31
	2020	2019
	(Unaudited)

Revenues	11,372	58,171
Cost of revenues	(13,621)	(54,388)
Gross profit (loss)	(2,249)	3,783
Research and development expenses	(17,586)	(40,807)
Marketing, general and administrative expenses	(667,671)	(435,211)
Operating loss	(691,502)	(472,235)
Financing income (expenses), net	2,753	(6,592)
Net loss attributable to common stockholders	(688,749)	(478,827)

Loss per common stock (basic and diluted)	(0.00)	(0.01)

Basic weighted average number of shares of common stock outstanding	174,610,261	36,496,768

Comprehensive loss:
Net loss	(688,749)	(478,827)
Other comprehensive income (expense) attributable to foreign currency translation	(9,652)	4,815
Comprehensive loss	(698,401)	(474,012)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHCARE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) AND REDEEMABLE CONVERTIBLE PREFERRED STOCK

(U.S. dollars, except share and per share data)

	Redeemable convertible preferred stock		Common stock		Additional paid-in	Stock to be	Accumulated	Accumulated other comprehensive	Total stockholders’
	Stock	Amount	Stock	Amount	capital	issued	deficit	income	equity
BALANCE AT DECEMBER 31, 2018	-	-	33,212,036	3,322	9,329,419	30,000	(8,728,157)	106,870	741,454
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED MARCH 31, 2019:
Issuance of common stock and warrants, net	-	-	957,854	95	232,355	-	-	-	232,450
Waiver of fee by related party	-	-	-	-	89,833	-	-	-	89,833
Stock-based compensation	-	-	-	-	3,120	-	-	-	3,120
Other comprehensive income	-	-	-	-	-	-	-	4,815	4,815
Net loss for the period	-	-	-	-	-	-	(478,827)	-	(478,827)
BALANCE AT MARCH 31, 2019	-	-	34,169,890	3,417	9,654,727	30,000	(9,206,984)	111,685	592,845

	Redeemable convertible preferred stock		Common stock		Additional paid-in	Stock to be	Accumulated	Accumulated other comprehensive	Total stockholders’
	Stock	Amount	Stock	Amount	capital	issued	deficit	income	deficit
BALANCE AT DECEMBER 31, 2019	10,344,828	300,000	35,449,400	3,545	10,042,496	30,000	(10,602,292)	115,488	(410,763)
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED MARCH 31, 2020:
Conversion preferred stock to common stock	(10,344,828)	(300,000)	10,344,828	1,034	298,966	-	-	-	300,000
Issuance of common stock	-	-	433,927,587	43,393	28,607	-	-	-	72,000
Issuance of common stock to service provider	-	-	15,000,000	1,500	4,783,500	-	-	-	4,785,000
Waiver of fee by related party	-	-	-	-	11,417	-	-	-	11,417
Other comprehensive income	-	-	-	-	-	-	-	(9,652)	(9,652)
Net loss for the period	-	-	-	-	-	-	(688,749)	-	(688,749)
BALANCE AT MARCH 31, 2020 (Unaudited)	-	-	494,721,815	49,472	15,164,986	30,000	(11,291,041)	105,836	4,059,253

TECHCARE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars)

	Three months ended
	March 31,
	2020	2019
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(688,749)	(478,827)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,664	7,177
Right of use asset depreciation	1,278	130
Lease liability	-	(130)
Inventory subject to refund	1,299	12,573
Refund liability	-	(27,743)
Net investment in right of use asset	(2,205)	-
Share based payment to a service provider	478,500	3,120
Management fee waiver	11,417	89,833
Changes in operating assets and liabilities:
Accounts receivables	(5,714)	-
Other current assets	(6,410)	100,795
Inventory	6,789	32,599
Accounts payable and accrued expenses	(21,342)	(51,474)
Severance payment, net	-	(7,672)
Net cash used in operating activities	(218,473)	(319,619)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(3,742)
Investment in long-term deposit	-	(6,844)
Net cash provided by investing activities	-	(10,586)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties loans	154,341	-
Proceeds from issuance of common stock	72,000	232,450

Net cash provided by financing activities	226,341	232,450

Effect of exchange rates on cash and cash equivalents	(11,494)	(6,260)

Net increase in cash and cash equivalents	(3,626)	(104,015)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	17,636	474,715

CASH AND CASH EQUIVALENTS AT END OF PERIOD	14,010	370,700
Supplemental disclosure of cash flow information:
Non cash transactions:
Conversion preferred stock to common stock	300,000	-

The accompanying notes are an integral part of the condensed consolidated financial statement

TECHCARE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - GENERAL

TechCare Corp. (“Techcare” or the “Company”) (in process of name change to Citrine Global, Corp.) was incorporated under the laws of the State of Delaware on May 26, 2010. The Company’s common stock is traded in the United States on the OTCQB market under the ticker symbol “TECR.”

As reported in the Company’s annual report on Form 10-K for the year ended December 31, 2019, the Company’s Board of Directors explored during 2019 strategic alternatives to enhance stockholder value, which the Company had previously reported might include future acquisitions, a merger with another company, the sale of the Company as a public shell company, or a potential sale of certain assets, including the Company’s wholly owned subsidiary Novomic Ltd. (“Novomic”), a technology company engaged in the design, development and commercialization of a unique proprietary and patented delivery platform utilizing vaporization of various natural compounds for multiple health, beauty and wellness applications.

As of December 31, 2019, the Company had incurred accumulated losses of approximately $10.6 million, and based on the projected cash flows and Company’s cash balance, the Company’s management was of the opinion that without further fundraising it would not have sufficient resources to enable it to continue advancing its activities, including the development, manufacturing, and marketing of its products.

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

On January 6, 2020, definitive agreements were executed for the sale of 90% of the shares in Novomic to Traistman Radziejewski Fundacja Ltd., which was completed on May 14, 2020, and for the issuance and sale of a number of shares equal after the issuance to 95% of the fully diluted capital stock of the Company to Citrine S A L Investment & Holdings Ltd. and a group of related persons and entities (the “TechCare Transaction”). Traistman Radziejewski Fundacja Ltd. is controlled by Oren Traistman, which is one of the Company’s beneficial shareholders and was a director of the Company until February 27, 2020.

On February 23, 2020, the Company entered into an agreement amending and restating the January 6, 2020 agreement concerning the TechCare Transaction, which provided for the issuance and sale of the shares in stages. Pursuant to this agreement, on February 27, 2020 and March 5, 2020, 432,996,555 shares of common stock of the Company were issued to Citrine S A L Investment & Holdings Ltd and its group of related persons and entities, resulting in a change of control of the Company. The amended and restated agreement provided for the issuance of 893,699,276 shares of common stock in total in consideration for $150,000, however the Company was unable to complete the issuance of all these shares at that time because the Company was authorized under its certificate of incorporation to issue only up to 500,000,000 shares of common stock. The Company’s certificate of incorporation was amended on May 14, 2020, increasing its authorized share capital by one billion shares of common stock, after it filed an information statement of Form 14C. The Company is currently working towards completing the issuance of an additional 445,702,721 shares of common stock of the Company.

During Q1 2020 the Company continued selling the Novokid® product produced by Novomic both through online and physical sales channels, including through its own website. Novomic is not presented as held for sale, although the held-for-sale criteria are met, because the Company concluded that the disposal of 90% of Novomic’s shares is comprised of substantially almost all of the Company’s net assets and operations and since the separate presentation of such a significant portion of the entity’s net assets as a single line item on the balance sheet would not be meaningful to financial statement users.

Also, during Q1 2020, the Company began its plans for a new business activity. The Company’s new business activity comprises creating value and implementing expansion strategies for growth-stage technology companies. The Company believes the health, wellness, food tech and Israeli medical cannabis fields are demonstrating high growth potential, and, therefore, the Company has begun its focus on these sectors. The Company aims to empower innovative companies to become global leaders and improve the health and quality of life of as many people as possible worldwide. The Company aims to support local and global expansion of such target companies via an array of services customized to each company’s needs, from assistance with strategic business planning to solving real estate-related and finance issues. The Company plans to offer multi-strategy solutions combining strategic marketing, business development, real estate and asset management services and financing solutions. By offering such a wide spectrum of services, the Company aims to help create an integrated strategy that supports its target companies in achieving their local and global expansion ambitions. The Company seeks to work proactively and collaboratively with the target companies in order to allow them to scale quickly and achieve their milestones.

As part of this process, the Company created a new Israeli subsidiary CTGL – Citrine Global Israel Ltd (company number 516201159), which was incorporated on June 3, 2020.

Based on the Company’s current cash balances, capital raised in the second quarter of 2020 and the irrevocable letter it has received (as noted below), the Company has sufficient funds for its plans for the next twelve months from the issuance of these financial statements. Currently, as the Company is embarking on its new activity as detailed herein, it is incurring losses and cannot determine with reasonable certainty when and if it will have sustainable profits.

Citrine S A L Investment & Holdings Ltd., on behalf of itself and its affiliates and related parties, has furnished the Company with an irrevocable letter of obligation to financially support the Company until June 30, 2021 that will allow it to be operational as planned and budgeted through this period.

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (SARS-CoV-2) to be a global pandemic (COVID-19), which continues to spread throughout the world. The COVID-19 pandemic is having significant effects on global markets, supply chains, businesses, and communities. Specific to the Company, COVID-19 may impact various parts of its 2020 plans, operations and financial results including but not limited to difficulties in obtaining additional financing. The Company believes it is taking appropriate actions to mitigate the negative impact, including by focusing its activities initially on Israel. However, the full impact of COVID-19 is unknown and cannot be reasonably estimated as these events are still developing.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q. In the opinion of management, the financial statements presented herein include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the for three-months ended March 31, 2020 and 2019. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2020.

Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission (“SEC”). These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on May 11, 2020 for the year ended December 31, 2019

Principles of Consolidation

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments. This guidance replaces the current incurred loss impairment methodology. Under the new guidance, on initial recognition and at each reporting period, an entity is required to recognize an allowance that reflects its current estimate of credit losses expected to be incurred over the life of the financial instrument based on historical experience, current conditions and reasonable and supportable forecasts. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. ASU 2018-19 clarifies that receivables from operating leases are accounted for using the lease guidance and not as financial instruments.

The guidance became effective on January 1, 2020, including interim periods within that year and requires a modified retrospective transition approach through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Under the modified retrospective method of adoption, prior year reported results are not restated. The Company has performed its analysis of the impact on its financial instruments that are within the scope of this guidance and has concluded that there is no material impact to its consolidated financial statements.

NOTE 3– SHAREHOLDERS’ EQUITY

On January 29, 2020, holders of 10,344,828 Redeemable convertible Series A preferred stock, par value $0.0001, converted their shares into shares of common stock, par value $0.0001. See also Note 5h below.

During February and March 2020, the Company issued 432,996,555 shares of common stock, par value $0.0001, to investors in respect of the transaction described in note 1 above, for total consideration of $45,000.

The terms of the transaction for the issuance of 893,699,276 shares of common stock in total are described in Note 1 above. As of the date of this report on Form 10Q 445,702,721 shares of common stock have not yet been issued.

On March 5, 2020 the Company issued 15,000,000 shares of common stock, par value $0.0001, to its legal advisor in respect of legal consulting services, with respect to the Techcare Transaction as well as other legal services, as agreed between the parties, which is expected to be provided until the end of 2020. The Company estimated the fair value of the shares issued based on the share price at the grant date at $4,785 thousand of which $479 thousand was recorded as share based compensation expense in the three month ended March 31, 2020, and the remaining was recorded as prepaid share based payment. The prepaid services will be expensed over the attribution period of the remaining legal consulting services. Such expense is included in the Marketing, general and administrative expenses within the condensed consolidated statements of operations and comprehensive loss.

NOTE 4 – STOCK OPTIONS

The following table presents the Company’s stock option activity for employees and directors of the Company for the three months ended March 31, 2020:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31,2019	521,065	0.0011
Granted	-	-
Exercised	-	-
Forfeited or expired	(474,303)	0.0011
Outstanding at March 31,2020	46,762	0.0011
Number of options exercisable at March 31, 2020	46,762	0.0011

NOTE 5 – RELATED PARTIES

a)	On November 11, 2014, the Company entered into a consulting agreement with Mr. Yossef De-Levy, a member of the Company’s Board. Pursuant to the consulting agreement, Mr. De-Levy received a gross monthly amount of NIS 5,000, which was updated on May 31, 2015 to 10,000 (approximately $2,900). The foregoing payment was in addition to, and independent of, the fee that Mr. De-Levy was entitled to receive for continued services as a member of the Board. In March 2019 and April 2019, the Company entered into an amendment to the consulting agreement, according to which the monthly retainer was waived commencing on November 15, 2018, through December 31, 2019. The Company recorded the expense against equity. The consulting agreement was terminated on March 16, 2020 and the monthly retainer from December 31, 2019 was waived.

b)	On December 31, 2015, the Company entered into a consulting agreement with Zvi Yemini, and with his affiliated entity Y.M.Y Industry Ltd. (“YMY”). Zvi Yemini served as Chairman of the Board of Directors until August 13, 2019, and as a board member until November 14, 2019, and as Chief Executive Office from February 15, 2019 until November 14, 2019. Pursuant to the consulting agreement, Mr. Yemini received a gross monthly amount of NIS 24,000 (approximately $6,200). The foregoing payment was in addition to, and independent of, the fee that Mr. Yemini was entitled to receive for continued services as a member of the Board. On February 22, 2017, the Company signed an amendment to the original agreement with Mr. Yemini and YMY. Pursuant to the amendment, Mr. Yemini’s monthly payment was increased to NIS 45,000 (approximately $13,000) starting February 2017. In March 2019 and April 2019, the Company entered into an amendment to the consulting agreement, according to which the monthly retainer was waived commencing on November 15, 2018 through December 31, 2019.. The consulting agreement was terminated on November 14, 2019, which was also the effective date of Zvi Yemeni’s resignation as a director of the Company and of his resignation as an officer of the Company.

c)	On July 31, 2016, the Company entered into a consulting agreement with Mr. Oren Traistman, who was a member of the Board until February 27, 2020, including Chairman of the Board from August 13, 2019, and acting principal executive officer from November 14, 2019 until February 27, 2020. Pursuant to the consulting agreement, Mr. Traistman received a gross monthly amount of NIS 10,000 (approximately $2,900). In March 2019 and April 2019, the Company entered into an amendment to the consulting agreement, according to which the monthly retainer was waived commencing on November 15, 2018 through December 31, 2019.. The consulting agreement was terminated on March 16, 2020 and the monthly retainer from December 31, 2019 was waived.

d)	On December 31, 2017, the Company entered into a consulting agreement with Mr. Ran Tuttnauer, a member of the advisory Board. Pursuant to the consulting agreement, Mr. Tuttnauer received a gross monthly amount of $2,000. In March 2019, the Company entered into an amendment to the consulting agreement, pursuant to which the monthly retainer was waived commencing on November 15, 2018. In April 2019 the consulting agreement was terminated.

e)	On April 28, 2019, the Company entered into a form of Securities Purchase Agreement with each of Y.M.Y. Industry Ltd. (“YMY”), Traistman Radziejewski Fundacja Ltd. (“TRF”) and Microdel Ltd. (together with YMY and TRF, the “Investors”) relating to an offering of an aggregate of 1,229,508 shares of the Company’s common stock at a purchase price of $0.183 per share for aggregate gross proceeds of approximately $225,000. In addition, the Company granted the Investors an option, for a period of twelve months, to purchase up to an additional 375,001 shares of common stock at a price per share of $0.60, for additional aggregate consideration of $225,000. The closing of the offering took place on April 29, 2019.

f)	On August 20, 2019, the Company entered into an additional form of securities purchase agreement with YMY and TRF, relating to an offering of an aggregate of 8,275,862 shares of the Company’s newly designated Series A Convertible Preferred Stock at a purchase price of $0.029 per share for aggregate gross proceeds of approximately $240,000. In addition, the Company granted YMY and TRF an option, for a period of twelve months, to purchase an additional 400,000 Series A Convertible Preferred Stock, in the aggregate, at a price per share of $0.60, for additional aggregate consideration of $240,000. The closing of the offering took place on August 29, 2019.

g)	On October 23, 2019, Novomic appointed Idan Traitsman to serve as the Chief Executive Officer of Novomic, effective immediately. In connection with Mr. Traitsman’s appointment, the Company agreed to pay Mr. Traitsman a monthly salary of NIS 10,000 (approximately $2,800) plus VAT. Idan Traistman is the brother of Oren Traistman, who served as a director of the Company until February 27, 2020.

h)	On November 17, 2019, the Company entered into a form of securities purchase agreement with YMY and TRF, relating to an offering of an aggregate of 2,068,966 shares of the Company’s newly designated Series A Convertible Preferred Stock at a purchase price of $0.029 per share for aggregate gross proceeds of approximately $60,000 in 2019 and 931,034 shares of the Company’s newly designated Series A Convertible Preferred Stock at a purchase price of $0.029 per share for aggregate gross proceeds of approximately $27,000 in 2020. In addition, the Company granted YMY and TRF an option, for a period of twelve months, to purchase up to an additional 100,000 Series A Convertible Preferred Stock, in the aggregate, at a price per share of $0.60, for additional aggregate consideration of $60,000 with respect to the 2019 purchase and 45,000 Series A Convertible Preferred Stock, in the aggregate, at a price per share of $0.60, for additional aggregate consideration of $27,000 with respect to the 2020 purchase.

i)	Commencing February 2020, Ora Meir Soffer, CEO and chair of the board, is entitled to a monthly fee of $20,000.

j)	Commencing February 2020, Ilanit Halperin, director, and Ilan Ben-Ishay, director, are each entitled to a monthly fee of $3,500.

k)	See also Note 1 above.

NOTE 6 – SUBSEQUENT EVENTS

1.	On April 1, 2020 the Company entered into a Convertible Note Purchase Agreement (the “CL Agreement”) with Citrine S A L Investment & Holdings Ltd, WealthStone Private Equity Ltd, WealthStone Holdings Ltd, Golden Holdings Neto Ltd, Beezz Home Technologies Ltd, Citrine Biotech 5 LP, Citrine High Tech 6 LP, Citrine High Tech 7 LP, Citrine 8 LP, Citrine 9 LP and Citrine Biotech 10 LP (together, the “Buyer”), all of which are affiliated with the Company. Under the CL Agreement, the Buyer agreed to purchase and the Company agreed to issue and sell, for up to an aggregate principal amount of $1,800 thousand, notes convertible into shares of common stock of the Company (the “Notes”), for a period starting on April 1, 2020 and ending upon the earlier of (i) 6 months thereafter and (ii) the consummation of a public offering by the Company. The CL Agreement provides that the Notes will bear an annual interest rate of six percent (6%) with respect to amounts paid that are used for working capital purposes of the Company, provided that amounts paid that are used for investment activities of the Company may be subject to different interest rates, that the conversion price per share of Common Stock shall equal 85% multiplied by the market price (as defined in the Notes), representing a discount of 15%, and that each Note will mature 18 months following the payment date.

On April 19, 2020, the Company provided a draw down notice under the CL Agreement for an amount of $170,000, which was paid to the Company.

On June 12, 2020, the Company provided a draw down notice under the CL Agreement for an amount of $1,000,000, which was paid to the Company.

On June 12, 2020, the CL Agreement was amended to provide that for each draw down made by the Company under the CL Agreement, the Buyer shall be entitled to receive two types of warrants: A Warrants and B Warrants, with the A Warrants exercisable between 6 and 12 months after issuance for an exercise price per share equal to 1.25 times the average of the closing prices of the 3 trading days preceding the draw down, and the B Warrants exercisable between 6 and 18 months after issuance for an exercise price per share equal to 1.5 times the average of the closing prices of the 3 trading days preceding the draw down, and that the number of each of the A Warrants and the B Warrants issued will be equal to the draw down amount divided by the average of the closing prices of the 3 trading days preceding the draw down, and that these amended terms will apply in respect of all draw downs, including drawdowns made prior to the date of the amendment.

2.	On May 14, 2020, the transaction referred to in Note 1 for the sale of 90% of the shares in Novomic to Traistman Radziejewski Fundacja Ltd. was completed.

3.	On May 26, 2020, the board of directors of the Company appointed Ms. Ilanit Halperin, CPA as Chief Financial Officer of the Company, replacing Mr. Zviel Gedalihou, effective from May 27, 2020. The board of directors also appointed Ms. Halperin as Chief Financial Officer of the Company’s wholly-owned Israel subsidiary, effective once it was incorporated.

4.	On June 3, 2020, the Company’s wholly-owned new Israeli subsidiary CTGL – Citrine Global Israel Ltd (company number 516201159) was incorporated.

5.

On May 31, 2020, the Company entered into a strategic partnership with Intelicanna Ltd., an Israeli medical cannabis company listed on the Tel Aviv Stock Exchange with ticker symbol INTL (“Intelicanna”), via a share exchange agreement and an agreement for future issuance of shares. The share exchange agreement provides that (i) the number of shares each party issues to the other will be calculated by dividing $500,000 by the volume weighted average price (VWAP) of the issuing party’s shares in the three trading days preceding the issuance, (ii) the issuance by Intelicanna will take place upon, and subject to, receipt of approval from the Tel Aviv Stock Exchange, and the issuance by the Company will follow immediately thereafter, and (iii) the parties may not sell the shares within the first six months after issuance, and thereafter the parties may sell the shares issued to them if the shares become registered through a prospectus approved by the relevant securities authority, or under an exemption provided by applicable securities law, subject to a limit on the number of shares either party may sell per day. The agreement for future issuance of shares provides that a fall in share price of a party, not exceeding 20%, measured after six months, will be offset by issuance of additional shares to the other party to bring up to $500,000 the total value of the shares issued to the other party.

Furthermore, on June 25, 2020, the Company and its wholly owned Israeli subsidiary CTGL – Citrine Global Israel Ltd (“CTGL”) entered into services agreement with Intelicanna to provide business development and consulting services to Intelicanna, including assistance with raising financing (the “Services Agreement”) (references in this paragraph to the Company include CTGL). The terms of the Services Agreement include: (1) the Company will, for a period of 18 months, assist Intelicanna to raise up to NIS 15 million for Intelicanna’s working capital purposes, whether through issuance of convertible securities or any other means; all sums raised must be approved in advance by the Company, and in accordance with a business plan presented to the Company from time to time; the Company will have no obligation under the Services Agreement to invest in Intelicanna, and no liability if its efforts to source financing for Intelicanna do not bear fruit; (2) in the event Intelicanna raises funds through assistance from the Company, the Company will be entitled to (i) cash consideration equal to 5% of any amount raised, whether directly from the Company, or from any of its affiliates or any unrelated third party, and (ii) options to acquire a number of shares of Intelicanna equal to 5% of the amount raised divided by the Exercise Price; the “Exercise Price” will be the price per share at which the amount was raised, or if it was not raised through issuance of shares, the price per share at which Intelicanna last raised funds through issuance of shares; and (3) for one or more periods of at least 90 days, each time at Intelicanna’s request which the Company may accept or decline at its discretion, the Company will provide business development and strategy-building services, including: consulting on strategy and business plan; assistance defining financing needs; helping identify ways to develop potential sources of finance; and ongoing consulting support to Intelicanna’s management team and board. Intelicanna will pay the Company a fee of NIS 2,500 per day for the services.

Also on June 25, 2020, to assist Intelicanna raise the first NIS 1 million towards the up to NIS 15 million mentioned in the Services Agreement, the Company and CTGL entered into an agreement to grant Intelicanna NIS 1 million in direct financing for working capital purposes. The financing will bear 6% annual interest and Intelicanna will make additional payments equaling 6% of its gross revenues between the date the financing is received and the date Intelicanna’s aggregate gross revenues thereafter equal NIS 2 million. If the total of the 6% interest plus the additional payments would result in a return of less than 12% in the year to the Company, the interest will be increased to bring the total return to 12%. Every three months Intelicanna must pay the interest, and after 12 months it must repay the capital, plus the total of the additional payments due, plus any outstanding interest, and it must pay interest of 2% per month on any late payments, provided however that until the foregoing obligations are paid in full Intelicanna must pay 50% of its gross revenues to the Company upon receipt. If Intelicanna does not pay all amounts due within 18 months, it shall, at the Company’s option, issue to the Company a number of its shares equal to NIS 1.5 million divided by the lower of (i) VWAP of the three trading days prior to the lapse of the 18 months, and (ii) VWAP of the three trading days prior to the signing of the financing agreement. The financing must be paid by the Company to Intelicanna within 30 days of signing the financing agreement, subject to completion of due diligence to the Company’s satisfaction and to Intelicanna receiving a commercial growing license. Ilanit Halperin, a director and the Chief Financial Officer of the Registrant, is also the Chief Financial Officer of Intelicanna.

6.

On June 22, 2020, the Company entered into a share purchase agreement with Nanomedic Technologies Ltd., an Israeli company (“Nanomedic”) as part of an A-1 funding round open only to existing Nanomedic shareholders and their affiliates. Nanomedic developed SpinCare™, a system that integrates electrospinning technology into a portable, bedside device, offering immediate wound and burn care treatment. The Company paid $450,000 for A-1 preferred shares of Nanomedic and also received warrants. The round raised approximately $2.2 million in total. Citrine S A L Investment & Holdings Ltd and certain of its partnerships, all affiliates of the Company, were already beneficial shareholders of Nanomedic immediately prior to the A-1 funding round, as was Ilan Ben-Ishay, a director of the Company. Ora Meir Soffer, chairperson and CEO of the Company, was already a director of both Nanomedic and its Israeli parent company Nicast Ltd., and was already a beneficial shareholder of Nanomedic.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws, and is subject to the safe-harbor created by such Act and laws. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other variations thereon or comparable terminology. The statements herein and their implications are merely predictions and therefore inherently subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results, performance levels of activity, or our achievements, or industry results to be materially different from those contemplated by the forward-looking statements. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under the heading “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Readers are also urged to carefully review and consider the various disclosures we have made in that report.

Overview and Recent Developments

The Company’s new business activity was introduced immediately upon the change of control of the Company which occurred on February 27, 2020.

The Company’s new business activity comprises creating value and implementing expansion strategies for growth-stage technology companies. The Company believes the health, wellness, food tech and Israeli medical cannabis fields are demonstrating high growth potential, and is therefore primarily focused on these sectors. The Company aims to empower innovative companies to become global leaders and improve the health and quality of life of as many people as possible worldwide. The Company aims to support local and global expansion of such target companies via an array of services customized to each company’s needs, from assistance with strategic business planning to solving real estate-related and finance issues. The Company offers multistrategy solutions combining strategic marketing, business development, real estate and asset management services and financing solutions. By offering such a wide spectrum of services the Company aims to help create an integrated strategy that supports its target companies in achieving their local and global expansion ambitions. The Company seeks to work proactively and collaboratively with the target companies in order to allow them to scale quickly and achieve their milestones. Further detail is provided in the notes to the financial statements.

Description of the New Business – Citrine Global, Corp.

Following the recent change of control over the Company, we started a new business. Our vision is to be a powerhouse for high-growth technology companies via our business and financial expertise. To better align our name with the new business, we decided to change the name of the Company to Citrine Global, Corp. We filed a Schedule 14(C) information statement in connection with the name change and expect the name change to take effect soon. On or about the same time, we expect to also start trading under a new ticker symbol. We will file a current report on Form 8-K once the new name and new ticker symbol become effective.

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

● The companies’ technology and IP

● The management team

● Financial model, market strategy and growth potential

● Addressable global market, competition and potential for international partnerships, mergers, and strategic investments

● Capability for providing collateral

● Substantial equity and revenue base

● Public companies – an advantage

The Company intends to initially focus on Israeli companies through its Israeli subsidiary CTGL - CITRINE GLOBAL ISRAEL LTD (company number 516201159) was incorporated on June 3.

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

1 https://www.who.int/health_financing/documents/health-expenditure-report-2019.pdf?ua=1; https://www2.deloitte.com/global/en/pages/life-sciences-and-healthcare/articles/global-health-care-sector-outlook.html;

2 https://www.gminsights.com/industry-analysis/digital-health-market; https://globalwellnessinstitute.org/industry-research/2018-global-wellness-economy-monitor/; https://www.grandviewresearch.com/industry-analysis/corporate-wellness-market

The wellness industry is defined as products and solutions that enable people to incorporate wellness activities and lifestyles into their daily life.

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

● Israel is truly a ‘start-up nation’ and has global leaders in almost any category of technology-driven innovation covered by the Company.3

● Europe has very active health and wellness innovation clusters in the Netherlands, UK, France, Nordic regions and Germany in particular.

● North America: - the USA is the market leader in health and wellness innovations and leads the world in M&A activity in this area for mature companies with proven revenues.

In December 2019, a strain of novel coronavirus (COVID-19) causing respiratory illness emerged in the city of Wuhan in the Hubei province of China, and in January 2020, the World Health Organization declared the COVID-19 outbreak a public health emergency. The COVID-19 has spread to many countries and is impacting the markets globally. Many countries, states and municipalities have enacted quarantining regulations which severely limit the ability of people to move and travel, and require non-essential businesses and organizations to close their physical offices. The situation created by COVID-19 worldwide has made it difficult and even impossible to meet with different investors, parties and partners. The company managed to adapt to the situation and built an alternative plan in a short time. Since it was difficult and even impossible to travel specifically to New York and Europe, and since the company directors and executives are based in Israel, Citrine Global took the decision to focus on Israel as first step, via its fully-owned subsidiary CTGL - CITRINE GLOBAL ISRAEL LTD (company number 516201159) which was incorporated on June 3, 2020.

CGTL - Citrine Global Israel Ltd

CGTL - Citrine Global Israel targets Israeli startups and technology companies, and in particular public companies, in the fields of healthcare, wellness, foodtech and medical cannabis.

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

3 https://apex.aero/2019/05/22/startup-nation-israel-become-silicon-valley

4 ibid.

CGTL - Citrine Global Israel Ltd – Strategy:

CGTL - Citrine Global Israel offers a unique, independent strategy that covers the whole spectrum of services and financing options to ensure the success of its chosen client companies, combining working capital financing, business escort, technological consulting services, real estate and infrastructure services for companies and a global network of experts and business contacts in the relevant fields.

CTGL - Citrine Global Israel Ltd – Professional Ecosystem:

CTGL - Citrine Global Israel has a team of serial entrepreneurs and leading business people and a network of top scientists, researchers and industry leaders, targeting to create an eco-system to promote its client companies towards success.

CTGL - Citrine Global Israel leverages the knowledge and experience of Citrine S A L High Tech and Citrine Biotech investment funds that have been operating for years in the Israeli start up market and have long term experience in investing in and promoting many startup companies.

CTGL - Citrine Global Israel also leverages the knowledge and experience of WealthStone Group, which specializes in real estate and hedge funds, and Neto Group, which specializes in insurance and financial planning consultancy.

CTGL - Citrine Global Israel Ltd - Target Market: Medical Foods:

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

In addition, we see the emergence of cannabis-enhanced health edibles and drinks, that is expected to continuously grow by more than 250% by 2021. 6

5 https://www.grandviewresearch.com/industry-analysis/medical-foods-market

6 https://www.grandviewresearch.com/industry-analysis/medical-foods-market; https://www.grandviewresearch.com/press-release/global-medical-foods-mark

CTGL - Citrine Global Israel Target Market: Regulated Medical Cannabis:

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

7 https://www.grandviewresearch.com/industry-analysis/medical-foods-market

8 https://www.grandviewresearch.com/industry-analysis/medical-foods-market; https://www.grandviewresearch.com/press-release/global-medical-foods-mark

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

Results of Operations

Revenues

We generated $11 thousand in revenues in the three months ended March 31, 2020 compared to $58 thousand in revenues in the three months ended March 31, 2019. The decrease is mainly attributable to a decrease in the demand for Novomic products and our failure to obtain FDA approval for Novomic products or enter into additional engagements with distributers, and also to us focusing on our new business activity.

Gross Profit

We incurred a gross loss during the three months ended March 31, 2020, of $2 thousand, compared to $4 thousand in the three months ended March 31, 2019. The decrease is mainly attributable to decrease in the sales volume and a decrease in inventory value of Novomic products.

Research and Development Expenses

Our research and development expenses during the three months ended March 31, 2020 were $18 thousand as compared to $41 thousand, during the three months ended March 31, 2019. The decrease is mainly attributable to decrease in expenses related to the Novomic products as a result of the conclusion of our board of directors that the Company would not be able to successfully commercialize the Novomic products.

Marketing, General and Administrative Expenses

Our marketing, general and administrative expenses during the three months ended March 31, 2020 were $672 thousand as compare to $435 thousand during the three months ended March 31, 2019 The increase in our marketing, general and administrative expenses is mainly attributable to the increase in our share based compensation expenses somewhat offset by a decrease in marketing expenses and professional services as a result of the conclusion of our board of directors that the Company would not be able to successfully commercialize the Novomic products.

Net Loss

During the three months ended March 31, 2020 we incurred a net loss of $689 thousand. During the three months ended March 31, 2019, we incurred a net loss of $479 thousand. The increase in net loss is mainly attributable to the share based compensation expenses as described above.

Liquidity and Capital Resources

Our balance sheet as of March 31, 2020 reflects total assets of $4,543 thousand, consisting mainly of cash and cash equivalents in the amount of approximately $14 thousand, inventory of approximately $27 thousand, prepaid share based payment and other current assets of approximately $4,331 thousand and property and equipment net, of approximately $139 thousand. As of December 31, 2019, our balance sheet reflects total assets of approximately $257 thousand consisting mainly of cash and cash equivalents in the amount of approximately $18 thousand, inventory in the amount of approximately $35 thousand, other receivables of approximately $19 thousand and property and equipment net, of approximately $156 thousand.

As of March 31, 2020, we had total current liabilities of approximately $478 thousand, consisting mainly of note payable of approximately $266 thousand and accounts payable and accrued expenses of approximately $205 thousand. As of December 31, 2019, we had total current liabilities of approximately $260 thousand consisting mainly of accounts payable and accrued expenses of approximately $224 thousand and a note payable of approximately $123 thousand.

As of March 31, 2020, we had positive working capital of approximately $3,098 thousand, compared to negative working capital of approximately $278 thousand at December 31, 2019. Our total liabilities as of March 31, 2020 were approximately $484 thousand, compared to approximately $368 thousand at December 31, 2019.

During the three months ended March 31, 2020, we used approximately $216 thousand of cash in our operating activities. This resulted mainly from an overall net loss of approximately $219 thousand, an increase in stock-based compensation of approximately $506 thousand, an increase in other receivables of approximately $479 thousand and an increase in accounts payable and accrued expenses of approximately $46 thousand. During the three months ended March 31, 2019, we used approximately $320 thousand of cash in our operating activities. This resulted mainly from an overall net loss of approximately $479 thousand, management fee waiver of approximately $90, an increase in accounts payable and accrued expenses of approximately $51 thousand and a decrease in other receivables of approximately $101 thousand.

During the three months ended March 31, 2020, we did not use any amounts in our investing activities, as compared to approximately $11 thousand in the same period in the prior year.

The Company has a history of accumulated losses and its development and execution of its strategy is still uncertain. However, based on the Company’s current cash balances, capital raised in the second quarter of 2020 and the irrevocable letter it has received (as noted above), the Company has sufficient funds for its plans for continuing its new activity in the next twelve months from the issuance of this Form 10Q.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Because it is a smaller reporting company, the Company is not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and the Company’s principal financial officer to allow for timely decisions regarding required disclosure. In designing and evaluating the Company’s disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Remediation Plan

Based on the Company’s evaluation of the effectiveness of its disclosure controls and procedures as of March 31, 2020, the Company’s principal executive officer and the Company’s principal financial officer concluded that the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chair and CFO, to allow timely decisions regarding required disclosure.

Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was not effective as of March 31, 2020 as it identified control deficiencies that constituted material weaknesses in the Company’s internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified in the Company’s internal control over financial reporting are described below:

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

Management believes that despite the material weaknesses set forth above, the Company’s consolidated financial statements as of and for the three month period ended March 31, 2020 are fairly stated, in all material respects, in accordance with US GAAP.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2020, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

(a) The following documents are filed as exhibits to this report on Form 10-Q or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit No.	Description
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.1*	The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in XBRL (eXtensible Business Reporting Language): (i) the Interim Condensed Consolidated Balance Sheets, (ii) the Interim Condensed Consolidated Statements of Operations, (iii) the Interim Condensed Consolidated Statements of Comprehensive Loss, (iv) the Interim Condensed Statements of Changes in Equity, (v) the Interim Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Interim Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

TechCare Corp.

By:	/s/ Ora Meir Soffer
Ora Meir Soffer
Chairperson of the Board and Chief Executive Officer
(Principal Executive Officer)

Date:	June 29, 2020

By:	/s/ Ilanit Halperin
Ilanit Halperin
Chief Financial Officer and Director
(Principal Financial and Principal Accounting Officer)

Date:	June 29, 2020

