Form 10-Q
period 2020-06-30
TechCare Corp.
filed 2020-08-14
CIK 1498067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2020

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 000-55680

TECHCARE CORP.

(Exact Name Of Registrant As Specified In Its Charter)

(in process of name change to CITRINE GLOBAL, CORP.)

Delaware	68-0080601
(State of Incorporation)	(I.R.S. Employer Identification No.)

3 Hamelacha St., Tel Aviv, Israel	6721503
(Address of Principal Executive Offices)	(ZIP Code)

+ (972) 73 7600341
Registrant’s Telephone Number, Including Area Code:

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
-	-	-

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

On August 13, 2020, the registrant had 494,721,815 shares of common stock, par value $0.0001 per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TECHCARE CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars except share and per share data)

	June 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	580,315	17,636
Inventory	-	34,513
Accounts receivable	-	9,141
Inventory subject to refund	-	2,159
Prepaid share based payment to a service provider	3,445,200	-
Other current assets	-	18,522
Total Current assets	4,025,515	81,971

Non-current assets
Right of use asset	-	14,502
Investments valued under the measurement alternative (Notes 3 and 4)	450,000	-
Long-term deposits	-	4,699
Property and equipment, net	-	155,655
Total non-current assets	450,000	174,856
Total assets	4,475,515	256,827

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities
Accounts payable and accrued expenses	174,867	223,841
Related parties	105,000	123,494
Fair value of a liability in connection with stock exchange agreement (Note 8)	65,580	-
Convertible component in convertible notes (Note 5)	285,028	-
Deferred Revenue	-	4,998
Current maturities of long-term lease liability	-	7,295
Total current liabilities	630,475	359,628

Non-current liability
Lease liability	-	7,962
Convertible Notes (Note 5)	580,925	-
Total non-current liability	580,925	7,962
Total liabilities	1,211,400	367,590

Redeemable convertible preferred stock
Redeemable convertible Series A preferred stock, par value $0.0001 per share 12,413,794 shares authorized; 0 and 10,344,828 issued and outstanding at June 30, 2020 and December 31, 2019, respectively	-	300,000
Stockholders’ Equity (Deficit) (Note 6)
Preferred stock (excluding redeemable Series A preferred stock), par value $0.0001 per share, 37,586,206 shares authorized at June 30, 2020 and December 31, 2019; none issued and outstanding at June 30, 2020 and December 31, 2019	-	-
Common stock, par value $0.0001 per share, 500,000,000 shares authorized; 494,721,815 and 35,449,398 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	49,472	3,545
Additional paid-in capital	15,466,651	10,042,496
Stock to be issued	30,000	30,000
Accumulated deficit	(12,387,844)	(10,602,292)
Accumulated other Comprehensive Income	105,836	115,488
Total stockholders’ equity (deficit)	3,264,115	(410,763)
Total liabilities and stockholders’ equity (deficit)	4,475,515	256,827

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHCARE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(U.S. dollars except share and per share data)

	Six months ended
	June 30
	2020	2019
	(Unaudited)

Revenues	11,372	85,197
Cost of revenues	13,621	117,728
Gross loss	(2,249)	(32,531)
Research and development expenses	(17,586)	(80,032)
Marketing, general and administrative expenses	(1,756,947)	(811,327)
Gain from deconsolidation of a subsidiary (Note 4)	52,330	-
Operating loss	(1,724,452)	(923,890)

Financing income (expenses), net:
Fair value adjustment of liability in connection with stock exchange agreement (Note 8)	(65,580)	-
Other Financing income (expenses), net	4,480	(12,706)
	(61,100)	(12,706)
Net loss attributable to common stockholders	(1,785,552)	(936,596)

Loss per common stock (basic and diluted)	(0.01)	(0.03)

Basic weighted average number of shares of common stock outstanding	334,689,420	34,270,715

Comprehensive loss:
Net loss	(1,785,552)	(936,596)
Other Comprehensive income (expense) attributable to foreign currency translation	(9,652)	9,533
Comprehensive loss	(1,795,204)	(927,063)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHCARE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(U.S. dollars except share and per share data)

	Three months ended
	June 30
	2020	2019
	(Unaudited)

Revenues	-	27,026
Cost of revenues	-	63,340
Gross profit (loss)	-	(36,314)
Research and development expenses	-	(39,225)
Marketing, general and administrative expenses	(1,085,280)	(376,116)
Gain from deconsolidation of a subsidiary	52,330	-
Operating loss	(1,032,950)	(451,655)

Financing income (expenses), net		-
Fair value adjustment of liability in connection with stock exchange agreement (Note 8)	(65,580)	-
Other Financing income (expenses), net	1,727	(6,114)
	(63,853)	(6,114)
Net loss attributable to common stockholders	(1,096,803)	(457,769)

Loss per common stock (basic and diluted)	(0.00)	(0.01)

Basic weighted average number of shares of common stock outstanding	494,768,579	35,095,609

Comprehensive loss:
Net loss	(1,096,803)	(457,769)
Other Comprehensive income (expense) attributable to foreign currency translation	-	4,718
Comprehensive loss	(1,096,803)	(453,051)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHCARE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) AND REDEEMABLE CONVERTIBLE PREFERRED STOCK

(U.S. dollars, except share and per share data)

	Redeemable convertible preferred stock		Common stock		Additional paid-in	Stock to be	Accumulated	Accumulated other comprehensive	Total stockholders’
	Stock	Amount	Stock	Amount	Capital	issued	deficit	Income	equity
BALANCE AT DECEMBER 31, 2018	-	-	33,212,036	3,322	9,329,419	30,000	(8,728,157)	106,870	741,454
CHANGES DURING THE PERIOD OF SIX MONTHS ENDED JUNE 30, 2019:
Issuance of common stock	-	-	2,237,362	223	450,657	-	-	-	450,880
Waiver of fee by related party	-	-	-	-	144,898	-	-	-	144,898
Stock-based compensation	-	-	-	-	6,235	-	-	-	6,235
Other Comprehensive Income	-	-	-	-	-	-	-	9,533	9,533
Net loss for the period	-	-	-	-	-	-	(936,596)	-	(936,596)
BALANCE AT JUNE 30, 2019	-	-	35,449,398	3,545	9,931,209	30,000	(9,664,753)	116,403	416,404

	Redeemable convertible preferred stock		Common stock		Additional paid-in	Stock to be	Accumulated	Accumulated other comprehensive	Total stockholders’
	Stock	Amount	Stock	Amount	Capital	issued	deficit	income	deficit
BALANCE AT DECEMBER 31, 2019	10,344,828	300,000	35,449,400	3,545	10,042,496	30,000	(10,602,292)	115,488	(410,763)
CHANGES DURING THE PERIOD OF SIX MONTHS ENDED JUNE 30, 2020:
Conversion preferred stock to common stock	(10,344,828)	(300,000)	10,344,828	1,034	298,966	-	-	-	300,000
Issuance of common stock	-	-	433,927,587	43,393	28,607	-	-	-	72,000
Issuance of common stock to service provider	-	-	15,000,000	1,500	4,783,500	-	-	-	4,785,000
Waiver of fee by related party	-	-	-	-	11,417	-	-	-	11,417
Other Comprehensive Loss	-	-	-	-	-	-	-	(9,652)	(9,652)
Warrants issued in connection with convertible notes (Note 5)	-	-	-	-	301,665	-	-	-	301,665
Net loss for the period	-	-	-	-	-	-	(1,785,552)	-	(1,785,552)
BALANCE AT JUNE 30, 2020 (Unaudited)	-	-	494,721,815	49,472	15,466,651	30,000	(12,387,844)	105,836	3,264,115

TECHCARE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars)

	Six months ended
	June 30,
	2020	2019
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(1,785,552)	(936,596)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,664	14,676
Finance expenses, net	2,026	487
Inventory subject to refund	1,299	44,443
Gain from deconsolidation of a subsidiary	(52,330)	-
Prepaid Share based payment to a service provider	1,339,800	6,235
Fair value adjustment of liability in connection with stock exchange agreement (Note 8)	65,580	-
Management fee waiver	11,417	144,898
Changes in operating assets and liabilities:
Accounts receivable	(5,714)	9,015
Net changes in operating leases	(864)	(486)
Derivative liability	-	(5,663)
Related parties	(9,313)	-
Other current assets	(4,243)	132,137
Inventory	6,789	56,766
Accounts payable and accrued expenses	(43,387)	(74,766)
Deferred Revenue	(4,998)	-
Refund liability	-	(71,701)

Severance payment, net	-	(9,471)
Net cash used in operating activities	(472,826)	(690,026)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(4,995)
Net cash outflow from deconsolidation of a subsidiary (Appendix A)	(13,810)	-
Investment valued under the measurement alternative (Note 3)	(450,000)	-
Long-term deposit	-	603
Net cash used in investing activities	(463,810)	(4,392)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties loans	154,341	-
Proceeds from issuance of common stock	72,000	457,455
Commitment to issue shares to related parties	105,000	-
Proceeds from the issued convertible notes and warrants	1,170,000	-

Net cash provided by financing activities	1,501,341	457,455

Effect of exchange rates on cash and cash equivalents	(2,026)	(7,136)

Net increase (decrease) in cash and cash equivalents	562,679	(244,099)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	17,636	474,715

CASH AND CASH EQUIVALENTS AT END OF PERIOD	580,315	230,616

Supplemental disclosure of cash flow information:
Non cash transactions:
Conversion preferred stock to common stock	300,000	-

Appendix A - Net cash outflow from deconsolidation of a subsidiary
Working capital (excluding cash and cash equivalents), net	(217,111)	-
Long term assets	155,988	-
Long term liabilities	(5,017)
Gain from deconsolidation of a subsidiary	52,330
	(13,810)	-

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

As reported in the Company’s annual report on Form 10-K for the year ended December 31, 2019, the Company’s Board of Directors explored during 2019 strategic alternatives to enhance stockholder value, which the Company had previously reported might include future acquisitions, a merger with another company, the sale of the Company, or a potential sale of certain assets, including the Company’s wholly owned subsidiary Novomic Ltd. (“Novomic”), a technology company engaged in the design, development and commercialization of a unique proprietary and patented delivery platform utilizing vaporization of various natural compounds for multiple health, beauty and wellness applications.

As of December 31, 2019, the Company had incurred accumulated losses of approximately $10.6 million, and based on the projected cash flows and Company’s cash balance, the Company’s management was of the opinion that without further fundraising it would not have sufficient resources to enable it to continue advancing its activities, including the development, manufacturing, and marketing of its products, which cast substantial doubt on the entity’s ability to continue as a going concern.

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

On January 6, 2020, definitive agreements were executed for the sale of 90% of the shares in Novomic to Traistman Radziejewski Fundacja Ltd., which was completed on May 14, 2020, and for the issuance and sale of a number of shares equal after the issuance to 95% of the fully diluted capital stock of the Company to Citrine S A L Investment & Holdings Ltd. and a group of related persons and entities (the “TechCare Transaction”). Traistman Radziejewski Fundacja Ltd. is controlled by Oren Traistman, which is one of the Company’s beneficial shareholders and was a director of the Company until February 27, 2020. See additional information in Note 4 below.

On February 23, 2020, the Company entered into an agreement amending and restating the January 6, 2020 agreement concerning the TechCare Transaction, which provided for the issuance and sale of the shares in stages. Pursuant to this agreement, on February 27, 2020 and March 5, 2020, 432,996,555 shares of common stock of the Company were issued to Citrine S A L Investment & Holdings Ltd and its group of related persons and entities, resulting in a change of control of the Company. The amended and restated agreement provided for the issuance of 893,699,276 shares of common stock in total in consideration for $150 thousand, however the Company was unable to complete the issuance of all these shares at that time because the Company was authorized under its certificate of incorporation to issue only up to 500,000,000 shares of common stock. The Company’s certificate of incorporation was amended on May 14, 2020, increasing its authorized share capital by one billion shares of common stock, after it filed an information statement on Form 14C.

As of June 30, 2020, the Company received approximately $150 thousand out of $150 thousand mentioned above. Out of such amount of $150 thousand, an amount of approximately $105 thousand is presented as a current lability within the Company’s condensed consolidated balance sheet as of June 30, 2020, as the shares related to this amount were not issued yet, and legally can be called back by the investors.

Until May 14, 2020, the date on which the sale of 90% of Novomic’s shares was completed (see Note 4 below), the Company continued selling the Novokid® product produced by Novomic both through online and physical sales channels, including through its own website. Novomic was not presented as held for sale, although the held-for-sale criteria were met, because the Company concluded that the disposal of 90% of Novomic’s shares is comprised of substantially almost all of the Company’s net assets and operations and since the separate presentation of such a significant portion of the entity’s net assets as a single line item on the balance sheet would not be meaningful to financial statement users.

Also, starting Q1 2020, the Company began its plans for a new business activity. The Company’s new business activity comprises creating value and implementing expansion strategies for growth-stage technology companies. The Company believes the health, wellness, food tech and Israeli medical cannabis fields are demonstrating high growth potential, and, therefore, the Company has begun by focusing on these sectors. The Company aims to empower innovative companies to become global leaders and improve the health and quality of life of as many people as possible worldwide. The Company aims to support local and global expansion of such target companies via an array of services customized to each company’s needs, from assistance with strategic business planning to solving real estate-related and finance issues. The Company plans to offer multi-strategy solutions combining strategic marketing, business development, real estate and site management services and financing solutions. By offering such a wide spectrum of services, the Company aims to help create an integrated strategy that supports its target companies in achieving their local and global expansion ambitions. The Company seeks to work proactively and collaboratively with the target companies in order to allow them to scale quickly and achieve their milestones.

As part of this process, the Company established a new Israeli subsidiary CTGL – Citrine Global Israel Ltd, which was incorporated on June 3, 2020 (the “Israeli Subsidiary”).

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

Citrine S A L Investment & Holdings Ltd., on behalf of itself and its affiliates and related parties, has furnished the Company with an irrevocable letter of obligation to financially support the Company until December 31, 2021 that will allow it to be operational as planned and budgeted through this period.

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (SARS-CoV-2) to be a global pandemic (COVID-19), which continues to spread throughout the world. The COVID-19 pandemic is having significant effects on global markets, supply chains, businesses, and communities. Specific to the Company, COVID-19 may impact various parts of its 2020 plans, operations and financial results including but not limited to difficulties in obtaining additional financing. The Company believes it is taking appropriate actions to mitigate the negative impact, including by focusing its activities initially only within the country of Israel. However, the full impact of COVID-19 is unknown and cannot be reasonably estimated as these events are still developing.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q. In the opinion of management, the financial statements presented herein include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the for six-months ended June 30, 2020 and 2019. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2020.

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

The accompanying consolidated financial statements include the accounts of TechCare, and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates include fair value estimates of derivative liabilities discussed in Notes 5 and 8, as well as the estimated service period related to share based payment to the Company’s legal advisor (refer to Note 6). Actual results could differ from those estimates.

Functional Currency and Foreign Currency Translation and Transactions.

The currency of the primary economic environment in which the operations of the Company and its subsidiaries are conducted is the New Israeli Shekel (“NIS”).

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

Other financial expenses (income), net in the consolidated statements of operations and comprehensive loss comprised mainly of exchange rate differentials.

Investments valued under the measurement alternative

The Company’s investments as described in Notes 3 and 4 are valued under the measurement alternative include equity securities in other proprietary investments for which the Company does not have significant influence and fair value is not readily determinable. ASU 2016-01 requires equity securities to be recorded at cost and adjusted to fair value at each reporting period. However, the guidance allows for a measurement alternative, which is to record investments at cost, less impairment, if any, and subsequently adjust for observable price changes of identical or similar investments of the same issuer.

Due to the lack of readily determinable fair values for such investments, for which the Company does not have significant influence, the Company accounts for these investments under the measurement alternative at cost, less impairment.

The Company performs qualitative impairment assessments on its investments recorded under the measurement alternative.

Derivatives

Derivative instruments are recognized on the balance sheet at their fair value, with changes in the fair value recognized as a component of financial expenses, net in the statements of income.

Once determined, derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives.

Fair value

Fair value of certain of the Company’s financial instruments including cash, accounts receivable, accounts payable, accrued expenses, notes payables, and other accrued liabilities approximate cost because of their short maturities. The Company measures and reports fair value in accordance with ASC 820, “Fair Value Measurements and Disclosure” defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.

Fair value, as defined in ASC 820, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of an asset should reflect its highest and best use by market participants, principal (or most advantageous) markets, and an in-use or an in-exchange valuation premise. The fair value of a liability should reflect the risk of nonperformance, which includes, among other things, the Company’s credit risk.

Valuation techniques are generally classified into three categories: the market approach; the income approach; and the cost approach. The selection and application of one or more of the techniques may require significant judgment and are primarily dependent upon the characteristics of the asset or liability, and the quality and availability of inputs. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820 also provides fair value hierarchy for inputs and resulting measurement as follows:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities.

Level 2: Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3: Unobservable inputs for the asset or liability that are supported by little or no market activity, and that are significant to the fair values.

Fair value measurements are required to be disclosed by the Level within the fair value hierarchy in which the fair value measurements in their entirety fall. Fair value measurements using significant unobservable inputs (in Level 3 measurements) are subject to expanded disclosure requirements including a reconciliation of the beginning and ending balances, separately presenting changes during the period attributable to the following: (i) total gains or losses for the period (realized and unrealized), segregating those gains or losses included in earnings, and a description of where those gains or losses included in earning are reported in the statement of income.

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Balance as of June 30, 2020
	Level 1	Level 2	Level 3	Total
	(U.S. dollars in thousands)
Liabilities:
Fair value of convertible component in convertible notes (Note 5)	-	-	285,028	285,028
Fair Value of forward option (Note 8)	-	-	65,580	65,580
Total liabilities	-	-	350,608	350,608

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

The guidance became effective on January 1, 2020, including interim periods within that year and requires a modified retrospective transition approach through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Under the modified retrospective method of adoption, prior year reported results are not restated. The Company has performed its analysis of the impact on its financial instruments that are within the scope of this guidance and has concluded that there was no material impact to its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement as part of the FASB’s broader disclosure framework project. ASU No. 2018-13 removes, modifies and adds certain disclosures providing greater focus on requirements that clearly communicate the most important information to the users of the financial statements with respect to fair value measurements. The adoption of ASU No. 2018-13 as of January 1, 2020 did not have a material impact on the Company’s consolidated financial statements.

NOTE 3 - INVESTMENT VALUED UNDER THE MEASUREMENT ALTERNATIVE

On June 22, 2020, the Company entered into a share purchase agreement with Nanomedic Technologies Ltd., an Israeli private company and a related party as further described below (“Nanomedic”) as part of an A-1 funding round open only to existing Nanomedic shareholders and their affiliates. Nanomedic developed SpinCare™, a system that integrates electrospinning technology into a portable, bedside device, offering immediate wound and burn care treatment. The Company paid $450,000 for A-1 preferred shares of Nanomedic and also received warrants for A-1 preferred shares. Such investment represents a holding of approximately 3.3% in Nanomedic. The round raised approximately $2.2 million in total. Citrine S A L Investment & Holdings Ltd and certain of its partnerships, all affiliates of the Company, were already beneficial shareholders of Nanomedic immediately prior to the A-1 funding round. Ilan Ben-Ishay, a director of the Company was already a beneficial shareholder of Nanomedic immediately prior to the A-1 funding round. Ora Meir Soffer, chairperson and CEO of the Company, was already a director of both Nanomedic and its Israeli parent company Nicast Ltd. immediately prior to the A-1 funding round, and she was also already a beneficial shareholder of Nanomedic immediately prior to the A-1 funding round.

The Company accounts for the investment in Nanomedic in accordance with the provisions of ASC 321, “Investments - Equity Securities”, and elected to use the measurement alternative therein. The investment will be re-measured upon future observable price change(s) in orderly transaction(s) or upon impairment, if any.

NOTE 4 - SALE OF NOVOMIC

As described in Note 1 above, on January 6, 2020, definitive agreements were executed for the sale of 90% of the shares in Novomic to Traistman Radziejewski Fundacja Ltd., which was completed on May 14, 2020. The remaining investment in Novomic (represents 10% holding) is not presented within the Company’s condensed consolidated balance sheet as of June 30, 2020, as it had no significant value as of that date. Starting on the deconsolidation date, the remaining investment in Novomic is accounted as an investment valued under the measurement alternative as described in Note 2 above.

The following table summarizes the assets and liabilities of Novomic as of the deconsolidation date:

Cash and cash equivalents	13,810
Working capital (excluding cash and cash equivalents), net (deficit)	(217,111)
Long term assets	155,988
Long term liabilities	(5,017)
(52,330)
Amounts received	-
GAIN FROM DECONSOLIDATION OF A SUBSIDIARY	$52,330

NOTE 5 – CONVERTIBLE NOTES

On April 1, 2020 the Company entered into a Convertible Note Purchase Agreement (the “CL Agreement”) with Citrine S A L Investment & Holdings Ltd, WealthStone Private Equity Ltd, WealthStone Holdings Ltd, Golden Holdings Neto Ltd, Beezz Home Technologies Ltd, Citrine Biotech 5 LP, Citrine High Tech 6 LP, Citrine High Tech 7 LP, Citrine 8 LP, Citrine 9 LP and Citrine Biotech 10 LP (together, the “Buyer”), all of which are affiliated with the Company. Under the CL Agreement, the Buyer agreed to purchase and the Company agreed to issue and sell, for up to an aggregate principal amount of $1,800 thousand, notes convertible into shares of common stock of the Company (the “Notes”), for a period starting on April 1, 2020 and ending upon the earlier of (i) 6 months thereafter and (ii) the consummation of a public offering by the Company. The CL Agreement provides that the Notes will bear an annual interest rate of six percent (6%) and that the conversion price per share of Common Stock shall equal 85% multiplied by the market price (as defined in the Notes), representing a discount of 15%, and that each Note will mature 18 months following the payment date.

On April 19, 2020 and June 12, 2020, the Company provided draw down notices under the CL Agreement for amounts of $170,000 and $1,000,000, respectively, which were received in cash by the Company.

On June 12, 2020, the CL Agreement (hereafter “CL Agreement amendment”) was amended to provide that for each draw down made by the Company under the CL Agreement, the Buyer shall be entitled to receive two types of warrants: A Warrants and B Warrants, with the A Warrants exercisable between 6 and 12 months after issuance for an exercise price per share equal to 1.25 times the average of the closing prices of the 3 trading days preceding the draw down, and the B Warrants exercisable between 6 and 24 months after issuance for an exercise price per share equal to 1.5 times the average of the closing prices of the 3 trading days preceding the draw down, and that the number of each of the A Warrants and the B Warrants issued will be equal to the draw down amount divided by the average of the closing prices of the 3 trading days preceding the draw down, and that these amended terms will apply in respect of all draw downs, including drawdowns made prior to the date of the amendment.

Conversion feature

In accordance with ASC 815-15-25 the conversion feature was considered embedded derivative instrument, and is to be recorded at its fair value separately from the convertible notes, within current liabilities in the Company’s balance sheet. The conversion component is then marked to market each reporting period with the resulting gains or losses shown in the statements of operations.

The fair value of the conversion feature (hereafter “Convertible Component”) was estimated using the Monte Carlo Simulation Model to compute the Convertible Component’s fair value of $285,028 and derived service period of 1.5 years. The assumptions used to perform the Monte-Carlo simulation were consistent with those utilized in the Company’s Black-Scholes valuation for stock options, specifically: expected volatility of 65.69%, risk-free interest rate of return of 0.18% and dividend yield of 0.0%.

Warrants

As mentioned above, as part of the June 12, 2020 CL Agreement amendment, the Company issued the Buyer 5,589,172 A warrants and 5,589,172 B warrants to purchase a total of 11,178,344 shares of common stock of the Company.

The fair value of such warrants as of the drawdowns dates was estimated at $301,665 using the Black-Scholes option-pricing model and is presented in shareholders equity within the Company’s condensed consolidated balance sheet.

The following are the data and assumptions used as of the balance sheet date:

Warrants A	June 30, 2020
Common stock price	0.21
Expected volatility	65.31%
Expected term	1 years
Risk free rate	0.17%
Expected dividend yield	0%

Warrants B	June 30, 2020
Common stock price	0.21
Expected volatility	68.73%
Expected term	2 years
Risk free rate	0.19%
Expected dividend yield	0%

Convertible Notes

The drawdowns notices amount, net of the Conversion feature and the Warrants amounts (hereafter “Convertible notes”), is $580,925. The convertible is accounted for based on the effective interest method.

NOTE 6 – SHAREHOLDERS’ EQUITY

On January 29, 2020, holders of 10,344,828 Redeemable convertible Series A preferred stock, par value $0.0001, converted their shares into shares of common stock, par value $0.0001. See also Note 9h below.

The terms of the transaction for the issuance of 893,699,276 shares of common stock in total are described in Note 1 above. During February and March 2020, the Company issued 432,996,555 shares of common stock, par value $0.0001, to investors in respect of the transaction described in Note 1 above, for total consideration of $45,000.

As of June 30, 2020, 445,702,721 shares of common stock (out of the 893,699,276 mentioned above) have not been issued yet.

On March 5, 2020 the Company issued 15,000,000 shares of common stock, par value $0.0001, to its legal advisor in respect of legal consulting services, with respect to the Techcare Transaction as well as other legal services, as agreed between the parties, which, as of June 30, 2020, is expected to be provided until June 30, 2021. The Company estimated the fair value of the shares issued based on the share price at the grant date at $4,785 thousand of which $1,340 thousand and $479 thousand were recorded as share based compensation expense in the six and three month periods ended June 30, 2020, respectively, and the remaining was recorded as prepaid share based payment. The prepaid services will be expensed over the attribution period of the remaining legal consulting services. Such expense is included in the Marketing, general and administrative expenses within the condensed consolidated statements of operations and comprehensive loss.

NOTE 7 – STOCK OPTIONS

The following table presents the Company’s stock option activity for employees and directors of the Company for the six months ended June 30, 2020:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31,2019	521,065	0.0011
Granted	-	-
Exercised	-	-
Forfeited or expired	(474,303)	0.0011
Outstanding at June 30,2020	46,762	0.0011
Number of options exercisable at June 30, 2020	46,762	0.0011

NOTE 8 – AGREEMENTS WITH INTELICANNA LTD

On May 31, 2020, the Company entered into a strategic partnership with Intelicanna Ltd., an Israeli medical cannabis company listed on the Tel Aviv Stock Exchange with ticker symbol INTL (“Intelicanna”), via a share exchange agreement and an agreement for future issuance of shares. The share exchange agreement provides that (i) the number of shares each party issues to the other will be calculated by dividing $500,000 by the volume weighted average price (VWAP) of the issuing party’s shares in the three trading days preceding the signing of the agreement, (ii) the issuance by Intelicanna will take place upon, and subject to, receipt of approval from the Tel Aviv Stock Exchange, and the issuance by the Company will follow immediately thereafter, and (iii) the parties may not sell the shares within the first six months after issuance, and thereafter the parties may sell the shares issued to them if the shares become registered through a prospectus approved by the relevant securities authority, or under an exemption provided by applicable securities law, subject to a limit on the number of shares either party may sell per day. The agreement for future issuance of shares provides that a fall in share price of a party, not exceeding 20%, measured six months after issuance of shares by both parties pursuant the share exchange agreement, will be offset by issuance of additional shares to the other party to bring up to $500,000 the total value of the shares issued to the other party.

The features of the shares exchange agreement are considered a derivative and accounted for at fair value. The fair value of these features amounted as of June 30, 2020 to $65,580 which is presented among current liabilities within the Company's condensed consolidated balance sheet. The fair value of such shares exchange agreement was estimated using the Black-Scholes option-pricing model.

The following are the data and assumptions used as of the balance sheet date related to future potential issuance of shares as describe above for potential fall in share price of a party, not exceeding 20%:

Derivative related to Intelicanna's shares	June 30, 2020
Common stock price	0.6
Expected volatility	88.39%
Expected term	6 months
Risk free rate	0.17%
Expected dividend yield	0%

Derivative related to Techcare's shares	June 30, 2020
Common stock price	0.23
Expected volatility	74.99%
Expected term	6 months
Risk free rate	0.17%
Expected dividend yield	0%

Furthermore, on June 25, 2020, the Israeli Subsidiary entered into services agreement with Intelicanna to provide business development and consulting services to Intelicanna, including assistance with raising financing (the “Services Agreement”) (references in this paragraph to the Company include the Israeli Subsidiary). The terms of the Services Agreement include: (1) the Company will, for a period of 18 months, assist Intelicanna to raise up to NIS 15 million for Intelicanna’s working capital purposes, whether through issuance of convertible securities or any other means; all sums raised must be approved in advance by the Company, and in accordance with a business plan presented to the Company from time to time; the Company will have no obligation under the Services Agreement to invest in Intelicanna, and no liability if its efforts to source financing for Intelicanna are unsuccessful; (2) in the event Intelicanna raises funds through assistance from the Company, the Company will be entitled to (i) cash consideration equal to 5% of any amount raised, whether directly from the Company, or from any of its affiliates or any unrelated third party, and (ii) options to acquire a number of shares of Intelicanna equal to 5% of the amount raised divided by the Exercise Price; the “Exercise Price” will be the price per share at which the amount was raised, or if it was not raised through issuance of shares, the price per share at which Intelicanna last raised funds through issuance of shares; and (3) for one or more periods of at least 90 days, each time at Intelicanna’s request which the Company may accept or decline at its discretion, the Company will provide business development and strategy-building services, including: consulting on strategy and business plan; assistance defining financing needs; helping identify ways to develop potential sources of finance; and ongoing consulting support to Intelicanna’s management team and board. Intelicanna will pay the Company a fee of NIS 2,500 per day for such services.

Also on June 25, 2020, to assist Intelicanna raise the first NIS 1 million towards the up to NIS 15 million mentioned in the Services Agreement, the Company and the Israeli Subsidiary entered into an agreement to grant Intelicanna NIS 1 million cash in direct financing for working capital purposes. The financing will bear 6% annual interest and Intelicanna will make additional payments equaling 6% of its gross revenues between the date the financing is received and the date Intelicanna’s aggregate gross revenues thereafter equal NIS 2 million. If the total of the 6% interest plus the additional payments would result in a return of less than 12% in the year to the Company, the interest will be increased to bring the total return to 12%. Every three months Intelicanna must pay the interest, and after 12 months it must repay the capital, plus the total of the additional payments due, plus any outstanding interest, and it must pay interest of 2% per month on any late payments, provided however that until the foregoing obligations are paid in full Intelicanna must pay 50% of its gross revenues to the Company upon receipt. If Intelicanna does not pay all amounts due within 18 months, it shall, at the Company’s option, issue to the Company a number of its shares equal to NIS 1.5 million divided by the lower of (i) VWAP of the three trading days prior to the lapse of the 18 months, and (ii) VWAP of the three trading days prior to the signing of the financing agreement. The financing must be paid by the Company to Intelicanna within 30 days of signing the financing agreement, subject to completion of due diligence to the Company’s satisfaction and to Intelicanna receiving a commercial growing license.

On July 9, 2020 the Company transferred to Intelicanna NIS 500,000 (approximately $145,000) on account of the above loan.

Ilanit Halperin, a director and the Chief Financial Officer of the Company, is also the Chief Financial Officer of Intelicanna.

NOTE 9 – RELATED PARTIES

a)	On November 11, 2014, the Company entered into a consulting agreement with Mr. Yossef De-Levy, then a member of the Company’s Board. Pursuant to the consulting agreement, Mr. De-Levy received a gross monthly amount of NIS 5,000, which was updated on May 31, 2015 to 10,000 (approximately $2,900). The foregoing payment was in addition to, and independent of, the fee that Mr. De-Levy was entitled to receive for continued services as a member of the Board. In March 2019 and April 2019, the Company entered into an amendment to the consulting agreement, according to which the monthly retainer was waived commencing on November 15, 2018, through December 31, 2019. The Company recorded the expense against equity. The consulting agreement was terminated on March 16, 2020 and the monthly retainer from December 31, 2019 was waived.

b)	On December 31, 2015, the Company entered into a consulting agreement with Zvi Yemini, and with his affiliated entity Y.M.Y Industry Ltd. (“YMY”). Zvi Yemini served as Chairman of the Board of Directors until August 13, 2019, and as a board member until November 14, 2019, and as Chief Executive Officer from February 15, 2019 until November 14, 2019. Pursuant to the consulting agreement, Mr. Yemini received a gross monthly amount of NIS 24,000 (approximately $6,200). The foregoing payment was in addition to, and independent of, the fee that Mr. Yemini was entitled to receive for continued services as a member of the Board. On February 22, 2017, the Company signed an amendment to the original agreement with Mr. Yemini and YMY. Pursuant to the amendment, Mr. Yemini’s monthly payment was increased to NIS 45,000 (approximately $13,000) starting February 2017. In March 2019 and April 2019, the Company entered into an amendment to the consulting agreement, according to which the monthly retainer was waived commencing on November 15, 2018 through December 31, 2019. The consulting agreement was terminated on November 14, 2019, which was also the effective date of Zvi Yemeni’s resignation as a director of the Company and of his resignation as an officer of the Company.

c)	On July 31, 2016, the Company entered into a consulting agreement with Mr. Oren Traistman, who was a member of the Board until February 27, 2020, including Chairman of the Board from August 13, 2019, and principal executive officer from November 14, 2019 until February 27, 2020. Pursuant to the consulting agreement, Mr. Traistman received a gross monthly amount of NIS 10,000 (approximately $2,900). In March 2019 and April 2019, the Company entered into an amendment to the consulting agreement, according to which the monthly retainer was waived commencing on November 15, 2018 through December 31, 2019. The consulting agreement was terminated on March 16, 2020 and the monthly retainer from December 31, 2019 was waived.

d)	On December 31, 2017, the Company entered into a consulting agreement with Mr. Ran Tuttnauer, a member of the advisory Board. Pursuant to the consulting agreement, Mr. Tuttnauer received a gross monthly amount of $2,000. In March 2019, the Company entered into an amendment to the consulting agreement, pursuant to which the monthly retainer was waived commencing on November 15, 2018. In April 2019 the consulting agreement was terminated.

e)	On April 28, 2019, the Company entered into a form of Securities Purchase Agreement with each of Y.M.Y. Industry Ltd. (“YMY”), Traistman Radziejewski Fundacja Ltd. (“TRF”) and Microdel Ltd. (together with YMY and TRF, the “Investors”) relating to an offering of an aggregate of 1,229,508 shares of the Company’s common stock at a purchase price of $0.183 per share for aggregate gross proceeds of approximately $225,000. In addition, the Company granted the Investors an option, for a period of twelve months, to purchase up to an additional 375,001 shares of common stock at a price per share of $0.60, for additional aggregate consideration of $225,000. The closing of the offering took place on April 29, 2019. Such option expired during the second quarter of 2020.

f)	On August 20, 2019, the Company entered into an additional form of securities purchase agreement with YMY and TRF, relating to an offering of an aggregate of 8,275,862 shares of the Company’s newly designated Series A Convertible Preferred Stock at a purchase price of $0.029 per share for aggregate gross proceeds of approximately $240,000. In addition, the Company granted YMY and TRF an option, for a period of twelve months, to purchase an additional 400,000 Series A Convertible Preferred Stock, in the aggregate, at a price per share of $0.60, for additional aggregate consideration of $240,000. The closing of the offering took place on August 29, 2019. Such option expired during the second quarter of 2020.

g)	On October 23, 2019, Novomic appointed Idan Traitsman to serve as the Chief Executive Officer of Novomic, effective immediately. In connection with Mr. Traitsman’s appointment, the Company agreed to pay Mr. Traitsman a monthly salary of NIS 10,000 (approximately $2,800) plus VAT. Idan Traistman is the brother of Oren Traistman, who served as a director of the Company until February 27, 2020.

h)	On November 17, 2019, the Company entered into a form of securities purchase agreement with YMY and TRF, relating to an offering of an aggregate of 2,068,966 shares of the Company’s newly designated Series A Convertible Preferred Stock at a purchase price of $0.029 per share for aggregate gross proceeds of approximately $60,000 in 2019 and 931,034 shares of the Company’s newly designated Series A Convertible Preferred Stock at a purchase price of $0.029 per share for aggregate gross proceeds of approximately $27,000 in 2020. In addition, the Company granted YMY and TRF an option, for a period of twelve months, to purchase up to an additional 100,000 Series A Convertible Preferred Stock, in the aggregate, at a price per share of $0.60, for additional aggregate consideration of $60,000 with respect to the 2019 purchase and 45,000 Series A Convertible Preferred Stock, in the aggregate, at a price per share of $0.60, for additional aggregate consideration of $27,000 with respect to the 2020 purchase. Such option expired during the second quarter of 2020.

i)	Commencing February 2020, Ora Meir Soffer, CEO and chairperson of the board, is entitled to a monthly fee of $20,000.

j)	Commencing February 2020, Ilanit Halperin, director, and Ilan Ben-Ishay, director, are each entitled to a monthly fee of $3,500.

k)	Refer also to Note 3 and Note 8 regarding transactions with Nanomedic and Intelicanna, respectively.

NOTE 10 – SUBSEQUENT EVENTS

a)	As mentioned in Note 8 above, on July 9, 2020 the Company transferred to Intelicanna NIS 500,000 on account of the loan disclosed above.

b)

On July 21, 2020, the board of directors of the Company gave approval for the Israeli Subsidiary to work together with certain shareholders of the Company who have been investigating for a long time establishment of a Cannovation Center (cannabis innovation center) in Israel to address the needs of the emerging cannabis, CBD and hemp industry. The board approved for the Israeli Subsidiary to proceed with preparations for entering into an agreement with certain shareholders of the Company pursuant to which (1) the Israeli Subsidiary would hold around 60% of the shares in the Cannovation Center, and certain shareholders of the Company would hold around 40% of the shares; and (2) the Israeli Subsidiary would accept limitations on its rights in the Cannovation Center if and as mandated under Israeli regulations on involvement of foreign entities. The Cannovation Center is in the process of submitting an application to the Israeli Ministry of the Economy for a grant, and is also preparing to apply for licenses from the Medical Cannabis Unit in the Israeli Ministry of Health.

c)

On August 4, 2020, the board of directors of the Company approved for the Company and/or the Israeli Subsidiary (references in this paragraph to the Company include the Israeli Subsidiary) to proceed with preparations for investing in iBOT: Israel Botanicals, an Israeli botanical nutraceutical company. iBOT has a manufacturing facility for a wide range of botanical formulations, and part of its strategy is to combine this with hemp and CBD. The board gave its approval, subject to agreement of definitive terms and receipt of all necessary corporate and other approvals, for a proposed transaction in which (1) the Company would have an option to make one or more investments during a period of 12 months in an aggregate amount of up to $1,000,000 (one million US dollars); (2) the investments may be through loans, direct equity purchases, or other means, and would be based on milestones; and (3) iBOT would grant the Company a 25% discount in its next fundraising. In addition, the board approved for the Company to proceed with preparations for entering a services agreement with iBOT pursuant to which the Company would provide consulting and other services to iBOT. iBOT is controlled by an affiliate of the Company.

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

The Company’s new business activity comprises creating value and implementing expansion strategies for growth-stage technology companies. The Company believes the health, wellness, food tech and Israeli medical cannabis fields are demonstrating high growth potential, and is therefore primarily focused on these sectors. The Company aims to empower innovative companies to become global leaders and improve the health and quality of life of as many people as possible worldwide. The Company aims to support local and global expansion of such target companies via an array of services customized to each company’s needs, from assistance with strategic business planning to solving real estate-related and finance issues. The Company offers multistrategy solutions combining strategic marketing, business development, real estate and site management services and financing solutions. By offering such a wide spectrum of services the Company aims to help create an integrated strategy that supports its target companies in achieving their local and global expansion ambitions. The Company seeks to work proactively and collaboratively with the target companies in order to allow them to scale quickly and achieve their milestones. Further detail is provided in the notes to the financial statements.

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

We offer multi-strategy solutions combining strategic marketing, business development, real estate and site management services and financing solutions. Such wide spectrum of services is targeted at helping create an integrated strategy that supports our client companies in achieving their local and global expansion ambitions.

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

Strategy

Multi-Strategy Solutions:

We offer a mix of business development services, site management and real estate support and financing solutions to help our client companies achieve their growth potential.

Potential client companies we review will only receive financing with our assistance after successful completion of due diligence and evaluation of legal, IP, financial, technological, business, equity/collateral secured loans, shares, sales, assets and real estate aspects in order to minimize risk.

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

● Asset and Real Estate - provide solutions for companies’ real estate and sites to support their local and global expansion.

Real Estate:

Provide solutions for companies’ real estate-related needs: whether it is an office space, a lab or a greenhouse, we will assist the company in finding the right real estate at the right place and provide ongoing management services to these assets - all with the aim of enabling our client companies to focus on the core aspects of their business and create value for their shareholders.

Financing:

Assist client companies in finding potential sources of financing for their businesses, whether by connecting them to third party investors or, exceptionally, making an investment ourselves, or both.

Selection Criteria and Process:

Growth stage technology companies in the fields of healthcare and wellness with high growth potential.

Selection Criteria:

● The companies’ technology and IP

● The management team

● Financial model, market strategy and growth potential

● Addressable global market, competition and potential for international partnerships, mergers, and strategic investments

● Capability for providing collateral

● Substantial equity and revenue base

● Public companies – an advantage

The Company intends to initially focus on Israeli companies through its Israeli subsidiary CTGL - CITRINE GLOBAL ISRAEL LTD (company number 516201159) which was incorporated on June 3, 2020.

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

(graphic of potential future structure)

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

In December 2019, a strain of novel coronavirus (COVID-19) causing respiratory illness emerged in the city of Wuhan in the Hubei province of China, and in January 2020, the World Health Organization declared the COVID-19 outbreak a public health emergency. The COVID-19 has spread to many countries and is impacting the markets globally. Many countries, states and municipalities have enacted quarantining regulations which severely limit the ability of people to move and travel, and require non-essential businesses and organizations to close their physical offices. The situation created by COVID-19 worldwide has made it difficult and even impossible to meet with different investors, parties and partners. The Company managed to adapt to the situation and built an alternative plan in a short time. Since it was difficult and even impossible to travel specifically to New York and Europe, and since the Company directors and executives are based in Israel, the Company took the decision to focus on Israel as first step, via its fully-owned subsidiary CTGL - CITRINE GLOBAL ISRAEL LTD (company number 516201159) which was incorporated on June 3, 2020.

CGTL - Citrine Global Israel Ltd

CGTL - Citrine Global Israel Ltd, which is wholly owned by the Company, targets Israeli startups and technology companies, and in particular public companies, in the fields of healthcare, wellness, foodtech and medical cannabis.

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

● Israel is known for its academic research yielding world renowned innovations and Nobel prize winners.

● In addition, the government recognizes the role of the high-tech industry as a main economic catalyst and supports innovations via funding and other models.

● Israel, as small as it may be, has attracted the interest of the world’s major technology companies, some of which have set up R&D centres in Israel.

3 https://apex.aero/2019/05/22/startup-nation-israel-become-silicon-valley

4 ibid.

CGTL - Citrine Global Israel Ltd – Strategy:

CGTL - Citrine Global Israel Ltd offers a unique, independent strategy that covers the whole spectrum of services and financing options to ensure the success of its chosen client companies, combining working capital financing, business escort, technological consulting services, real estate and infrastructure services for companies and a global network of experts and business contacts in the relevant fields.

CTGL - Citrine Global Israel Ltd – Professional Ecosystem:

CTGL - Citrine Global Israel Ltd has a network which includes serial entrepreneurs, leading business people, top scientists, researchers and industry leaders, and this helps it to promote its client companies towards success.

CTGL - Citrine Global Israel Ltd leverages the knowledge and experience of its affiliate Citrine S A L Investment & Holdings Ltd, whose wholly owned subsidiaries Citrine S A L High Tech Ltd and Citrine S A L Biotech Ltd serve as general partners in investment funds that have been operating for years in the Israeli start up market and have long term experience in investing in and promoting many startup companies.

CTGL - Citrine Global Israel Ltd also leverages the knowledge and experience of its affiliates comprising the WealthStone Group, which specializes in real estate and hedge funds, and the Neto Group, which specializes in insurance and financial planning consultancy.

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

CTGL - Citrine Global Israel Ltd Target Market: Regulated Medical Cannabis:

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

● Legal medical cannabis products sales grew 45.7% to $14.9 billion in 2019. This worldwide growth estimate reflects the highest annual growth rate to date. As a result of expected growth ArcView Group has updated their 2024 forecast to $42.7 billion in worldwide legal cannabis sales. 7

● In addition, we see the emergence of the cannabis-enhanced health edibles and drinks market, that is expected to continuously grow by more than 250% by 2021. 8

Facilities and real estate services for the health and medical cannabis industry:

● The healthcare and medical cannabis industry creates attractive opportunities to invest in the industrial real estate sector with a focus on regulated medical-use cannabis facilities.

● Healthcare and medical cannabis companies specifically need infrastructure and assets that are licensed and guarded according to various regulations, involve long-term rentals, and more.

● CTGL – Citrine Global Israel Ltd has built a model adapted to these companies’ needs, covering innovation centers, laboratories, pharmacies, and clinics. The Cannovation Center is an application of this model.

Cannovation Center – a center for cannabis innovation in Israel.

The “Cannovation Center” - Cannabis Innovation Center - in Israel, referred to in Note 10 above, is being designed to address the needs of the emerging cannabis, CBD and hemp industry. It is intended that the Cannovation Center, when built, will demonstrate a unique model of an all-in-one platform including factories for producing cannabis, hemp and CBD products, laboratories, and a logistics and distribution center. It is intended that it will support the cannabis eco-system including cannabis growers, cannabis product developers, researchers and other cannabis businesses, which operate in a field that requires interdisciplinary professional expertise, compliance with a wide set of regulatory demands including IMC-GMP production standards, 24/7 surveillance and security, special recycling procedures, and more. It is intended that the Cannovation Center in Israel will provide solutions for companies in Israel and worldwide, leveraging Israel’s leadership in cannabis innovation and promoting the production and distribution of cannabis, hemp and CBD products for local and global markets. Affiliates of the Company are in the process of obtaining a government grant for the Cannovation Center. The Israeli Government provides grants and subsidies specific to the cannabis industry as part of its strategy for boosting the economy through technological innovation. Israel is a leading source of technological innovation, including in the cannabis industry. It is anticipated that the Company’s Israeli Subsidiary will hold around 60% of the shares in the Cannovation Center. The Cannovation Center venture is a result of years of involvement by affiliates of the Company in the cannabis industry. It is hoped that this will be the first center, to be joined by additional centers around the world.

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

The Company’s primary shareholders

The Company and its wholly-owned subsidiary CTGL - Citrine Global Israel Ltd leverage the knowledge and experience of the Company’s primary shareholders: members of the WealthStone Group, which specializes in real estate and hedge funds; Citrine S A L Investment & Holdings Ltd, which is part of the Wealthstone Group’s private equity activity for investments in the high-tech and biotech sectors; and members of the Neto Group, which specializes in insurance and financial planning consultancy.

The WealthStone Group

The WealthStone Group, which is one of the Company’s primary shareholders and makes its knowledge and experience available to the Company, specializes in alternative investments and operates in various fields with extensive financial knowledge and experience. The WealthStone Group has real estate funds, hedge funds and technology investments funds and manages more than half a billion US dollars in investments in Israel.

The Wealthstone Group introduces private investors to a world of investments which until now was reserved to an exclusive group, to allow investors to benefit from diversified alternative investments, with strong collateral and attractive returns.

The Wealthstone Group has a variety of products with a wide range of investment periods, risk and security levels, so that each investor is matched with the most suitable investment.

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

Wealthstone Real Estate Ltd:

Wealthstone Real Estate Ltd, which is part of the Wealthstone Group, deals with financing and lending for projects in the real estate sector, urban renewal, removal-and-construction, and projects requiring equity and senior debt financing. It is one of the largest companies in Israel for financing renewal projects through limited partnerships in which it serves as a general partner. It is ranked by DUN’S 100 among the leading 100 companies in Israel’s real estate sector. DUN’S 100 is a professional, objective, and reliable guide based on fixed, defined, and measurable criteria according to various market sectors.

Citrine S A L Investment & Holdings Ltd

Citrine S A L Investment & Holdings Ltd, which is one of the Company’s primary shareholders and makes its knowledge and experience available to the Company, is part of Wealthstone’s private equity activity for investments in the high-tech and biotech sectors.

Citrine S A L Investment & Holdings Ltd’s related technology funds, in which its wholly owned subsidiaries serve as general partners, invest in high potential Israeli startup companies that own transformational technologies, leading a unique, independent investment strategy with a professional team and a global network of first-class partners and advisors.

Citrine S A L Investment & Holdings Ltd operates through limited partnerships, in which its wholly owned subsidiaries Citrine S A L High Tech Ltd and Citrine S A L Biotech Ltd serve as general partners, offering a wide array of investment opportunities to private investors, for a range of investment periods.

The funds operate in various fields of technology investment and include:

● Partnerships for investing in high-tech companies.

● Partnerships for investing in biotech companies.

● Partnerships for investing in companies designed for an IPO.

● Along with bringing the financial investment, Citrine S A L Investment & Holdings Ltd provides assistance in building strategies, finding business partners, giving support in financial processes, mergers and acquisitions.

Citrine S AL Investment & Holdings Ltd’s related funds have already invested in several promising Israeli companies including Nicast, NanoMedic, WellBe, Biocep, Improdia, Intelicanna, IBOT, Cannbit, Novomic, Dario, BSP Medical, and ICB Israel-China Fund and more.

The Citrine S A L Investment & Holdings Ltd - ICB Israel-China Fund collaboration targets strategic international and Chinese partners interested in investment in and commercial cooperation with technology companies. Such investment and commercial collaboration includes investment in medical and biomedical companies in order to bring them to China as part of joint ventures.

Additionally, Citrine S A L Investment & Holdings Ltd offers models and investments in partnerships that are designed for institutional investors, foreign investors and designated investment groups.

Neto Financial Planning Insurance Agency Ltd

Neto Financial Planning Insurance Agency Ltd, which is part of the Neto Group, one of the Company’s primary shareholders, and makes its knowledge and experience available to the Company, was founded over 27 years ago and is one of the largest companies in the Israeli private and business financial planning and insurance industry.

Neto Financial Planning Insurance Agency Ltd has thousands of loyal customers, which it has been accompanying for many years, providing financial advisory services in respect of products with a market worth of over $3 billion.

Neto Financial Planning Insurance Agency Ltd is Israel’s largest financial planning private company. DUN’S 100 has ranked Neto Financial Planning Insurance Agency Ltd among the leading 100 companies in Israel’s financial planning sector each year since 2018. Neto Financial Planning Insurance Agency Ltd is the only Israeli broker included in the DUN’S 100 rankings. Neto Financial Planning Insurance Agency Ltd provides holistic (comprehensive) financial planning for thousands of clients across Israel, through a network which includes financial planners who are licensed pension advisors and an administrative and professional support team.

Neto Financial Planning Insurance Agency Ltd’s significant scale and experience enable its clients to benefit from a wide variety of investment opportunities, and services and benefits covering income tax planning and reduction, retirees, wills, medical committees, loans, mortgages, review and analysis of their insurance files, basic insurance, lower costs and access to current and comprehensive knowledge and technologies, for the management of their entire financial lives.

The Neto Group offers financial planning products encompassing the full range of financial needs of every household in Israel, including Neto - Financial Planning, Neto - Financial Protection, Neto - Savings and Investment Portfolios for Retirement Planning and Neto - Alternative Investments.

Neto - Alternative Investments: the Neto Group offers its clients a variety of alternative investments that are not directly sensitive to capital markets swings in Israel and globally. The operations in this area are conducted through the Wealthstone Group (which is owned 50% by Neto), which serves as the Neto Group’s alternative investments arm.

Results of Operations

Revenues

We generated $11 thousand in revenues in the six months ended June 30, 2020 compared to $85 thousand in revenues in the six months ended June 30, 2019. The decrease is mainly attributable to a decrease in the demand for Novomic products and our failure to obtain FDA approval for Novomic products or enter into additional engagements with distributers, and also to us selling 90% of our shares in Novomic and focusing on our new business activity.

Gross Profit

We incurred a gross loss during the six months ended June 30, 2020, of $2 thousand, compared to $33 thousand in the six months ended June 30, 2019.

Research and Development Expenses

Our research and development expenses during the six months ended June 30, 2020 were $18 thousand as compared to $80 thousand, during the six months ended June 30, 2019. The decrease is mainly attributable to decrease in expenses related to the Novomic products as a result of the conclusion of our board of directors that the Company would not be able to successfully commercialize the Novomic products.

Marketing, General and Administrative Expenses

Our marketing, general and administrative expenses during the six months ended June 30, 2020 were $1,757 thousand as compare to $811 thousand during the six months ended June 30, 2019 The increase in our marketing, general and administrative expenses is mainly attributable to the increase in our share based compensation expenses somewhat offset by a decrease in marketing expenses and professional services as a result of the conclusion of our board of directors that the Company would not be able to successfully commercialize the Novomic products.

Net Loss

During the six months ended June 30, 2020 we incurred a net loss of $1,786 thousand. During the six months ended June 30, 2019, we incurred a net loss of $937 thousand. The increase in net loss is mainly attributable to the share based compensation expenses as described above.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2020 reflects total assets of $4,476 thousand, consisting mainly of cash and cash equivalents in the amount of approximately $580 thousand, prepaid share based payment and other current assets of approximately $3,445 thousand and investments valued under the measurement alternative of approximately $450 thousand. As of December 31, 2019, our balance sheet reflects total assets of approximately $257 thousand consisting mainly of cash and cash equivalents in the amount of approximately $18 thousand, inventory in the amount of approximately $35 thousand, other receivables of approximately $19 thousand and property and equipment net, of approximately $156 thousand.

As of June 30, 2020, we had total current liabilities of approximately $630 thousand, consisting mainly of accounts payable and accrued expenses of approximately $175 thousand, commitment to issue shares of approximately $105 thousand, fair value of shares exchange agreement of approximately $66 thousand and fair value of convertible component in convertible loan of approximately $285 thousand. As of December 31, 2019, we had total current liabilities of approximately $360 thousand consisting mainly of accounts payable and accrued expenses of approximately $224 thousand and a note payable of approximately $123 thousand.

As of June 30, 2020, excluding prepaid share based payment of $3,445 thousand to a service provider, we had a negative working capital of approximately $50 thousand, compared to negative working capital of approximately $278 thousand at December 31, 2019. Our total liabilities as of June 30, 2020 were approximately $1,211 thousand, compared to approximately $368 thousand at December 31, 2019.

During the six months ended June 30, 2020, we used approximately $473 thousand of cash in our operating activities. This resulted mainly from an overall net loss of approximately $1,786 thousand, net of an increase in stock-based compensation of approximately $1,340 thousand, fair value adjustment of liability in connection with stock exchange agreement of approximately $66 thousand.

During the six months ended June 30, 2019, we used approximately $690 thousand of cash in our operating activities. This resulted mainly from an overall net loss of approximately $937 thousand, management fee waiver of approximately $145, a decrease in accounts payable and accrued expenses of approximately $75 thousand and an increase in other current assets of approximately $132 thousand.

During the six months ended June 30, 2020, we used approximately $464 thousand of cash in our investing activities. This resulted mainly from subsidiary no longer consolidated of approximately $14 thousand and an investment accounted under the measurement alternative of $450 thousand, as compared to approximately $4 thousand in the same period in the prior year.

During the six months ended June 30, 2020, we provided approximately $1,501 thousand of cash by our financing activities. This resulted mainly from the issued convertible notes and warrants of approximately $1,170 thousand and a commitment to issue shares to related parties of approximately $105 thousand and an issuance of common stock of approximately $72 thousand and loans from related parties of approximately $154 thousand, as compared to approximately $457 thousand in the same period in the prior year.

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

Based on the Company’s evaluation of the effectiveness of its disclosure controls and procedures as of June 30, 2020, the Company’s principal executive officer and the Company’s principal financial officer concluded that the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chairperson and CFO, to allow timely decisions regarding required disclosure.

Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was not effective as of June 30, 2020 as it identified control deficiencies that constituted material weaknesses in the Company’s internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified in the Company’s internal control over financial reporting are described below:

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

Management believes that despite the material weaknesses set forth above, the Company’s consolidated financial statements as of and for the three month period ended June 30, 2020 are fairly stated, in all material respects, in accordance with US GAAP.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2020, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

We have a limited operating history in our new activity.

Following the change of control of the Company in February 2020 the new management embarked on a new primary business activity Our new operations will be subject to many of the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history in a new activity. There can be no assurance that we will achieve profitable operations. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

We may need additional capital to fund our operations.

We have ambitious goals and we may require additional capital to fund expansion of our business. We cannot assure you that we will be able to raise additional capital. If we are able to raise additional capital, we do not know what the terms of any such capital raises would be, and whether they will be on terms acceptable to us. In addition, any future sale of our equity securities would dilute the ownership and control of our current stockholders.

Our plans are dependent upon key individuals and the ability to attract qualified personnel.

In order to execute our business plan, we will be dependent on Ora Meir Soffer, our Chief Executive Officer and Chairperson. The loss of Ms. Meir Soffer could have a material adverse effect upon our business prospects. Moreover, our success also depends on our ability to identify, attract and retain qualified personnel, including officers, directors, advisors, consultants, third party contractors and other partners, to assist with the execution of our business plans. Competition for such personnel is intense, and there can be no assurance that we will be successful in identifying, attracting and retaining such personnel in the future. The failure to succeed in these endeavors would have a material adverse effect on our ability to consummate our business plans.

We rely on knowledge and experience of our primary shareholders.

We rely on our access to knowledge and experience of our primary shareholders, including Citrine S A L Investment & Holdings Ltd, the Wealthstone Group and the Neto Group. If such access is reduced or lost, we may not be able to successfully execute our growth strategies, which could adversely affect our results of operations.

We are exposed to risks relating to equity securities of other companies in which we invest.

We are not primarily engaged in the business of investing, reinvesting, or trading in securities, and we do not hold ourselves out as being engaged in those activities; however, the Company has acquired or is in the process of acquiring securities of certain publicly traded and privately held companies. These investments carry risk of partial or total loss, as with any such investment of this kind. We generally monitor the Company’s investments to keep abreast of the investments and positions, but do not portend to actively trade in these securities and we do not have broker-dealers daily monitoring our investments to take positions in the event of market swings or fluctuations, whether on the upside or downside; hence, these investments bear certain risks of loss or failure to attain maximum gain.

We may be classified as an inadvertent investment company.

We are not primarily engaged in the business of investing, reinvesting, or trading in securities, and we do not hold ourselves out as being engaged in those activities. Under the Investment Company Act of 1940, as amended (the “1940 Act”), however, a company may be deemed an investment company under section 3(a)(1)(C) of the 1940 Act if the value of its investment securities is more than 40% of its total assets (exclusive of government securities and cash items) on a consolidated basis. The Company currently falls below this threshhold but anticipates making a limited number of further investments in future. An inadvertent investment company can avoid being classified as an investment company if it can rely on one of the exclusions under the 1940 Act. One such exclusion, Rule 3a-2 under the 1940 Act, allows an inadvertent investment company a grace period of one year from the earlier of (a) the date on which an issuer owns securities and/or cash having a value exceeding 50% of the issuer’s total assets on either a consolidated or unconsolidated basis and (b) the date on which an issuer owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets (exclusive of government securities and cash items) on an unconsolidated basis. Classification as an investment company under the 1940 Act requires registration with the SEC. If an investment company fails to register, it would have to stop doing almost all business, and its contracts would become voidable. Registration is time consuming and restrictive and would require a restructuring of our operations, and we would be very constrained in the kind of business we could do as a registered investment company. Further, we would become subject to substantial regulation concerning management, operations, transactions with affiliated persons and portfolio composition, and would need to file reports under the 1940 Act regime. The cost of such compliance would result in the Company incurring substantial additional expenses and could result in the complete cessation of our operations, and the failure to register if required would have a materially adverse impact on our ability to conduct our operations.

Trading in our common stock has been limited. Purchasers of our common stock may be unable to sell their shares.

Our common stock is currently quoted on the OTCQB, however trading has been limited. We currently do not meet the initial listing criteria for any major registered securities exchange, including the Nasdaq Stock Market. The OTCQB is a less-recognized market than the foregoing exchanges and is often characterized by low trading volume and significant price fluctuations. These and other factors may impair our stockholders’ ability to sell their shares when they want to and/or could depress our stock price.

ITEM 5. OTHER INFORMATION

The Company was recently informed by Yaron Pitaru, co-founder of the WealthStone Group and a beneficial shareholder of the Company, that he is involved in a dispute with a third party unconnected with the Company regarding the ownership of certain shareholdings. The Company is still reviewing information provided to it by Mr. Pitaru, and will continue to monitor the situation. Based on information reviewed to date, the Company believes the likelihood of this matter materially affecting the Company’s business, or of the Company becoming involved in any legal proceedings in connection with this matter, is low.

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

TechCare Corp.

By:	/s/ Ora Meir Soffer
Ora Meir Soffer
Chairperson of the Board and Chief Executive Officer
(Principal Executive Officer)

Date:	August 14, 2020

By:	/s/ Ilanit Halperin
Ilanit Halperin
Chief Financial Officer and Director
(Principal Financial and Principal Accounting Officer)

Date:	August 14, 2020

