Form 10-Q
period 2020-09-30
CITRINE GLOBAL, CORP.
filed 2020-11-16
CIK 1498067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2020

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 000-55680

CITRINE GLOBAL, CORP.

(Exact Name Of Registrant As Specified In Its Charter)

Delaware	68-0080601
(State of Incorporation)	(I.R.S. Employer Identification No.)

2 Jabotinsky St., Atrium Tower, Ramat Gan, Tel Aviv District, Israel	5250501
(Address of Principal Executive Offices)	(ZIP Code)

+ (972) 73 7600341
Registrant’s Telephone Number, Including Area Code:

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
-	-	-

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

On November 13, 2020, the registrant had 942,568,006 shares of common stock, par value $0.0001 per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CITRINE GLOBAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(U.S. dollars except share and per share data)

	September 30,	December 31,
	2020	2019
Assets
Current Assets
Cash and cash equivalents	294,732	17,636
Inventory	-	34,513
Accounts receivable	-	9,141
Inventory subject to refund	-	2,159
Prepaid share-based payment to a service provider	2,612,960	-
Short-term loan measured at fair value (Note 8)	151,954	-
Other current assets	-	18,522
Total Current assets	3,059,646	81,971

Non-current assets
Right of use asset	-	14,502
Investments valued under the measurement alternative (Notes 3 and 4)	450,000	-
Trading Securities (Note 8)	464,477	-
Long-term deposits	-	4,699
Property and equipment, net	-	155,655
Total non-current assets	914,477	174,856
		256
Total assets	3,974,123	256,827

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued expenses	263,503	223,841
Related parties	105,000	123,494
Fair value of a liability in connection with stock exchange agreement (Note 8)	59,629	-
Convertible component in convertible notes (Note 5)	320,279	-
Deferred Revenue	-	4,998
Current maturities of long-term lease liability	-	7,295
Total current liabilities	748,411	359,628
Non-current liability
Lease liability	-	7,962
Convertible Notes (Note 5)	676,781	-
Total non-current liability	676,781	7,962

Total liabilities	1,425,192	367,590

Redeemable convertible preferred stock
Redeemable convertible Series A preferred stock, par value $0.0001 per share 12,413,794 shares authorized; 0 and 10,344,828 issued and outstanding at September 30, 2020 and December 31, 2019, respectively	-	300,000
Stockholders’ Equity (Deficit) (Note 6)
Preferred stock (excluding redeemable Series A preferred stock), par value $0.0001 per share, 37,586,206 shares authorized at September 30, 2020 and December 31, 2019; none issued and outstanding at September 30, 2020 and December 31, 2019	-	-
Common stock, par value $0.0001 per share, 1,500,000,000 shares authorized; 496,865,285 and 35,449,398 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	49,686	3,545
Additional paid-in capital	15,980,723	10,042,496
Stock to be issued	30,000	30,000
Accumulated deficit	(13,617,314)	(10,602,292)
Accumulated other Comprehensive Income	105,836	115,488
Total stockholders’ equity (deficit)	2,548,931	(410,763)
Total liabilities and stockholders’ equity (deficit)	3,974,123	256,827

The accompanying notes are an integral part of the condensed consolidated financial statements.

CITRINE GLOBAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(U.S. dollars except share and per share data)

	Nine months ended		Three months ended
	September 30		September 30
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)

Revenues	11,372	120,849	-	35,652
Cost of revenues	13,621	150,384	-	32,656
Gross profit	(2,249)	(29,535)	-	2,996
Research and development expenses	(17,586)	(114,511)	-	(34,479)
Marketing, general and administrative expenses	(2,815,282)	(1,177,133)	(1,058,335)	(365,806)
Change in fair value of option liability	-	6,944	-	6,944
Gain from deconsolidation of a subsidiary (Note 4)	52,330	-	-	-
Operating loss	(2,782,787)	(1,314,235)	(1,058,335)	(390,345)
Financing income (expenses), net:
Fair value adjustment of liability in connection with stock exchange agreement (Note 8)	(59,629)	-	5,951	-
Change in fair value of trading securities (Note 8)	(49,809)	-	(49,809)	-
Change in fair value of short-term loan measured at fair value (Note 8)	6,954	-	6,954	-
Change in convertible component in convertible notes (Note 5)	(35,251)	-	(35,251)	-
Other Financing income (expenses), net	(94,500)	(28,020)	(98,980)	(15,314)
Net loss attributable to common stockholders	(3,015,022)	(1,342,255)	(1,229,470)	(405,659)

Loss per common stock (basic and diluted)	(0.01)	(0.04)	(0.00)	(0.01)

Basic weighted average number of shares of common stock outstanding	389,877,347	34,680,182	495,074,789	35,449,398

Comprehensive loss:
Net loss	(3,015,022)	(1,342,255)	(1,229,470)	(405,659)
Other Comprehensive income (expense) attributable to foreign currency translation	(9,652)	15,311	-	5,777
Comprehensive loss	(3,024,674)	(1,326,944)	(1,229,470)	(399,882)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CITRINE GLOBAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

(U.S. dollars, except share and per share data)

	Redeemable convertible preferred stock		Common stock		Additional			Accumulated other	Total
	Number of				paid-in	Stock to be	Accumulate	comprehensive	stockholders’
	Shares	Amount	Stock	Amount	Capital	issued	deficit	Income	equity
BALANCE AT DECEMBER 31, 2018	-	-	33,212,036	3,322	9,329,419	30,000	(8,728,157)	106,870	741,454
CHANGES DURING THE PERIOD OF NINE MONTHS ENDED SEPTEMBER 30, 2019:
Issuance of common stock	-	-	2,237,364	223	457,232	-	-	-	457,455
Option liability	-	-	-	-	(7,707)	-	-	-	(7,707)
Waiver of fee by related party	-	-	-	-	199,237	-	-	-	199,237
Stock-based compensation	-	-	-	-	9,352	-	-	-	9,352
Other Comprehensive Income	-	-	-	-	-	-	-	15,310	15,310
Net loss for the period	-	-	-	-	-	-	(1,342,255)	-	(1,342,255)
BALANCE AT SEPTEMBER 30, 2019 (Unaudited)	-	-	35,449,400	3,545	9,987,533	30,000	(10,070,412)	122,180	72,846

	Redeemable convertible preferred stock		Common stock		Additional			Accumulated other	Total
	Number of				paid-in	Stock to be	Accumulate	comprehensive	stockholders’
	Shares	Amount	Stock	Amount	Capital	issued	deficit	Income	equity
BALANCE AT DECEMBER 31, 2019	10,344,828	300,000	35,449,400	3,545	10,042,496	30,000	(10,602,292)	115,488	(410,763)
CHANGES DURING THE PERIOD OF NINE MONTHS ENDED SEPTEMBER 30, 2020:
Conversion preferred stock to common stock	(10,344,828)	(300,000)	10,344,828	1,034	298,966	-	-	-	300,000
Issuance of common stock	-	-	433,927,587	43,393	28,607	-	-	-	72,000
Issuance of common stock to service provider	-	-	15,000,000	1,500	4,783,500	-	-	-	4,785,000
Waiver of fee by related party	-	-	-	-	11,417	-	-	-	11,417
Other Comprehensive Loss	-	-	-	-	-	-	-	(9,652)	(9,652)
Warrants issued in connection with convertible notes (Note 5)	-	-	-	-	301,665	-	-	-	301,665
Issuance of common stock in exchange investment in marketable securities	-	-	2,143,470	214	514,072	-	-	-	514,286
Net loss for the period	-	-	-	-	-	-	(3,015,022)	-	(3,015,022)
BALANCE AT SEPTEMBER 30, 2020 (Unaudited)	-	-	496,865,285	49,686	15,980,723	30,000	(13,617,314)	105,836	2,548,931

The accompanying notes are an integral part of the condensed consolidated financial statements.

CITRINE GLOBAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(U.S. dollars except)

	Nine months ended
	September 30,
	2020	2019
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(3,015,022)	(1,342,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,664	21,811
Finance expenses, net	2,026	999
Interest with respect to convertible notes	95,857	-
Change in fair value of convertible component in convertible notes	35,251	-
Change in fair value of short-term loan measured at fair value	(6,954)	-
Inventory subject to refund	1,299	43,157
Change in fair value of trading securities	49,809	-
Gain from deconsolidation of a subsidiary	(52,330)	-
Share based payment to a service provider	2,201,100	-
Fair value adjustment of liability in connection with stock exchange agreement (Note 8)	59,629	-
Change in fair value of option liability	-	(6,944)
Management fee waiver	11,417	199,237
Stock-based compensation	-	9,352
Changes in operating assets and liabilities:
Accounts receivable	(5,714)	(16,949)
Net changes in operating leases	(864)	(999)
Related parties	(9,320)	-
Other current assets	(33,302)	169,200
Inventory	6,789	68,362
Accounts payable and accrued expenses	45,254	(82,609)
Deferred Revenue	(4,998)	-
Refund liability	-	(74,994)
Severance payment, net	-	(22,791)
Net cash used in operating activities	(613,409)	(1,035,423)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment		(3,888)
Net cash outflow from deconsolidation of a subsidiary (Appendix A)	(13,810)	-
Investment valued under the measurement alternative (Note 3)	(450,000)	-
Short-term loan (Note 8)	(145,000)
Long-term deposit		603
Net cash provided by (used in) investing activities	(608,810)	(3,285)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties’ loans	154,341	-
Proceeds from issuance of common stock	72,000	698,585
Commitment to issue shares to related parties	105,000	-
Proceeds from the issued convertible notes and warrants	1,170,000	-
Net cash provided by financing activities	1,501,341	698,585

Effect of exchange rates on cash and cash equivalents	(2,026)	(8,901)

Net increase (decrease) in cash and cash equivalents	277,096	(349,024)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	17,636	474,715

CASH AND CASH EQUIVALENTS AT END OF PERIOD	294,732	125,691

The accompanying notes are an integral part of the condensed consolidated financial statement

CITRINE GLOBAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars except)

	Nine months ended
	September 30,
	2020	2019
	(Unaudited)
Supplemental disclosure of cash flow information:
Non cash transactions:
Conversion preferred stock to common stock	300,000	-
Issuance of common stock in exchange investment in trade securities	514,286	-
Appendix A - Net cash outflow from deconsolidation of a subsidiary
Working capital (excluding cash and cash equivalents), net	(217,111)	-
Long term assets	155,988	-
Long term liabilities	(5,017)	-
Gain from deconsolidation of a subsidiary	52,330	-
	(13,810)

CITRINE GLOBAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - GENERAL

Citrine Global, Corp. (“Citrine Global” or the “Company”) (which changed its name from TechCare Corp. effective August 26, 2020) was incorporated under the laws of the State of Delaware on May 26, 2010. The Company’s common stock is traded in the United States on the OTCQB market under the ticker symbol “CTGL.”

As reported in the Company’s annual report on Form 10-K for the year ended December 31, 2019, the Company’s board of directors explored during 2019 strategic alternatives to enhance stockholder value, which the Company had previously reported might include future acquisitions, a merger with another company, the sale of the Company, or a potential sale of certain assets, including the Company’s then wholly-owned subsidiary Novomic Ltd. (“Novomic”), a technology company engaged in the design, development, and commercialization of unique proprietary and patented delivery platform utilizing vaporization of various natural compounds for multiple health, beauty and wellness applications.

As of December 31, 2019, the Company had incurred accumulated losses of approximately $10.6 million, and based on the projected cash flows, and Company’s cash balance, the Company’s management was of the opinion that without further fundraising, it would not have sufficient resources to enable it to continue advancing its activities, including the development, manufacturing, and marketing of its products, which cast substantial doubt on the entity’s ability to continue as a going concern.

On November 21, 2019, in light of the above, and after the board of directors of the Company concluded that the Company would not be able to commercialize any products or secure sufficient financing successfully, the Company entered into a memorandum of understanding with Citrine S A L Investment & Holdings Ltd., which provided for the issuance and sale of a number of shares resulting in Citrine S A L Investment & Holdings Ltd. and/or its designee(s) holding 95% of the fully diluted capital stock of the Company, and the sale by the Company of 90% of its shares in Novomic.

On January 6, 2020, definitive agreements were executed for the sale of 90% of the shares in Novomic to Traistman Radziejewski Fundacja Ltd., which was completed on May 14, 2020, and for the issuance and sale of a number of shares equal after the issuance to 95% of the fully diluted capital stock of the Company to Citrine S A L Investment & Holdings Ltd. and a group of related persons and entities (the “Citrine Global Transaction”). Traistman Radziejewski Fundacja Ltd. is controlled by Oren Traistman, who was a holder of over 5% of the Company’s issued share capital and a director of the Company until February 27, 2020. See additional information in Note 4 below.

On February 23, 2020, the Company entered into an agreement amending and restating the January 6, 2020 agreement concerning the Citrine Global Transaction, which provided for the issuance and sale of the shares in stages. Pursuant to this agreement, on February 27, 2020 and March 5, 2020, 432,996,555 shares of common stock of the Company were issued to Citrine S A L Investment & Holdings Ltd. and its group of related persons and entities, resulting in a change of control of the Company. The amended and restated agreement provided for the issuance of 893,699,276 shares of common stock in total in consideration for $150 thousand, however, the Company was unable to complete the issuance of all these shares at that time because the Company did not have sufficient authorized capital to issue such shares of common stock. The Company’s certificate of incorporation was amended on May 14, 2020, increasing its authorized share capital by one billion shares of common stock, after filing an information statement on Form 14C.

As of September 30, 2020, the Company received the aforementioned $150 thousand mentioned above. Out of such $150 thousand, an amount of approximately $105 thousand is presented as a current liability within the Company’s condensed consolidated balance sheet as of September 30, 2020, as the shares related to this amount were not yet issued, and legally can be called back by the investors.

On November 12, 2020, the Company issued the remaining shares of common stock (refer also to Note 10 below).

Until May 14, 2020, the date on which the sale of 90% of Novomic’s shares was completed (refer to Note 4 below), the Company continued selling the Novokid® product produced by Novomic both online and physical sales channels, including through its own website. Novomic was not presented as held for sale, although the held-for-sale criteria were met, because the Company concluded that the disposal of 90% of Novomic’s shares is comprised of substantially almost all of the Company’s net assets and operations and since the separate presentation of such a significant portion of the entity’s net assets as a single line item on the balance sheet would not be meaningful to financial statement users.

Also, starting Q1 2020, the Company began its plans for new business activities. The Company’s new business activity comprises creating value and implementing expansion strategies for growth-stage technology companies. The Company believes the health, wellness, food tech and Israeli medical cannabis fields are demonstrating high growth potential, and, therefore, the Company has begun by focusing on these sectors. The Company aims to empower innovative companies to become global leaders and improve the health and quality of life of as many people as possible worldwide. The Company aims to support local and global expansion of such target companies via an array of services customized to each company’s needs, from assistance with strategic business planning to solving real estate-related and finance issues. The Company plans to offer multi-strategy solutions combining strategic marketing, business development, real estate and site management services and financing solutions. By offering such a wide spectrum of services, the Company aims to help create an integrated strategy that supports its target companies in achieving their local and global expansion ambitions. The Company seeks to work proactively and collaboratively with the target companies in order to allow them to scale quickly and achieve their milestones.

As part of this process, the Company established a new Israeli subsidiary, CTGL – Citrine Global Israel Ltd, which was incorporated on June 3, 2020 (the “Israeli Subsidiary”).

On July 21, 2020, the Israeli Subsidiary began to work with certain shareholders of the Company who have been working towards establishing a innovation Center which focuses on the medical cannabis industry, cannabidiol (CBD), hemp, botanical, food supplements and cosmetics products The Company’s board of directors approved for the Israeli Subsidiary to proceed with preparations for entering into an agreement with certain shareholders of the Company pursuant to which (1) the Israeli Subsidiary would hold approximately 60% of the shares in the Cannovation Center, and certain shareholders of the Company would hold approximately 40% of the shares; and (2) the Israeli Subsidiary would accept limitations on its rights in the Cannovation Center if and as mandated under Israeli regulations on the involvement of foreign entities.

As part of this process, the Israeli Subsidiary established a new Israeli subsidiary Cannovation Center Israel Ltd, which was incorporated on August 20, 2020 (the “Cannovation Center”) and the Company’s Israeli Subsidiary holds 60% of the shares in the Cannovation Center.

Based on the Company’s current cash balances, capital raised during the nine months ended September 30, 2020 and the irrevocable letter it has received (as further noted below), the Company has sufficient funds for its plans for the next twelve months from the issuance of these financial statements. As the Company is embarking on its new activity as detailed herein, it is incurring losses. It cannot determine with reasonable certainty when and if it will have sustainable profits.

Citrine S A L Investment & Holdings Ltd., on behalf of itself and its affiliates and related parties, has furnished the Company with an irrevocable letter of obligation to financially support the Company until December 31, 2021 that will allow it to be operational as planned and budgeted through this period.

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (SARS-CoV-2) to be a global pandemic (COVID-19), which continues to spread throughout the world. The COVID-19 pandemic is having significant effects on global markets, supply chains, businesses, and communities. Specific to the Company, COVID-19 may impact various parts of its 2020 plans, operations and financial results, including but not limited to difficulties in obtaining additional financing. The Company believes it is taking appropriate actions to mitigate the negative impact, including by focusing its activities initially only within the country of Israel. However, the full impact of COVID-19 is unknown and cannot be reasonably estimated as these events are still developing.

On May 26, 2020, the board of directors of the Company appointed Ms. Ilanit Halperin as Chief Financial Officer of the Company, replacing Mr. Zviel Gedalihou, effective from May 27, 2020. The board of directors also appointed Ms. Halperin as Chief Financial Officer of the Company’s wholly-owned Israel subsidiary, effective once incorporated.

While management believes the Company will be successful in its current and planned operating activities, the Company intends to raise capital, through the issuance of equity or debt instruments, from other sources to grow our business and sustain our operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q. In the opinion of management, the financial statements presented herein include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations, and cash flows for the three and nine-month ended September 30, 2020, and 2019. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2020.

Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission (“SEC”). These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on May 11, 2020, for the year ended December 31, 2019

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates include fair value estimates of derivative liabilities discussed in Notes 5 and 8, as well as the estimated service period related to share based payment to the Company’s legal advisor (refer to Note 6). Actual results could differ from those estimates.

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

Trading securities and short-term loan measured at fair value

The Company accounts for its investments in trading securities in accordance with Accounting Standard Codification (“ASC”) No. 320, “Investments—Debt and Equity Securities.” The Company determines the appropriate classification of its investments in trading securities at the time of purchase and re-evaluates the fair value at each balance sheet date. The Company’s trading securities are recorded at fair value on the balance sheet as well as the short-term loan according to the Company’s election (see also Note 8). Changes in fair value of trading securities and short-term loans are recorded in financing income (expenses), net in the consolidated statement of operations. The Company classifies its trading securities as either short-term or long-term based on the Company’s expectations regarding the trading securities sale.

Investments valued under the measurement alternative

The Company’s investments, as described in Notes 3 and 4, are valued under the measurement alternative include equity securities in other proprietary investments for which the Company does not have significant influence, and fair value is not readily determinable. Accounting Standard Update (“ASU”) 2016-01 requires equity securities to be recorded at cost and adjusted to fair value at each reporting period. However, the guidance allows for a measurement alternative, which is to record investments at cost, less impairment, if any, and subsequently adjust for observable price changes of identical or similar investments of the same issuer.

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

Fair value

Fair value of certain of the Company’s financial instruments including cash, accounts receivable, accounts payable, accrued expenses, notes payables, and other accrued liabilities approximate cost because of their short maturities. The Company measures and reports fair value in accordance with (“ASC 820”), “Fair Value Measurements and Disclosure” defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.

Fair value, as defined in ASC 820, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of an asset should reflect its highest and best use by market participants, principal (or most advantageous) markets, and an in-use or an in-exchange valuation premise. The fair value of a liability should reflect the risk of non-performance, which includes, among other things, the Company’s credit risk.

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

Fair value measurements are required to be disclosed by the Level within the fair value hierarchy in which the fair value measurements in their entirety fall. Fair value measurements using significant unobservable inputs (in Level 3 measurements) are subject to expanded disclosure requirements including a reconciliation of the beginning and ending balances, separately presenting changes during the period attributable to the following: (i) total gains or losses for the period (realized and unrealized), segregating those gains or losses included in earnings, and a description of where those gains or losses included in earnings are reported in the statement of income.

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Balance as of September 30, 2020
	Level 1	Level 2	Level 3	Total

Trading Securities (Note 8)	-	464,477	-	464,477
Short-term loan measured at fair value (Note 8)			151,954	151,954
Total assets	-	464,477	151,954	616,431

Liabilities:
Fair value of convertible component in convertible notes (Note 5)	-	-	320,279	320,279
Fair value of a liability in connection with stock exchange agreement (Note 8)	-	-	59,629	59,629
Total liabilities	-	-	379,908	379,908

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments. This guidance replaces the current incurred loss impairment methodology. Under the new guidance, on initial recognition and at each reporting period, an entity is required to recognize an allowance that reflects its current estimate of credit losses expected to be incurred over the life of the financial instrument based on historical experience, current conditions and reasonable and supportable forecasts.

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

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU No. 2018-13”) as part of the FASB’s broader disclosure framework project. ASU No. 2018-13 removes, modifies and adds certain disclosures, providing greater focus on requirements that clearly communicate the most important information to the users of the financial statements with respect to fair value measurements. The adoption of ASU No. 2018-13 as of January 1, 2020 did not have a material impact on the Company’s consolidated financial statements.

NOTE 3 - INVESTMENT VALUED UNDER THE MEASUREMENT ALTERNATIVE

On June 22, 2020, the Company entered into a share purchase agreement with Nanomedic Technologies Ltd., an Israeli private company and a related party as further described below (“Nanomedic”) as part of an A-1 funding round open only to existing Nanomedic shareholders and their affiliates. Nanomedic developed SpinCare™, a system that integrates electrospinning technology into a portable, bedside device, offering immediate wound and burn care treatment. The Company paid $450,000 for A-1 preferred shares of Nanomedic and also received warrants to purchase A-1 preferred shares. Such investment represents a holding of approximately 3.3% in Nanomedic. The round raised approximately $2.2 million in total. Citrine S A L Investment & Holdings Ltd and certain of its partnerships, all affiliates of the Company, were already beneficial shareholders of Nanomedic immediately prior to the A-1 funding round. Ilan Ben-Ishay, a director of the Company was already a beneficial shareholder of Nanomedic immediately prior to the A-1 funding round. Ora Meir Soffer, chairperson and CEO of the Company, was already a director of both Nanomedic and its Israeli parent company Nicast Ltd. immediately prior to the A-1 funding round, and she was also already a beneficial shareholder of Nanomedic immediately prior to the A-1 funding round.

The Company accounts for the investment in Nanomedic in accordance with the provisions of ASC 321, “Investments - Equity Securities”, and elected to use the measurement alternative therein. The investment will be re-measured upon future observable price change(s) in orderly transaction(s) or upon impairment, if any.

NOTE 4 - SALE OF NOVOMIC

As described in Note 1 above, on January 6, 2020, definitive agreements were executed for the sale of 90% of the shares in Novomic to Traistman Radziejewski Fundacja Ltd., which was completed on May 14, 2020. The remaining investment in Novomic (represents 10% holding) is not presented within the Company’s condensed consolidated balance sheet as of September 30, 2020, as it had no significant value as of that date. Starting on the deconsolidation date, the remaining investment in Novomic is accounted as an investment valued under the measurement alternative as described in Note 2 above.

The following table summarizes the assets and liabilities of Novomic as of the deconsolidation date:

Cash and cash equivalents	13,810
Working capital (excluding cash and cash equivalents), net (deficit)	(217,111)
Long term assets	155,988
Long term liabilities	(5,017)
(52,330)
Amounts received	-
GAIN FROM DECONSOLIDATION OF A SUBSIDIARY	$52,330

NOTE 5 – CONVERTIBLE NOTES

On April 1, 2020 the Company entered into a Convertible Note Purchase Agreement (the “CL Agreement”) with Citrine S A L Investment & Holdings Ltd, WealthStone Private Equity Ltd, WealthStone Holdings Ltd, Golden Holdings Neto Ltd, Beezz Home Technologies Ltd, Citrine Biotech 5 LP, Citrine High Tech 6 LP, Citrine High Tech 7 LP, Citrine 8 LP, Citrine 9 LP and Citrine Biotech 10 LP (together, the “Buyer”), all of which are affiliated with the Company. Under the CL Agreement, the Buyer agreed to purchase and the Company agreed to issue and sell, for up to an aggregate principal amount of up to $1,800 thousand, notes convertible into shares of common stock of the Company (the “Notes”), with a drawdown period starting on April 1, 2020 and ending upon the earlier of (i) 6 months thereafter and (ii) the consummation of a public offering by the Company. The CL Agreement provides that the Notes will bear an annual interest rate of six percent (6%) and that the conversion price per share of Common Stock shall equal 85% multiplied by the market price (as defined in the Notes), representing a discount of 15%, and that each Note will mature 18 months following the payment date.

On April 19, 2020 and June 12, 2020, the Company provided draw down notices under the CL Agreement for amounts of $170 thousand and $1 million, respectively, which were received in cash by the Company.

On June 12, 2020, the CL Agreement (hereafter “CL Agreement Amendment”) was amended to provide that for each draw down made by the Company under the CL Agreement, the Buyer shall be entitled to receive two types of warrants: A Warrants and B Warrants, with the A Warrants exercisable at any time between 6 and 12 months after issuance for an exercise price per share equal to 1.25 times the average of the closing prices of the 3 trading days preceding the draw down, and the B Warrants exercisable at any time between 6 and 24 months after issuance for an exercise price per share equal to 1.5 times the average of the closing prices of the 3 trading days preceding the draw down, and that the number of each of the A Warrants and the B Warrants issued will be equal to the draw down amount divided by the average of the closing prices of the 3 trading days preceding the draw down, and that these amended terms will apply in respect of all draw downs, including drawdowns made prior to the date of the amendment.

Conversion feature

In accordance with ASC 815-15-25 the conversion feature was considered an embedded derivative instrument, and is to be recorded at its fair value separately from the convertible notes, within current liabilities in the Company’s balance sheet. The conversion component is then marked to market each reporting period with the resulting gains or losses shown in the statements of operations.

The fair value of the conversion feature (hereafter “Convertible Component”) was estimated using the Monte Carlo Simulation Model to compute the Convertible Component’s fair value of $320,279 and derived service period of 1.2 years. The assumptions used to perform the Monte-Carlo simulation were consistent with those utilized in the Company’s Black-Scholes valuation for stock options, specifically: expected volatility of 101.62%, risk-free interest rate of return of 0.12% and dividend yield of 0.0%.

Warrants

As mentioned above, as part of the June 12, 2020 CL Agreement Amendment, the Company issued the Buyer 5,589,172 A warrants and 5,589,172 B warrants to purchase a total of 11,178,344 shares of common stock of the Company.

The fair value of such warrants as of the drawdowns dates was estimated at $301,665 using the Black-Scholes option-pricing model and is presented within the consolidated statements of changes in shareholders equity (deficit).

The following are the data and assumptions used:

Warrants A
Common stock price	0.21
Expected volatility	65.31%
Expected term	1 years
Risk free rate	0.17%
Expected dividend yield	0%

Warrants B
Common stock price	0.21
Expected volatility	68.73%
Expected term	2 years
Risk free rate	0.19%
Expected dividend yield	0%

Convertible Notes

The drawdowns notices amount, net of the Conversion feature and the Warrants amounts (hereafter “Convertible notes”), is $580,925 as of the agreement date. The convertible notes are accounted for according to the effective interest method.

NOTE 6 – SHAREHOLDERS’ EQUITY

On January 29, 2020, holders of 10,344,828 Redeemable convertible Series A preferred stock, par value $0.0001, converted their shares into shares of common stock, par value $0.0001. See also Note 9 below.

The terms of the transaction for the issuance of 893,699,276 shares of common stock in total are described in Note 1 above. During February and March 2020, the Company issued 432,996,555 shares of common stock, par value $0.0001, to investors in respect of the transaction described in Note 1 above, for a total consideration of $45 thousand, and on November 12, 2020, the Company issued the remaining shares of common stock (refer also to Note 10 below).

On March 5, 2020 the Company issued 15,000,000 shares of common stock to its legal advisor in respect of legal consulting services, with respect to the Citrine Global Transaction as well as other legal services, as agreed between the parties, which, as of September 30, 2020, is expected to be provided until June 30, 2021. The Company estimated the fair value of the shares issued based on the share price at the grant date at $4,785 thousand, of which $2,201 thousand and $861 thousand were recorded as share based compensation expense in the nine and three month periods ended September 30, 2020, respectively, and the remaining was recorded as prepaid share based payment. The prepaid services will be expensed over the attribution period of the remaining legal consulting services. Such expense is included in the Marketing, general and administrative expenses within the condensed consolidated statements of operations and comprehensive loss.

On May 14, 2020 the Company amended its Certificate of Incorporation to reflect the increase of its authorized capital by one billion shares of common stock.

NOTE 7 – STOCK OPTIONS

The following table presents the Company’s stock option activity for employees and directors of the Company for the nine months ended September 30, 2020:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2019	521,065	0.0011
Granted	-	-
Exercised	-	-
Forfeited or expired	(474,303)	0.0011
Outstanding at September 30, 2020	46,762	0.0011
Number of options exercisable at September 30, 2020	46,762	0.0011

NOTE 8 – AGREEMENTS WITH INTELICANNA LTD

On May 31, 2020, the Company entered into a strategic partnership with Intelicanna Ltd., an Israeli medical cannabis company listed on the Tel Aviv Stock Exchange with ticker symbol INTL (“Intelicanna”), via a share exchange agreement and an agreement for future issuance of shares. The share exchange agreement provides that (i) the number of shares each party issues to the other will be calculated by dividing $500 thousand by the volume weighted average price (VWAP) of the issuing party’s shares in the three trading days preceding the signing of the agreement, (ii) the issuance by Intelicanna will take place upon, and subject to, receipt of approval from the Tel Aviv Stock Exchange, and the issuance by the Company will follow immediately thereafter, and (iii) the parties may not sell the shares within the first six months after issuance, and thereafter the parties may sell the shares issued to them if the shares become registered through a prospectus approved by the relevant securities authority, or under an exemption provided by applicable securities law, subject to a limit on the number of shares either party may sell per day. The agreement for future issuance of shares provides that a fall in a share price of a party, not exceeding 20%, measured six months after issuance of shares by both parties pursuant the share exchange agreement, will be offset by the issuance of additional shares to the other party to bring up to $500 thousand the total value of the shares issued to the other party.

The features of the shares exchange agreement are considered a derivative and accounted for at fair value. The fair value of these features amounted as of September 30, 2020 to $59,629, which is presented among current liabilities within the Company’s condensed consolidated balance sheet. The fair value of such shares exchange agreement was estimated using the Black-Scholes option-pricing model.

The following are the data and assumptions used as of the balance sheet date related to future potential issuance of shares as describe above for potential fall in share price of a party, not exceeding 20%:

Derivative related to Intelicanna’s shares	September 30,2020
Common stock price	0.83
Expected volatility	70.99%
Expected term	2 months
Risk free rate	0.11%
Expected dividend yield	0%

Derivative related to Citrine Global’s shares	September 30,2020
Common stock price	0.102
Expected volatility	143.65%
Expected term	2 months
Risk free rate	0.11%
Expected dividend yield	0%

Furthermore, on June 25, 2020, the Israeli Subsidiary entered into a services agreement with Intelicanna to provide business development and consulting services to Intelicanna, including assistance with raising financing (the “Services Agreement”) (references in this paragraph to the Company include the Israeli Subsidiary). The terms of the Services Agreement include: (1) the Company will, for a period of 18 months, assist Intelicanna to raise up to NIS 15 million for Intelicanna’s working capital purposes, whether through issuance of convertible securities or any other means; all sums raised must be approved in advance by the Company, and in accordance with a business plan presented to the Company from time to time; the Company will have no obligation under the Services Agreement to invest in Intelicanna, and no liability if its efforts to source financing for Intelicanna are unsuccessful; (2) in the event Intelicanna raises funds through assistance from the Company, the Company will be entitled to (i) cash consideration equal to 5% of any amount raised, whether directly from the Company, or from any of its affiliates or any unrelated third party, and (ii) options to acquire a number of shares of Intelicanna equal to 5% of the amount raised divided by the Exercise Price; the “Exercise Price” will be the price per share at which the amount was raised, or if it was not raised through issuance of shares, the price per share at which Intelicanna last raised funds through issuance of shares; and (3) for one or more periods of at least 90 days, each time at Intelicanna’s request which the Company may accept or decline at its discretion, the Company will provide business development and strategy-building services, including: consulting on strategy and business plan; assistance defining financing needs; helping identify ways to develop potential sources of finance; and ongoing consulting support to Intelicanna’s management team and board. Intelicanna will pay the Company a fee of NIS 2,500 per day for such services.

Also on June 25, 2020, to assist Intelicanna to raise the first NIS 1 million towards the up to NIS 15 million mentioned in the Services Agreement, the Company and the Israeli Subsidiary entered into an agreement to grant Intelicanna NIS 1 million in cash (approximately USD 290 thousand) in direct financing for working capital purposes. The financing will bear 6% annual interest and Intelicanna will make additional payments equalling 6% of its gross revenues between the date the financing is received and the date Intelicanna’s aggregate gross revenues thereafter equal NIS 2 million. If the total of the 6% interest plus the additional payments would result in a return of less than 12% in the year to the Company, the interest will be increased to bring the total return to 12%. Every three months Intelicanna must pay the interest, and after 12 months, it must repay the capital, plus the total of the additional payments due, plus any outstanding interest, and it must pay interest of 2% per month on any late payments, provided however that until the foregoing obligations are paid in full Intelicanna must pay 50% of its gross revenues to the Company upon receipt. If Intelicanna does not pay all amounts due within 18 months, it shall, at the Company’s option, issue to the Company a number of its shares equal to NIS 1.5 million divided by the lower of (i) VWAP of the three trading days prior to the lapse of the 18 months, and (ii) VWAP of the three trading days prior to the signing of the financing agreement. The financing must be paid by the Company to Intelicanna within 30 days of signing the financing agreement, subject to completion of due diligence to the Company’s satisfaction and to Intelicanna receiving a commercial growing license.

On July 9, 2020, the Company transferred to Intelicanna NIS 500 thousand (approximately $145 thousand) on account of the above loan. The Company elected the fair value option to account for the short-term loan.

Following the strategic partnership the Company entered with Intelicanna, on September 17, 2020 the Company issued to Intelicanna 2,143,470 shares of common stock in exchange for 619,589 of Intelicanna’s ordinary shares. The Company measures its investment in Intelicanna at fair value through profit or loss at level 2. The fair value reflects the value of Intelicanna’s stock price less discounts for lack of marketability since the parties may not sell the shares within the first six months after issuance. During the period, the change in traded securities’ fair value was in the amount of approximately $50 thousand.

Ilanit Halperin, a director and the Chief Financial Officer of the Company, is also the Chief Financial Officer of Intelicanna.

NOTE 9 – RELATED PARTIES

a.	On November 11, 2014, the Company entered into a consulting agreement with Mr. Yossef De-Levy, then a member of the Company’s Board. Pursuant to the consulting agreement, Mr. De-Levy received a gross monthly amount of NIS 5,000, which was updated on May 31, 2015, to NIS 10,000 (approximately $2,900). The foregoing payment was in addition to, and independent of, the fee that Mr. De-Levy was entitled to receive for continued services as a member of the Board. In March 2019 and April 2019, the Company entered into an amendment to the consulting agreement, according to which the monthly retainer was waived commencing on November 15, 2018, through December 31, 2019. The Company recorded the expense against equity. The consulting agreement was terminated on March 16, 2020, and the monthly retainer from December 31, 2019, was waived.

b.	On December 31, 2015, the Company entered into a consulting agreement with Zvi Yemini and with his affiliated entity Y.M.Y Industry Ltd. (“YMY”). Zvi Yemini served as Chairman of the Board of Directors until August 13, 2019, and as a board member until November 14, 2019, and as Chief Executive Officer from February 15, 2019, until November 14, 2019. Pursuant to the consulting agreement, Mr. Yemini received a gross monthly amount of NIS 24,000 (approximately $6,200). The foregoing payment was in addition to, and independent of, the fee that Mr. Yemini was entitled to receive for continued services as a member of the Board. On February 22, 2017, the Company signed an amendment to the original agreement with Mr. Yemini and YMY. Pursuant to the amendment, Mr. Yemini’s monthly payment was increased to NIS 45,000 (approximately $13,000) starting in February 2017. In March 2019 and April 2019, the Company entered into an amendment to the consulting agreement, according to which the monthly retainer was waived commencing on November 15, 2018 through December 31, 2019. The consulting agreement was terminated on November 14, 2019, which was also the effective date of Zvi Yemeni’s resignation as a director of the Company and of his resignation as an officer of the Company.

c.	On July 31, 2016, the Company entered into a consulting agreement with Mr. Oren Traistman, who was a member of the Board until February 27, 2020, including Chairman of the Board from August 13, 2019, and principal executive officer from November 14, 2019 until February 27, 2020. Pursuant to the consulting agreement, Mr. Traistman received a gross monthly amount of NIS 10,000 (approximately $2,900). In March 2019 and April 2019, the Company entered into an amendment to the consulting agreement, according to which the monthly retainer was waived commencing on November 15, 2018 through December 31, 2019. The consulting agreement was terminated on March 16, 2020 and the monthly retainer from December 31, 2019 was waived.

d.	On December 31, 2017, the Company entered into a consulting agreement with Mr. Ran Tuttnauer, a member of the advisory Board. Pursuant to the consulting agreement, Mr. Tuttnauer received a gross monthly amount of $2,000. In March 2019, the Company entered into an amendment to the consulting agreement, pursuant to which the monthly retainer was waived commencing on November 15, 2018. In April 2019 the consulting agreement was terminated.

e.	On April 28, 2019, the Company entered into a form of Securities Purchase Agreement with each of Y.M.Y. Industry Ltd. (“YMY”), Traistman Radziejewski Fundacja Ltd. (“TRF”) and Microdel Ltd. (together with YMY and TRF, the “Investors”) relating to an offering of an aggregate of 1,229,508 shares of the Company’s common stock at a purchase price of $0.183 per share for aggregate gross proceeds of approximately $225,000. In addition, the Company granted the Investors an option, for a period of twelve months, to purchase up to an additional 375,001 shares of common stock at a price per share of $0.60, for additional aggregate consideration of $225,000. The closing of the offering took place on April 29, 2019. Such option expired during the second quarter of 2020.

f.	On August 20, 2019, the Company entered into an additional form of securities purchase agreement with YMY and TRF, relating to an offering of an aggregate of 8,275,862 shares of the Company’s newly designated Series A Convertible Preferred Stock at a purchase price of $0.029 per share for aggregate gross proceeds of approximately $240,000. In addition, the Company granted YMY and TRF an option, for a period of twelve months, to purchase an additional 400,000 Series A Convertible Preferred Stock, in the aggregate, at a price per share of $0.60, for additional aggregate consideration of $240,000. The closing of the offering took place on August 29, 2019. Such option expired during the second quarter of 2020.

g.	On October 23, 2019, Novomic appointed Idan Traitsman to serve as the Chief Executive Officer of Novomic, effective immediately. In connection with Mr. Traitsman’s appointment, the Company agreed to pay Mr. Traitsman a monthly salary of NIS 10,000 (approximately $2,800) plus VAT. Idan Traistman is the brother of Oren Traistman, who served as a director of the Company until February 27, 2020.

h.	On November 17, 2019, the Company entered into a form of securities purchase agreement with YMY and TRF, relating to an offering of an aggregate of 2,068,966 shares of the Company’s newly designated Series A Convertible Preferred Stock at a purchase price of $0.029 per share for aggregate gross proceeds of approximately $60,000 in 2019 and 931,034 shares of the Company’s newly designated Series A Convertible Preferred Stock at a purchase price of $0.029 per share for aggregate gross proceeds of approximately $27,000 in 2020. In addition, the Company granted YMY and TRF an option, for a period of twelve months, to purchase up to an additional 100,000 Series A Convertible Preferred Stock, in the aggregate, at a price per share of $0.60, for additional aggregate consideration of $60,000 with respect to the 2019 purchase and 45,000 Series A Convertible Preferred Stock, in the aggregate, at a price per share of $0.60, for additional aggregate consideration of $27,000 with respect to the 2020 purchase. Such option expired during the second quarter of 2020.

i.	Commencing February 2020, Ora Elharar Soffer, CEO and chairperson of the board, is entitled to a monthly fee of $20,000.

j.	Commencing February 2020, Ilanit Halperin, director, and Ilan Ben-Ishay, director, are each entitled to a monthly fee of $3,500.

k.	Refer also to Note 3 and Note 8 regarding transactions with Nanomedic and Intelicanna, respectively.

l.	Refer also to Note 1 regarding establishment of a Cannovation Center.

m.	On August 4, 2020, the board of directors of the Company approved for the Company and/or the Israeli Subsidiary (references in this paragraph to the Company include the Israeli Subsidiary) to proceed with preparations for investing in iBOT: Israel Botanicals, an Israeli botanical nutraceutical company. iBOT has a manufacturing facility for a wide range of botanical formulations, and part of its strategy is to combine this with hemp and CBD. The board gave its approval, subject to agreement of definitive terms and receipt of all necessary corporate and other approvals, for a proposed transaction in which (1) the Company would have an option to make one or more investments during a period of 12 months in an aggregate amount of up to $1 million (one million US dollars); (2) the investments may be through loans, direct equity purchases, or other means, and would be based on milestones; and (3) iBOT would grant the Company a 25% discount in its next fundraising. In addition, the board approved for the Company to proceed with preparations for entering a services agreement with iBOT pursuant to which the Company would provide consulting and other services to iBOT. iBOT is controlled by an affiliate of the Company.

NOTE 10 – SUBSEQUENT EVENTS

a.	On October 8, 2020, the board of directors of the Company approved a reverse stock split of the Company’s authorized, issued and outstanding shares of common stock, par value $0.0001 per share, at a ratio between 1-for-40 to 1-for-100, subject to the approval of the Company’s stockholders (the “Reverse Stock Split”). The final ratio of the Reverse Stock Split will be determined by the Board at a later date. Since such stock split was not approved yet as of the approval date of these financial statements, it is not reflected in any shares information disclosed within these financial statements.

b.	The Company has recently submitted its formal application to list its common stock on the Nasdaq Capital Market (“Nasdaq”). Any listing of the Company’s common stock on Nasdaq is subject to review by Nasdaq and is also dependent on the Company meeting all of the necessary Nasdaq listing requirements, including, but not limited to, shareholder’s equity requirements, a sufficient price per share and a sufficient number of round lot holders. There is no guarantee that the Company will be successful in obtaining the necessary approvals to list its common stock on Nasdaq.

c.	On November 8, 2020, the board of directors of the company approved an amendment to its certificate of incorporation to remove from its authorized capital stock of the Company the fifty million (50,000,000) shares of undesignated preferred stock, par value $0.0001 per share, subject to the approval of the Company’s stockholders. No shares of preferred stock are currently outstanding, and such removal and cancellation would remove the authority of the board of directors or any authorized committee thereof to provide for the issuance of shares of preferred stock without further approval of the Company’s stockholders.

d.	On November 12, 2020, the Company issued the remaining 445,702,721 shares of common stock pursuant to the terms of the transaction for the issuance of 893,699,276 shares of common stock in total are described in Note 1 above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws, and is subject to the safe-harbor created by such Act and laws. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other variations thereon or comparable terminology. The statements herein and their implications are merely predictions and therefore inherently subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results, performance levels of activity, or our achievements, or industry results to be materially different from those contemplated by the forward-looking statements. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under the heading “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as filed with the Securities and Exchange Commission, or the SEC, on May 11, 2020, and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the six month ended, as filed with the SEC on August 14, 2020. Readers are also urged to carefully review and consider the various disclosures we have made in that report. As used in this quarterly report, the terms “we”, “us”, “our”, the “Company” and “Citrine” mean Citrine Global, Corp. and our wholly-owned subsidiary CTGL -Citrine Global Israel Ltd. unless otherwise indicated or as otherwise required by the context.

Overview and Recent Developments

Our business activity is comprised of creating value and implementing expansion strategies for promising technology industries with global growth potential in the high-tech and biotech fields. Our strategy combines comprehensive solutions that include supportive environments and the provision of, among other things, entrepreneurship and establishment of innovation centers for operations and R&D as well as financing and investment solutions, which includes strategic business development and assistance in building strategy to realize potential. Such wide spectrum of services is targeted at growing developing industries using an integrated strategy.

In accordance with our vision, to assist in the realization and growth of developing industries we believe the health and wellness fields are demonstrating high growth potential and we are therefore primarily focused on these sectors. We choose specific industries in which we have advantage and know-how in order to create eco-systems to empower developing industries become a global success and improve the health and quality of life of as many people as possible worldwide. One of our main tools to achieve this is our Innovation Centers.

Our unique platform of the innovation centers will be for creating ecosystems designed for operation, research and development, and commercialization of innovative technology industries with global growth potential. Each innovation center will focus on an innovative industry and will provide an operational solution that includes manufacturing, research and development, laboratories, clinical trials, a logistics center, distribution, import, export, and more. The companies that will be part of the innovation centers will also benefit from assistance with strategy building, financing, investments and collaborations between entrepreneurs, universities, and companies from all over the world.

The Company provides solutions to companies from Israel, USA, Canada, Europe and around the world through subsidiaries and local teams and professionals in each region in fields it has advantages. Citrine Global, Corp. operates in Israel through its wholly owned subsidiary, “CTGL -Citrine Global Israel Ltd.”, which focuses on Israeli technologies in the fields of health, wellness, food technology and medical cannabis. In Israel we identified the need for innovation centers in the medical cannabis and food technology industries and decided to establish the first centre in the field of cannabis through our subsidiary CTGL -Ctrine global Israel Ltd that owns 60% of “Cannovation Center Israel Ltd.”

Cannovation Center Israel Ltd. focuses on the medical cannabis industry as well as cannabidiol (CBD) and hemp infused products and edibles, botanical products, food supplements and cosmetics and intends to open a center focusing on these types of products and technologies. The planned center will include manufacturing plants, laboratories for QA, research & development, and clinical trial, facilities for recycling, logistics and distribution with import and export services, and more. We are working towards obtaining the support of The Israeli Ministry of Economy, The Israeli Innovation Authority and The Israeli Ministry of Health for the establishment of this innovation center in Israel. We view the Cannovation Center as an Israeli national project which would be a leading operational and research center and integrate partners and companies from Israel and worldwide. Our team, partners and shareholders have proven experience, and a rich network of contacts, in Israel and around the world in the fields of technology, high-tech, biotech, food technology, and medical cannabis, as well as investments, entrepreneurship, real estate, finance, and business and strategic development.

On January 6, 2020, our predecessor company, TechCare Corp., a Delaware corporation (the “TechCare”) and Citrine S A L Investment & Holdings Ltd., a wholly-owned subsidiary of the Company (“Citrine Investment”) entered into a Common Stock Purchase Agreement (the “Citrine Agreement”), which was later amended and restated on February 23, 2020 (the “AR Citrine Agreement”). Pursuant to the AR Citrine Agreement, TechCare agreed to sell Citrine Investment and its group of business partners, up to an aggregate of 893,699,276 shares of TechCare’s common stock, representing approximately 95% of TechCare’s fully diluted capital, in two tranches, with the initial tranche of up to 452,063,196 shares of the TechCare’s common stock to be sold conditioned upon (i) the resignation of the Company’s existing members of its board of directors (the “Board”), consisting of Oren Traistman and Yossef De-Levy, (ii) the appointment of each of Ora Meir Soffer, Ilan Ben Ishay and Ilanit Halperin as members of the Board, and (iii) the transfer of the TechCare’s signatory rights to all Company bank accounts in the name of Citrine Investment’s nominee (collectively, the “Pre-Closing”). In addition, the AR Citrine Agreement provides for the second tranche of up to the remaining number of shares of common stock that will result in Citrine, or its group of business partners, owning 95% of the TechCare’s fully diluted capital stock, to be sold conditioned upon the filing of the Company’s previously approved amendment to its First Amended and Restated Certificate of Incorporation to increase the Company’s authorized capital.

As described herein, since February 2020, the Company has appointed new personnel, entered into a convertible loan and warrants agreement with affiliates, and has completed strategic transactions in respect of Novomic Ltd. (“Novomic”), Nanomedic Ltd, and Intelicanna Ltd. It has also established a wholly owned subsidiary and a 60% owned subsidiary, submitted an application in respect of the Cannovation Center, and recently submitted its formal application to list its common stock on the Nasdaq Capital Market. The Board has approved a reverse stock split and the removal of the undesignated preferred stock from the Company’s authorized capital, all subject to the approval of the Company’s stockholders.

On January 6, 2020, definitive agreements were executed for the sale of 90% of the shares in Novomic to Traistman Radziejewski Fundacja Ltd., which was completed on May 14, 2020, and for the issuance and sale of a number of shares equal after the issuance to 95% of the fully diluted capital stock of the Company to Citrine S A L Investment & Holdings Ltd. and a group of related persons and entities (the “Citrine Global Transaction”). Traistman Radziejewski Fundacja Ltd. is controlled by Oren Traistman, who was a holder of over 5% of the Company’s issued share capital and a director of the Company until February 27, 2020. On February 23, 2020, the Company entered into an agreement amending and restating the January 6, 2020 agreement concerning the Citrine Global Transaction, which provided for the issuance and sale of the shares in stages. Pursuant to this agreement, on February 27, 2020 and March 5, 2020, 432,996,555 shares of common stock of the Company were issued to Citrine S A L Investment & Holdings Ltd. and its group of related persons and entities, resulting in a change of control of the Company. The amended and restated agreement provided for the issuance of 893,699,276 shares of common stock in total in consideration for $150 thousand, however, the Company was unable to complete the issuance of all these shares at that time because the Company did not have sufficient authorized capital to issue such shares of common stock. The Company’s certificate of incorporation was amended on May 14, 2020, increasing its authorized share capital by one billion shares of common stock, after filing an information statement on Form 14C. On November 12, 2020, the remaining 445,702,721 shares of common stock of the Company were issued to Citrine S A L Investment & Holdings Ltd. and its group of related persons and entities.

On April 1, 2020 the Company entered into a Convertible Note Purchase Agreement (the “CL Agreement”) with Citrine S A L Investment & Holdings Ltd, WealthStone Private Equity Ltd, WealthStone Holdings Ltd, Golden Holdings Neto Ltd, Beezz Home Technologies Ltd, Citrine Biotech 5 LP, Citrine High Tech 6 LP, Citrine High Tech 7 LP, Citrine 8 LP, Citrine 9 LP and Citrine Biotech 10 LP (together, the “Buyer”), all of which are affiliated with the Company. Under the CL Agreement, the Buyer agreed to purchase and the Company agreed to issue and sell, for up to an aggregate principal amount of up to $1,800 thousand, notes convertible into shares of common stock of the Company (the “Notes”), with a drawdown period starting on April 1, 2020 and ending upon the earlier of (i) 6 months thereafter and (ii) the consummation of a public offering by the Company. The CL Agreement provides that the Notes will bear an annual interest rate of six percent (6%) and that the conversion price per share of Common Stock shall equal 85% multiplied by the market price (as defined in the Notes), representing a discount of 15%, and that each Note will mature 18 months following the payment date. On April 19, 2020 and June 12, 2020, the Company provided draw down notices under the CL Agreement for amounts of $170 thousand and $1 million, respectively, which were received in cash by the Company. On June 12, 2020, the CL Agreement (hereafter “CL Agreement Amendment”) was amended to provide that for each draw down made by the Company under the CL Agreement, the Buyer shall be entitled to receive two types of warrants: A Warrants and B Warrants, with the A Warrants exercisable at any time between 6 and 12 months after issuance for an exercise price per share equal to 1.25 times the average of the closing prices of the 3 trading days preceding the draw down, and the B Warrants exercisable at any time between 6 and 24 months after issuance for an exercise price per share equal to 1.5 times the average of the closing prices of the 3 trading days preceding the draw down, and that the number of each of the A Warrants and the B Warrants issued will be equal to the draw down amount divided by the average of the closing prices of the 3 trading days preceding the draw down, and that these amended terms will apply in respect of all draw downs, including drawdowns made prior to the date of the amendment.

On May 26, 2020, the board of directors of the Company appointed Ms. Ilanit Halperin as Chief Financial Officer of the Company, replacing Mr. Zviel Gedalihou, effective from May 27, 2020. The board of directors also appointed Ms. Halperin as Chief Financial Officer of the Company’s wholly-owned Israel subsidiary, effective once incorporated.

On May 31, 2020, the Company entered into a strategic partnership with Intelicanna Ltd., an Israeli medical cannabis company listed on the Tel Aviv Stock Exchange with ticker symbol INTL (“Intelicanna”), via a share exchange agreement and an agreement for future issuance of shares. The share exchange agreement provides that (i) the number of shares each party issues to the other will be calculated by dividing $500 thousand by the volume weighted average price (VWAP) of the issuing party’s shares in the three trading days preceding the signing of the agreement, (ii) the issuance by Intelicanna will take place upon, and subject to, receipt of approval from the Tel Aviv Stock Exchange, and the issuance by the Company will follow immediately thereafter, and (iii) the parties may not sell the shares within the first six months after issuance, and thereafter the parties may sell the shares issued to them if the shares become registered through a prospectus approved by the relevant securities authority, or under an exemption provided by applicable securities law, subject to a limit on the number of shares either party may sell per day. The agreement for future issuance of shares provides that a fall in a share price of a party, not exceeding 20%, measured six months after issuance of shares by both parties pursuant the share exchange agreement, will be offset by the issuance of additional shares to the other party to bring up to $500 thousand the total value of the shares issued to the other party.

Furthermore, on June 25, 2020, the Israeli Subsidiary entered into a services agreement with Intelicanna to provide business development and consulting services to Intelicanna, including assistance with raising financing (the “Services Agreement”) (references in this paragraph to the Company include the Israeli Subsidiary). The terms of the Services Agreement include: (1) the Company will, for a period of 18 months, assist Intelicanna to raise up to NIS 15 million for Intelicanna’s working capital purposes, whether through issuance of convertible securities or any other means; all sums raised must be approved in advance by the Company, and in accordance with a business plan presented to the Company from time to time; the Company will have no obligation under the Services Agreement to invest in Intelicanna, and no liability if its efforts to source financing for Intelicanna are unsuccessful; (2) in the event Intelicanna raises funds through assistance from the Company, the Company will be entitled to (i) cash consideration equal to 5% of any amount raised, whether directly from the Company, or from any of its affiliates or any unrelated third party, and (ii) options to acquire a number of shares of Intelicanna equal to 5% of the amount raised divided by the Exercise Price; the “Exercise Price” will be the price per share at which the amount was raised, or if it was not raised through issuance of shares, the price per share at which Intelicanna last raised funds through issuance of shares; and (3) for one or more periods of at least 90 days, each time at Intelicanna’s request which the Company may accept or decline at its discretion, the Company will provide business development and strategy-building services, including: consulting on strategy and business plan; assistance defining financing needs; helping identify ways to develop potential sources of finance; and ongoing consulting support to Intelicanna’s management team and board. Intelicanna will pay the Company a fee of NIS 2,500 per day for such services.

Also on June 25, 2020, to assist Intelicanna to raise the first NIS 1 million towards the up to NIS 15 million mentioned in the Services Agreement, the Company and the Israeli Subsidiary entered into an agreement to grant Intelicanna NIS 1 million in cash (approximately USD 290 thousand) in direct financing for working capital purposes. The financing will bear 6% annual interest and Intelicanna will make additional payments equalling 6% of its gross revenues between the date the financing is received and the date Intelicanna’s aggregate gross revenues thereafter equal NIS 2 million. If the total of the 6% interest plus the additional payments would result in a return of less than 12% in the year to the Company, the interest will be increased to bring the total return to 12%. Every three months Intelicanna must pay the interest, and after 12 months, it must repay the capital, plus the total of the additional payments due, plus any outstanding interest, and it must pay interest of 2% per month on any late payments, provided however that until the foregoing obligations are paid in full Intelicanna must pay 50% of its gross revenues to the Company upon receipt. If Intelicanna does not pay all amounts due within 18 months, it shall, at the Company’s option, issue to the Company a number of its shares equal to NIS 1.5 million divided by the lower of (i) VWAP of the three trading days prior to the lapse of the 18 months, and (ii) VWAP of the three trading days prior to the signing of the financing agreement. The financing must be paid by the Company to Intelicanna within 30 days of signing the financing agreement, subject to completion of due diligence to the Company’s satisfaction and to Intelicanna receiving a commercial growing license.

On July 9, 2020, the Company transferred to Intelicanna NIS 500 thousand (approximately $145 thousand) on account of the above loan. Following the strategic partnership the Company entered with Intelicanna.

On September 17, 2020 the Company issued to Intelicanna 2,143,470 shares of common stock in exchange for 619,589 of Intelicanna’s ordinary shares. Ilanit Halperin, a director and the Chief Financial Officer of the Company, is also the Chief Financial Officer of Intelicanna.

On June 3, 2020 The Company established a new Israeli subsidiary, CTGL – Citrine Global Israel Ltd, (wholly owned subsidiary 100%) (the “Israeli Subsidiary”).

On June 22, 2020, the Company entered into a share purchase agreement with Nanomedic Technologies Ltd., an Israeli private company and a related party as further described below (“Nanomedic”) as part of an A-1 funding round open only to existing Nanomedic shareholders and their affiliates. Nanomedic developed SpinCare™, a system that integrates electrospinning technology into a portable, bedside device, offering immediate wound and burn care treatment. The Company paid $450,000 for A-1 preferred shares of Nanomedic and also received warrants to purchase A-1 preferred shares. Such investment represents a holding of approximately 3.3% in Nanomedic. The round raised approximately $2.2 million in total. Citrine S A L Investment & Holdings Ltd and certain of its partnerships, all affiliates of the Company, were already beneficial shareholders of Nanomedic immediately prior to the A-1 funding round. Ilan Ben-Ishay, a director of the Company was already a beneficial shareholder of Nanomedic immediately prior to the A-1 funding round. Ora Meir Soffer, chairperson and CEO of the Company, was already a director of both Nanomedic and its Israeli parent company Nicast Ltd. immediately prior to the A-1 funding round, and she was also already a beneficial shareholder of Nanomedic immediately prior to the A-1 funding round.

On July 21, 2020, the Israeli Subsidiary began to work with certain shareholders of the Company who have been working towards establishing a innovation Center focuses on the medical cannabis industry , cannabidiol (CBD) , hemp, botanical, food supplements and cosmetics products The Company’s board of directors approved that the Israeli Subsidiary to proceed with preparations for entering into an agreement with certain shareholders of the Company pursuant to which (1) the Israeli Subsidiary would hold approximately 60% of the shares in the Cannovation Center, and certain shareholders of the Company would hold approximately 40% of the shares; and (2) the Israeli Subsidiary would accept limitations on its rights in the Cannovation Center if and as mandated under Israeli regulations on the involvement of foreign entities.

The Cannovation Center has submitted an application to the Israeli Ministry of the Economy for a grant and is also preparing to apply for licenses from the Medical Cannabis Unit in the Israeli Ministry of Health.

As part of this process, the Israeli Subsidiary established a new Israeli subsidiary Cannovation Center Israel Ltd, which was incorporated on August 20, 2020 (the “Cannovation Center”) and the Company’s Israeli Subsidiary holds 60% of the shares in the Cannovation Center.

On August 4, 2020, the board of directors of the Company approved for the Company and/or the Israeli Subsidiary (references in this paragraph to the Company include the Israeli Subsidiary) to proceed with preparations for investing in iBOT: Israel Botanicals, an Israeli botanical nutraceutical company. iBOT has a manufacturing facility for a wide range of botanical formulations, and part of its strategy is to combine this with hemp and CBD. The board gave its approval, subject to agreement of definitive terms and receipt of all necessary corporate and other approvals, for a proposed transaction in which (1) the Company would have an option to make one or more investments during a period of 12 months in an aggregate amount of up to $1 million (one million US dollars); (2) the investments may be through loans, direct equity purchases, or other means, and would be based on milestones; and (3) iBOT would grant the Company a 25% discount in its next fundraising. In addition, the board approved for the Company to proceed with preparations for entering a services agreement with iBOT pursuant to which the Company would provide consulting and other services to iBOT. iBOT is controlled by an affiliate of the Company.

On October 8, 2020, the board of directors of the Company approved a reverse stock split of the Company’s authorized, issued and outstanding shares of common stock, par value $0.0001 per share, at a ratio between 1-for-40 to 1-for-100, subject to the approval of the Company’s stockholders (the “Reverse Stock Split”). The final ratio of the Reverse Stock Split will be determined by the Board at a later date. Since such stock split was not approved yet as of the approval date of these financial statements, it is not reflected in any shares information disclosed within these financial statements.

The Company has recently submitted its formal application to list its common stock on the Nasdaq Capital Market (“Nasdaq”). Any listing of the Company’s common stock on Nasdaq is subject to review by Nasdaq and is also dependent on the Company meeting all of the necessary Nasdaq listing requirements, including, but not limited to, shareholder’s equity requirements, a sufficient price per share and a sufficient number of round lot holders. There is no guarantee that the Company will be successful in obtaining the necessary approvals to list its common stock on Nasdaq.

On November 8, 2020, the board of directors of the company approved an amendment to its certificate of incorporation to remove from its authorized capital stock of the Company the fifty million (50,000,000) shares of undesignated preferred stock, par value $0.0001 per share, subject to the approval of the Company’s stockholders. No shares of preferred stock are currently outstanding, and such removal and cancellation would remove the authority of the board of directors or any authorized committee thereof to provide for the issuance of shares of preferred stock without further approval of the Company’s stockholders.

Results of Operations during the three and nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019

Revenues

During the three months ended September 30, 2020, we did not generate any revenues. During the nine months ended September 30, 2020, we generated $11 thousand in revenues, compared to $36 thousand and $121 thousand in revenues in the three and nine months ended September 30, 2019. The decrease is mainly attributable to a reduction in the sales of Novomic products, that failure to obtain the United States Food and Drug Administration approval for our Novomic products or enter into additional engagements with distributors, and also as a result of our selling 90% of our shares in Novomic and focusing on our new strategy and business activity, and therefore ceasing to consolidate the financial statements of Novomic.

Gross Profit

During the three months ended September 30, 2020, we did not have any gross profit or loss. During the nine months ended September 30, 2020, we incurred a gross loss of $2 thousand, compared to gross losses of $2 thousand and $30 thousand in the three and nine months ended September 30, 2019. The decrease in the gross losses is mainly as a result of our selling 90% of our shares in Novomic and focusing on our new strategy and business activity, and therefore ceasing to consolidate the financial statements of Novomic.

Research and Development Expenses

During the three months ended September 30, 2020, we did not have any research and development expenses. During the nine months ended September 30, 2020, our research and development expenses were $18 thousand as compared to $34 thousand and $115 thousand during the three and nine months ended September 30, 2019. The decrease is mainly attributable to a reduction in expenses related to the Novomic products as a result of the conclusion of our Board that the Company would not be able to successfully commercialize the Novomic products and also to us selling 90% of our shares in Novomic and focusing on our new business activity, and therefore ceasing to consolidate the financial statements of Novomic.

Marketing, General and Administrative Expenses

Our marketing, general, and administrative expenses during the three and nine months ended September 30, 2020, were $1,058 thousand and $2,815 thousand compared to $366 thousand and $1,177 thousand during the three and nine months ended September 30, 2019. The increase in our marketing, general and administrative expenses is mainly attributable to the increase in our share-based compensation expenses, which was partially offset by a decrease in marketing expenses and professional services as a result of the conclusion of our Board that the Company would not be able to successfully commercialize the Novomic products and therefore ceasing to consolidate the financial statements of Novomic.

Net Loss

During the three and nine months ended September 30, 2020, we incurred a net loss of $1,229 thousand and $3,015 thousand. During the three and nine months ended September 30, 2019, we incurred a net loss of $405 thousand and $1,342 thousand. The increase in net loss is mainly attributable to the share based compensation expenses as described above.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2020, reflects total assets of $3,974 thousand, consisting mainly of cash and cash equivalents in the amount of approximately $295 thousand, investment in trading securities of approximately $464 thousand, prepaid share based payment, and other current assets of approximately $2,613 thousand, short-term loan measured at a fair value of approximately $152 thousand and investments valued under the measurement alternative of approximately $450 thousand. As of December 31, 2019, our balance sheet reflects total assets of approximately $257 thousand consisting mainly of cash and cash equivalents in the amount of approximately $18 thousand, inventory of approximately $35 thousand, other current assets of approximately $19 thousand, and property and equipment net, of approximately $156 thousand.

As of September 30, 2020, we had total current liabilities of approximately $748 thousand, consisting mainly of accounts payable and accrued expenses of approximately $263 thousand, commitment to issue shares of approximately $105 thousand, the fair value of shares exchange agreement of approximately $60 thousand and fair value of the convertible component in convertible loan of approximately $320 thousand. As of December 31, 2019, we had total current liabilities of approximately $360 thousand consisting mainly of accounts payable and accrued expenses of approximately $224 thousand and a note payable of approximately $123 thousand.

As of September 30, 2020, excluding prepaid share based payment of $2,613 thousand to a service provider, we had negative working capital of approximately $302 thousand, compared to negative working capital of approximately $278 thousand at December 31, 2019. Our total liabilities as of September 30, 2020 were approximately $1,425 thousand, compared to approximately $368 thousand at December 31, 2019.

During the nine months ended September 30, 2020, we used approximately $613 thousand cash in our operating activities. This resulted mainly from an overall net loss of approximately $3,015 thousand, net of an increase in stock-based compensation of approximately $2,201 thousand, fair value adjustment of liability in connection with stock exchange agreement of approximately $60 thousand, and expenses in respect of convertible loans.

During the nine months ended September 30, 2019, we used approximately $1,035 thousand cash in our operating activities. This resulted mainly from an overall net loss of approximately $1,342 thousand, a management fee waiver of approximately $199 thousand, a decrease in accounts payable and accrued expenses of approximately $82 thousand, and an increase in other current assets of approximately $169 thousand.

During the nine months ended September 30, 2020, we used approximately $608 thousand cash in our investing activities. This resulted mainly from a subsidiary no longer consolidated of approximately $14 thousand and an investment accounted under the measurement alternative of $450 thousand and loans granted of $145 thousand, as compared to approximately $3 thousand in the same period in the prior year.

During the nine months ended September 30, 2020, we provided approximately $1,501 thousand cash by our financing activities. This resulted mainly from the issued convertible notes and warrants of approximately $1,170 thousand and a commitment to issue shares to related parties of approximately $105 thousand and loans from related parties of approximately $154 thousand and issuance of common stock of approximately $72 thousand, as compared to approximately $698 thousand in the same period in the prior year.

The Company has a history of accumulated losses, and its development and execution of its strategy are still uncertain. However, based on the Company’s current cash balances, capital raised by the second quarter of 2020 and the irrevocable letter it has received (as noted below), the Company has sufficient funds for its plans for continuing its new activity in the next twelve months from the issuance of this quarterly report on Form 10-Q.

Citrine S A L Investment & Holdings Ltd., on behalf of itself and its affiliates and related parties, has furnished the Company with an irrevocable letter of obligation to financially support the Company until December 31, 2021, that will allow it to be operational as planned and budgeted through this period.

While management believes the Company will be successful in its current and planned operating activities, the Company intends to raise capital, through the issuance of equity or debt instruments, from other sources to grow our business and sustain our operations.

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

Based on the Company’s evaluation of the effectiveness of its disclosure controls and procedures as of September 30, 2020, the Company’s principal executive officer and the Company’s principal financial officer concluded that the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chairperson and CFO, to allow timely decisions regarding required disclosure.

Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was not effective as of September 30, 2020, as it identified control deficiencies that constituted material weaknesses in the Company’s internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified in the Company’s internal control over financial reporting are described below:

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

The Company’s management will continue to monitor and evaluate the effectiveness of its internal control over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary. The Company’s management is working to completing its remediation in 2020, however, there can be no assurance that this will occur within 2020.

Management believes that despite the material weaknesses set forth above, the Company’s consolidated financial statements as of September 30, 2020, are fairly stated, in all material respects, in accordance with US GAAP.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2020, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On November 12, 2020, the Company filed a Certificate Eliminating Reference to a Series of Shares of Stock from the Certificate of Incorporation (the “Certificate of Elimination”) with the Secretary of State of Delaware effecting the elimination of the Certificate of Designations with respect to Company’s Series A Convertible Preferred Stock. The Certificate of Elimination returns such shares to the status of authorized but unissued shares of the Company’s preferred stock without designation. No shares of Series A Convertible Preferred Stock were outstanding.

Prior to the filing of the Company’s quarterly report for the period ended June 30, 2020, and as reported therein, the Company was informed by Yaron Pitaru, co-founder of the WealthStone Group and a beneficial shareholder of the Company, that he was involved in a dispute with a third party unconnected with the Company regarding the ownership of certain shareholdings. While the Company continues to believe the likelihood is low of this matter materially affecting the Company’s business, or of the Company becoming involved in any legal proceedings in connection with this matter, the Company is continuing to monitor the situation.

ITEM 6. EXHIBITS

(a) The following documents are filed as exhibits to this report on Form 10-Q or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit No.	Description
3.1*	Certificate of Elimination of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Company
3.2*	Composite Copy of the Company’s Certificate of Incorporation as amended on May 14, 2020 and June 24, 2020
4.1*	Amendment dated June 12, 2020 to Convertible Note dated April 1, 2020 (Series A Warrants and Series B Warrants)
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.1*	The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in XBRL (eXtensible Business Reporting Language): (i) the Interim Condensed Consolidated Balance Sheets, (ii) the Interim Condensed Consolidated Statements of Operations, (iii) the Interim Condensed Consolidated Statements of Comprehensive Loss, (iv) the Interim Condensed Statements of Changes in Equity, (v) the Interim Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Interim Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

Citrine Global, Corp.

By:	/s/ Ora Elharar Soffer
Ora Elharar Soffer
Chairperson of the Board and Chief Executive Officer
(Principal Executive Officer)

Date:	November 16, 2020

By:	/s/ Ilanit Halperin
Ilanit Halperin
Chief Financial Officer and Director
(Principal Financial and Principal Accounting Officer)

Date:	November 16, 2020

