Form 10-K
period 2020-12-31
CITRINE GLOBAL, CORP.
filed 2021-04-15
CIK 1498067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Securities registered pursuant to section 12(g) of the Act:

(Title of class)

Common Stock, $0.0001 per share

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

On June 30, 2020, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $113 million based on the closing price of $0.23 per share of the Registrant’s common stock on June 30, 2020.

The registrant had 942,568,006 shares of common stock outstanding as of March 31, 2021.

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

Our financial statements are stated in United States dollars, or US$, and are prepared in accordance with United States generally accepted accounting principles, or GAAP. In this Annual Report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to the shares of our common stock. As used in this Annual Report, the terms “we,” “us,” “our,” “Citrine Global,” the “Company” and the “Registrant” mean Citrine Global, Corp. and its subsidiaries unless the context clearly requires otherwise.

PART I

ITEM 1. BUSINESS

Corporate History and Background

Our business activity is comprised of developing Israeli technologies and solutions and bringing them to global markets. We believe in the health, wellness, food-tech, botanicals, and medical cannabis industries that demonstrate high growth potential and focus on these markets.

Our headquarters, directors, and executive officers are all based in Israel, where we operate via our wholly-owned subsidiary, CTGL - Citrine Global Israel Ltd. (“Citrine Global Israel”).

We have developed a unique platform of operational innovation centers (each, an “Operational Innovation Center”) that create eco-systems for the health, wellness, botanicals, and medical cannabis industries. Our first Operational Innovation Center will be the Cannovation Center Israel (the “Cannovation Center in Israel”), focusing on Israeli health, wellness, botanicals, and medical cannabis Industries: supported in part by Israeli government grants and benefits.

We have an experienced team and a network of partners that include leading experts with a proven track record in technology, high-tech, biotech, investment, entrepreneurship, real estate, finance, and strategic business development in Israel and worldwide. We plan to operate worldwide through domestic subsidiaries, local teams, partners, and industry experts in each area.

Our vision is to become a global leader in developing Israeli technologies and solutions that improve people’s health and quality of life worldwide.

We created a 5-element approach of multi-strategy solutions to realize our vision:

1.	The 1st Element - Focus on the Israeli Technology Market: Israel, the Startup Nation, is uniquely positioned to be a leading source of technology innovation for global markets. Israel is considered a leader in many high-tech and biotech industries and has a vast and innovative life sciences sector and a cutting-edge medical technology industry. The Israeli technology sector is backed by the Israeli Government, which views technology and innovation as important growth engines for the Israeli economy.

2.

The 2nd Element - Operational Innovation Center Platform for the Health, Wellness, Botanicals and Medical Cannabis Industries: We have developed a unique platform for Operational Innovation Centers to create ecosystems that promote operational scale-up and business growth for the high-growth health, wellness, botanicals, and medical cannabis industries. Our first Operational Innovation Center will be built by Cannovation Center Israel Ltd. (“Cannovation Center Israel Ltd.”), which is 60%-owned by Citrine Global Israel and is backed by Israeli government grants and other benefits. Cannovation Center Israel will focus on building an eco-system for Israeli health, wellness, botanicals & medical cannabis industries. Cannovation Center Israel will include laboratories for botanicals and cannabis research, pharmacological research, product development, preclinical and clinical trials, certified factories for cannabis, health and wellness products, storage, packaging, distribution, import, export, consultancy services, strategy and business development, real estate, asset management solutions and more.

3.	The 3rd Element - Focusing on the Health, Wellness, Botanicals and Medical Cannabis Industries: We believe in the health, wellness, botanicals, and medical cannabis industries which demonstrate high growth potential, and we are primarily focused on these industries.

4.

The 4th Element - Acquiring technologies and developing scientific, research, and commercial collaborations. Develop a unique line of products and cooperation initiatives for joint innovation, research, development, and production under the Cannovation brand in the fields of botanicals, medical cannabis, cannabinoid-based pharmaceutical products, cosmetics, and beverages to bring new products and new technologies to market that will leverage our Company value and create an intellectual property using various business models.

5.	The 5th Element - Creating a Global Network of Offices, Subsidiaries, and Operational Innovation Centers: Our global growth strategy is to create an international network that operates through subsidiary companies, local teams, partners, and Cannovation Operational Innovation Centers.

On January 6, 2020, our predecessor company, TechCare Corp., a Delaware corporation (“TechCare”), and Citrine S A L Investment & Holdings Ltd., an Israeli corporation and a major shareholder of the Company (“Citrine S A L”), and a group of related persons and entities (the “Citrine S A L Group”) entered into a Common Stock Purchase Agreement (the “Citrine S A L Group Agreement”), which was later amended and restated on February 23, 2020 (the “AR Citrine S A L Group Agreement”). Pursuant to the AR Citrine Agreement, TechCare agreed to sell Citrine S A L Group and its group of business partners, up to an aggregate of 893,699,276 shares of TechCare’s common stock, representing approximately 95% of TechCare’s fully diluted capital, in two tranches, with the initial tranche of up to 452,063,196 shares of the TechCare’s common stock to be sold conditioned upon (i) the resignation of the Company’s existing members of its board of directors (the “Board”), consisting of Oren Traistman and Yossef De-Levy, (ii) the appointment of each of Ora Elharar Soffer (formerly Ora Meir Soffer), Ilan Ben Ishay and Ilanit Halperin as members of the Board, and (iii) the transfer of the TechCare’s signatory rights to all Company bank accounts in the name of Citrine S A L Group’s nominee. In addition, the AR Citrine S A L Group Agreement provides for the second tranche of up to the remaining number of shares of common stock that will result in Citrine S A L Group, owning 95% of the TechCare’s fully diluted capital stock, to be sold conditioned upon the filing of the Company’s previously approved amendment to its First Amended and Restated Certificate of Incorporation to increase the Company’s authorized capital.

On January 6, 2020, definitive agreements were executed for the sale of 90% of the shares in Novomic Ltd. (“Novomic”) to Traistman Radziejewski Fundacja Ltd, which was completed on May 14, 2020 (the “Novomic Divestment”), and for the issuance and sale of a number of shares equal after the issuance to 95% of the fully diluted capital stock of the Company to Citrine S A L Group, which was amended on February 23, 2020, to provide for the issuance and sale of the shares in stages (the “Citrine Global Transaction”). Shares of the Company were issued and sold in accordance with this amended agreement to Citrine S A L Group on February 27, 2020, March 5, 2020, and, after the Company amended its Certificate of Incorporation to increase its authorized share capital, on November 11, 2020.

On February 27, 2020, the resignations of all then serving directors became effective, and the appointments of Ora Elharar Soffer, Ilan Ben-Ishay, and Ilanit Halperin as new directors became effective. Zviel Gedalihou was appointed as Chief Financial Officer of the Company on March 17, 2020, and was replaced in that role by Ilanit Halperin on May 27, 2020, and Ora Elharar Soffer was appointed Chief Executive Officer of the Company on May 7, 2020. Doron Birger was appointed as a fourth director on September 3, 2020.

On April 1, 2020, we entered into a Convertible Note Purchase Agreement (the “CL Agreement”) with Citrine S A L, WealthStone Private Equity Ltd, WealthStone Holdings Ltd, Golden Holdings Neto Ltd, Beezz Home Technologies Ltd, Citrine Biotech 5 LP, Citrine High Tech 6 LP, Citrine High Tech 7 LP, Citrine 8 LP, Citrine 9 LP and Citrine Biotech 10 LP (together, the “Buyer”), all of which are affiliated with the Company. Under the CL Agreement, the Buyer agreed to purchase, and the Company agreed to issue and sell, for up to an aggregate principal amount of up to $1,800 thousand, notes convertible into shares of common stock of the Company (the “Notes”), with a drawdown period starting on April 1, 2020, and ending upon the earlier of (i) 6 months thereafter and (ii) the consummation of a public offering by the Company. The CL Agreement provides that the Notes will bear an annual interest rate of six percent (6%) and that the conversion price per share of common stock shall equal 85% multiplied by the market price (as defined in the Notes), representing a discount of 15%, and that each Note will mature 18 months following the payment date. On April 19, 2020 and June 12, 2020, the Company provided draw-down notices under the CL Agreement for amounts of $170 thousand and $1 million, respectively, which were received in cash by the Company. On June 12, 2020, the CL Agreement (hereafter “CL Agreement Amendment”) was amended to provide that for each draw down made by the Company under the CL Agreement, the Buyer shall be entitled to receive two types of warrants: A Warrants and B Warrants, with the A Warrants exercisable at any time between 6 and 12 months after issuance for an exercise price per share equal to 1.25 times the average of the closing prices of the 3 trading days preceding the draw down, and the B Warrants exercisable at any time between 6 and 24 months after issuance for an exercise price per share equal to 1.5 times the average of the closing prices of the 3 trading days preceding the draw down, and that the number of each of the A Warrants and the B Warrants issued will be equal to the draw down amount divided by the average of the closing prices of the 3 trading days preceding the draw down, and that these amended terms will apply in respect of all draw downs, including drawdowns made prior to the date of the amendment. On April 12, 2021, the parties to the CL Agreement amended the agreement, so that (i) the annual interest on the Notes should be changed to nine percent (9%) applicable from January 1, 2021, (ii) the Company shall repay the loans at the time it consummates an investment of at least $5 million in the Company’s securities, and (iii) the exercise prices of each of the A Warrants and B Warrants be modified to $0.10 per share, and the term of the warrants be extended by one (1) year for the A Warrants and B Warrants.

On May 31, 2020, we entered into a strategic partnership with Intelicanna Ltd., an Israeli medical cannabis company listed on the Tel Aviv Stock Exchange with ticker symbol INTL (“Intelicanna”), via a share exchange agreement and an agreement for future issuance of shares. The share exchange agreement provides that (i) the number of shares each party issues to the other will be calculated by dividing $500 thousand by the volume-weighted average price (VWAP) of the issuing party’s shares in the three trading days preceding the signing of the agreement, (ii) the issuance by Intelicanna will take place upon, and subject to, receipt of approval from the Tel Aviv Stock Exchange and the issuance by the Company will follow immediately thereafter, and (iii) the parties may not sell the shares within the first six months after issuance, and thereafter the parties may sell the shares issued to them if the shares become registered through a prospectus approved by the relevant securities authority, or under an exemption provided by applicable securities law, subject to a limit on the number of shares either party may sell per day. The agreement for future issuance of shares provides that a fall in a share price of a party, not exceeding 20%, measured six months after issuance of shares by both parties pursuant to the share exchange agreement, will be offset by the issuance of additional shares to the other party to bring up to $500 thousand the total value of the shares issued to the other party.

Furthermore, on June 25, 2020, Citrine Global Israel has entered into a services agreement with Intelicanna to provide business development and consulting services to Intelicanna, including assistance with raising financing (the “Services Agreement”) (references in this paragraph to the Company include the Israeli Subsidiary). The terms of the Services Agreement include: (1) the Company will, for a period of 18 months, assist Intelicanna to raise up to NIS 15 million for Intelicanna’s working capital purposes, whether through issuance of convertible securities or any other means; all sums raised must be approved in advance by the Company, and in accordance with a business plan presented to the Company from time to time; the Company will have no obligation under the Services Agreement to invest in Intelicanna, and no liability if its efforts to source financing for Intelicanna are unsuccessful; (2) in the event Intelicanna raises funds through assistance from the Company, the Company will be entitled to (i) cash consideration equal to 5% of any amount raised, whether directly from the Company, or from any of its affiliates or any unrelated third party, and (ii) options to acquire a number of shares of Intelicanna equal to 5% of the amount raised divided by the Exercise Price; the “Exercise Price” will be the price per share at which the amount was raised, or if it was not raised through issuance of shares, the price per share at which Intelicanna last raised funds through issuance of shares; and (3) for one or more periods of at least 90 days, each time at Intelicanna’s request which the Company may accept or decline at its discretion, the Company will provide business development and strategy-building services, including: consulting on strategy and business plan; assistance defining financing needs; helping identify ways to develop potential sources of finance; and ongoing consulting support to Intelicanna’s management team and board. Intelicanna will pay the Company a fee of NIS 2,500 per day for such services.

Also on June 25, 2020, to assist Intelicanna to raise the first NIS 1 million, the Company and the Israeli Subsidiary entered into an agreement to grant Intelicanna NIS 1 million in cash (approximately USD 290 thousand) in direct financing for working capital purposes. The financing will bear 6% annual interest and Intelicanna will make additional payments equalling 6% of its gross revenues between the date the financing is received and the date Intelicanna’s aggregate gross revenues thereafter equal NIS 2 million. If the total of the 6% interest plus the additional payments would result in a return of less than 12% in the year to the Company, the interest will be increased to bring the total return to 12%. Every three months Intelicanna must pay the interest, and after 12 months, it must repay the capital, plus the total of the additional payments due, plus any outstanding interest, and it must pay interest of 2% per month on any late payments, provided however that until the foregoing obligations are paid in full Intelicanna must pay 50% of its gross revenues to the Company upon receipt. If Intelicanna does not pay all amounts due within 18 months, it shall, at the Company’s option, issue to the Company a number of its shares equal to NIS 1.5 million divided by the lower of (i) the volume-weighted average price (“VWAP”) of the three trading days prior to the lapse of the 18 months, and (ii) VWAP of the three trading days prior to the signing of the financing agreement. The financing must be paid by the Company to Intelicanna within 30 days of signing the financing agreement, subject to completion of due diligence to the Company’s satisfaction and to Intelicanna receiving a commercial growing license.

On July 9, 2020, we transferred to Intelicanna NIS 500 thousand (approximately $145 thousand) on account of the above loan. On March 31, 2021, Intelicanna repaid the loan with the 12% interest.

On August 4, 2020, the Board of the Company approved for the Company and Citrine Global Israel to proceed with preparations for investing in iBOT Israel Botanicals Ltd., an Israeli botanical nutraceutical company (“iBOT”). iBOT has a manufacturing facility for a wide range of botanical formulations, and part of its strategy is to combine this with hemp and cannabidiol (“CBD”). The Board gave its approval, subject to agreement of definitive terms and receipt of all necessary corporate and other approvals, for a proposed transaction in which (1) the Company would have an option to make one or more investments during a period of 12 months in an aggregate amount of up to $1 million; (2) the investments may be through loans, direct equity purchases, or other means, and would be based on milestones; and (3) iBOT would grant the Company a 25% discount in its next fundraising. In addition, the Board approved for the Company to proceed with preparations for entering a services agreement with iBOT pursuant to which the Company would provide consulting and other services to iBOT. iBOT is controlled by an affiliate of the Company. The Company is still in the process of examining the cooperation with iBOT.

On September 17, 2020 we issued to Intelicanna 2,143,470 shares of common stock in exchange for 619,589 of Intelicanna’s ordinary shares. Ilanit Halperin, a director and the Chief Financial Officer of the Company, is also the Chief Financial Officer of Intelicanna, and Doron Birger, a director of ours, is the chairman of the board of directors of Intelicanna effective April 2021. The lock-up period under the share exchange agreement with respect to the 619,589 Intelicanna’s ordinary shares held by the Company has lapsed in March 2021.

On June 22, 2020, we entered into a share purchase agreement with Nanomedic Technologies Ltd., an Israeli private company and a related party as further described below (“Nanomedic”) as part of A-1 funding round open only to existing Nanomedic shareholders and their affiliates. Nanomedic developed SpinCare, a system that integrates electrospinning technology into a portable bedside device, offering immediate wound and burn care treatment. We paid $450 thousand for A-1 preferred shares of Nanomedic and also received warrants to purchase A-1 preferred shares. Such investment represents a holding of approximately 3.3% in Nanomedic. The round raised approximately $2.2 million in total. Citrine S A L and certain of its partnerships, all affiliates of the Company, were already beneficial shareholders of Nanomedic immediately prior to the A-1 funding round. Ilan Ben-Ishay, a director of the Company, was already a beneficial shareholder of Nanomedic immediately prior to the A-1 funding round. Ora Elharar Soffer, our chairperson and CEO, was already a director of both Nanomedic and its Israeli parent company, Nicast Ltd., immediately prior to the A-1 funding round, and she was also already a beneficial shareholder of Nanomedic immediately prior to the A-1 funding round.

On July 21, 2020, Citrine Global Israel began to work with certain Company shareholders, Beezz Home Technologies Ltd., in which Ora Elharar Soffer, our chairperson and CEO holds shares, and Golden Holdings Neto Ltd., in which Ilan Ben-Ishai, a director of the Company, holds shares, have been working towards establishing an Operational Innovation Center focuses on the medical cannabis industry, CBD, hemp, botanical, food supplements and cosmetics products. Our Board approved Citrine Global Israel to proceed with preparations for entering into an agreement to incorporate a new company, named Cannovation Center Israel Ltd., with Beezz Home Technologies Ltd.and Golden Holdings Neto Ltd., and to accept limitations on Citrine Global Israel’s rights in the Cannovation Center if and as mandated under Israeli regulations on the involvement of foreign entities.

On August 20, 2020, Citrine Global Israel, Beezz Home Technologies Ltd., and Golden Holdings Neto Ltd. incorporated Cannovation Center Israel Ltd. Citrine Global Israel holds 60% of Cannovation Center Israel Ltd.’s shares, while each of Beezz Home Technologies Ltd.and Golden Holdings Neto Ltd. holds 20% of its shares.

On December 30, 2020, the Ministry of the Economy of the Israeli government approved the grant of 10,000 square meters of industrial land in the Yeruham Biopharma Park to Cannovation Center Israel for building the Cannovation Center, that will include factories, laboratories, logistics and a distribution center for the medical cannabis, CBD, hemp and botanicals industries.

On November 22, 2020, certain of the Company’s stockholders representing more than 50% of the Company’s outstanding share capital (the “Majority Consenting Stockholders”) approved an amendment to the Company’s Certificate of Incorporation (the “Reverse Stock Split Certificate of Amendment”) in order to effect a reverse stock split of the Company’s common stock pursuant to a range of between 40-to-1 and 100-to-1 (the “Reverse Stock Split”). Pursuant to the Reverse Stock Split, each forty or one hundred shares of common stock, as shall be determined by the Board at a later time, will be automatically converted, without any further action by the stockholders, into one share of common stock. No fractional shares of common stock will be issued as the result of the Reverse Stock Split. Instead, each stockholder of the Company will be entitled to receive one share of common stock in lieu of the fractional share that would have resulted from the Reverse Stock Split. In addition, the Majority Consenting Stockholders also approved the elimination of the Company’s entire authorized class of fifty million (50,000,000) undesignated preferred stock, thereby reducing the total number of shares of capital stock that the Company may issue from one billion five hundred fifty-thousand (1,550,000,000) shares to one billion five hundred thousand (1,500,000,000) shares, all of which are designated as common stock (the “Certificate of Elimination”). The Certificate of Elimination will be effective upon the filing with the Secretary of the State of Delaware, which was not completed as of the date of this annual report’s filing. The Reverse Stock Split Certificate of Amendment will be effective upon receipt of approval from the Financial Industry Regulatory Authority (“FINRA”) and the filing with the Secretary of the State of Delaware, which both were not completed as of the date of the filing of this annual report.

As of March 31, 2021, the Company has one wholly-owned subsidiary, Citrine Global Israel, a company incorporated in Israel with registration number 516201159, which holds 60% of the share capital of Cannovation Center Israel Ltd., a company incorporated in Israel with registration number 516241270.

*See above detailed description of the Share Purchase Agreements with Intelicanna and Nanomedic.

** See above detailed description about Novomic deal.

Our registered office address in the State of Delaware is c/o Business Filings Incorporated, 108 West 13th St., City of Wilmington, County of Newcastle, Delaware 19801, and the address of our primary executive office is 2 Jabotinsky St., Atrium Tower, Ramat Gan, Tel Aviv District, Israel. Our website address is www.citrine-global.com.

To better align our name with our new business, we changed the name of the Company to Citrine Global, Corp. and the ticker symbol to “CTGL.” These changes became effective on August 26, 2020. Our common stock is traded in the United States on the OTCQB market under the ticker symbol “CTGL.We have applied to list our common stock on the Nasdaq Capital Market. No assurance can be given that our application will be approved or that a trading market will develop.

Description of Business

Our business activity is comprised of developing Israeli technologies and solutions and bringing them to global markets. We believe in the health, wellness, food-tech, botanicals, and medical cannabis industries that demonstrate high growth potential and focus on these markets.

Our headquarters, directors, and executive officers are all based in Israel, where we operate via our wholly-owned subsidiary, Citrine Global Israel.

We have developed a unique Operational Innovation Centers platform that creates eco-systems for the health, wellness, botanicals, and medical cannabis industries. Our first Operational Innovation Center will be the Cannovation Center in Israel, which will focus on Israeli health, wellness, botanicals, and medical cannabis technologies and is supported in part by Israeli government grants and benefits.

We have an experienced team and a network of partners that include leading experts with a proven track record in technology, high-tech, biotech, investment, entrepreneurship, real estate, finance, and strategic business development in Israel and worldwide. We plan to operate worldwide through domestic subsidiaries, local teams, partners, and industry experts in each area.

Our vision is to become a global leader in developing Israeli technologies and solutions that improve people’s health and quality of life worldwide.

We created a 5 element approach of multi-strategy solutions to realize our vision.

The 1st Element: Focus on the Israeli Technology Market

Israeli headquarters, top executives and partners

Our headquarters, top executives and partners are based in Israel, where we operate our 100%-owned-subsidiary, Citrine Global Israel. Our team and partners have a proven track record and expertise in technology, high-tech, biotech, investment, entrepreneurship, real-estate, finance, and strategic business development. We have been operating for many years in the Israeli market and are experienced in creating supportive technology eco-systems having an extensive network of relationships with top scientists, researchers, and industry leaders.

Cannovation Center Israel Supported in part by the Israeli Government

The Israeli government promotes and provides grants to support various technology fields, among them: healthcare, biotech, botanicals, food tech and the medical cannabis industries. The Israeli Government also promotes Multinational Corporations’ R&D centers and a multitude of joint programs and incubators in cooperation with academic institutes and universities. Cannovation Center Israel Ltd. will build our first innovation and operation center focused on health, wellness, botanicals, and medical cannabis industries supported in part by the Israeli government. Cannovation Center Israel Ltd. submitted a detailed plan for building and operating the Cannovation Center Israel. Following a lengthy examination process, it was awarded grants by the Israeli Economic and Industry Ministry in December 2020.

Yeruham is considered a national priority area for investments by the Israeli government. The mayor of Yeruham is leading an initiative to make Yeruham into a Medical Cannabis capital on a global scale. Government support includes allocation of land by auction at a subsidy, building permits, and an “Approved Factory” status entailing subsidies and benefits, reduced long term lease payments for the establishment and expansion of factories, reduced corporate tax.

Israel, dubbed “the Startup Nation”

Israel, dubbed the Startup Nation, is uniquely positioned to be a leading source of technology innovation for global markets. Israel is considered a leader in many areas in the high tech and biotech industries and has a vast and innovative life sciences sector and a cutting-edge medical technology industry. The Israeli technology sector is backed by the Israeli Government, which views technology and innovation as important growth engines of the Israeli economy.

Positioned at the forefront of global innovation, Israel is widely regarded as a leader in developing unique technologies that offer solutions to challenging issues across the world. The presence of multinational corporations in Israel demonstrates the importance of Israeli innovation worldwide. Israel has been considered a global innovation powerhouse for decades with strong scientific research and R&D capabilities.

Israeli companies’ exits demonstrate consistent growth in the past decade, with 1,210 deals totaling $111.29 billion. Israel has a local presence and innovation centers of the world’s leading multinational companies: Microsoft, Motorola, Google, Apple (with three R&D centers), Facebook, Berkshire-Hathaway, Intel, HP, Siemens, GE, IBM, Philips, Lucent, AOL, Cisco, Applied Materials, IBM, J&J, EMC, and Toshiba, Tata, Kodak, Citi bank, and more.

Israel has an advantage in the Life Sciences industry with growth in the number of companies developing technologies for the health and medical cannabis industries. There are currently hundreds of companies researching medical pharma-grade cannabinoid drugs for treating diseases, such as cancer, epilepsy, autism, as well as companies developing solutions for using big data and artificial intelligence (AI) in healthcare, digital health solutions, food tech engineering, and supplements, agritech, and more.

Experts involved in Israel’s booming cannabis industry estimate that Israel has the potential to be a global cannabis hub thanks to a critical mass of scientists and clinicians familiar with and open to medical uses of cannabis, strong biotech industry, and researchers in leading medical institutes and universities and a positive government approach to the medical cannabis industry. The world’s major companies have already begun to express interest in Israeli research in this field.

The 2nd element: caNnovation center israel - Operational Innovation Center

We have developed a unique Operational Innovation Centers platform to promote innovation, operational scale-up, and business growth. Our first Operational Innovation Center will be built in Israel by Cannovation Center Israel Ltd. It will focus on building an ecosystem for Israeli health, wellness, botanicals, and medical cannabis industries.

The innovation and operation center will include laboratories for botanical and cannabis research, plant genetics, pharmacological research, product development and facilities for preclinical and clinical trials, certified factories for cannabis, health and wellness products, storage, packaging, distribution, and consultancy services for strategy and business development.

External and Internal Views of the Plans of Cannovation Center Israel – all images rights reserved to the company. All images are for illustration purposes only and do not bind the company.

Cannovation Center Israel, an Eco-System for Health, Wellness, Botanicals and Medical Cannabis Innovation on a Global Scale

We believe in collaborations and synergies to promote innovation. Cannovation Center Israel was designed and will be built to create an eco-system that will attract partners, market leaders, companies and technologies in the fields of health, wellness, botanicals, and medical cannabis industries from Israel and around the world to become a global center in these fields.

Cannovation Center Israel Divisions and Internal Design

Cannovation Center Israel is designed to be a knowledge hub for cannabis and botanical innovation and a center of attraction for visitors and world-renowned experts from all around the world. Cannovation Center Israel includes 10,000 square meters of land, out of which 5,000 are built factories, laboratories, logistics, distribution, offices, visitor center, training center and more.

The Architect chosen to design Cannovation Center Israel is Mr. Avner Sher, one of Israel’s most respected architects who is also a famous international artist. When designing Cannovation Center Israel, we wanted to create a spectacular unique design. The roof was shaped like a leaf being the recognized brand symbol of Cannovation Center buildings in Israel & worldwide. Cannovation Center Israel will be built in accordance with ecological green principles of saving energy, including solar panels, which are specifically adapted to the environment and weather conditions in Yeruham, Israel. We own the property, which we believe will only grow in value.

Cannovation Center Israel is divided into 3 main areas:

●	Medical cannabis area that is dedicated and adapted to the medical cannabis industry requirements and regulations and includes production, research and development, testing, distribution, and other facilities for medical cannabis products and solutions.

●	Botanical products and solutions area that is dedicated and adapted to the botanical industry’s requirements and regulations and includes production, research and development, testing, distribution, and other facilities for food supplements, cosmetics, beverages and more.

●	Business and offices area , including meeting rooms, consultant’s offices, training center, visitor center, museum, and coffee shops.

Cannovation Center Israel is designed by professionals that specialize in the construction of cannabis, pharma and botanical factories and includes clean rooms and certified factories and laboratories that are compliant with all the required regulations and certifications of the State of Israel and the countries to which export is planned, such as within the EU.

Cannovation Center Israel Manufacturing Plants:

I. Manufacturing Plant for cannabis inflorescence: IMC-GMP licensed medical cannabis automated production lines for packaging inflorescences of different types and origins.

II. Manufacturing Plant for cannabis oil: IMC-GMP licensed medical cannabis automated production lines equipped for extraction, distillation filling & bottling of Cannabis oil.

III. Manufacturing Plant for botanical products: GMP licensed to produce food supplements & botanical formulas composed of plant extracts, minerals, medicinal mushrooms, and other components.

IV. Boutique cosmetics Manufacturing Plant: production lines equipped and GMP licensed to produce selected quantities of natural cosmetic products, including extracts from the cannabis plant, hemp and other botanical components.

V. Boutique beverages Manufacturing Plant: production lines equipped and GMP licensed to produce selected quantities of beverages, including water-soluble extracts from the cannabis plant, hemp, and other botanical components.

VI. Boutique pharmaceutical Manufacturing Plant: production lines equipped and GMP licensed to produce selected quantities of pharma grade medications for pilot and small-scale production of dry granulated and liquid production.

Cannovation Center Israel Laboratories Area:

I. Quality control lab: equipped laboratory for quality control (QC) of raw materials, in-process products, and finished products. The laboratory will also provide regulatory testing and professional consultancy services.

II. Research and development lab: equipped and licensed laboratory for research, product development and testing, including chemical synthesis and application of analytical and bio-analytical methods; research of raw materials and finished products and stability tests; examination of cannabis strains with high genetic quality to ensure high quality and high yield; collaborations with other laboratories and researchers from Israel and worldwide.

III. Preclinical and clinical trial lab: equipped and licensed clinical and preclinical clinical trials performed at the highest medical and pharmacological standards in cooperation with physicians and hospitals.

Cannovation Center Israel Distribution Area:

Licensed distribution area for local and global distribution of medical cannabis and botanical products, including import and export services with all needed approvals and licenses required locally and globally.

The plan is to have import and export to and from Europe, Canada, Japan, Africa, Australia, and any country that will have the relevant regulatory approvals.

Important note: the company does not, and will not, undertake any business activities in the U.S. that are illegal under applicable U.S. federal and state laws or any business activities in any other jurisdiction that are illegal under the laws of such jurisdiction.

Cannovation Center Israel Logistics & Storage Area

Cannovation logistics & storage area will include licensed, controlled, and protected warehouses for storing cannabis raw materials, in-process and finished products and botanical products.

Cannovation Center Israel Management & Consultants Area

The Cannovation management area will include:

●	Management offices;

●	Consultants’ area; which include :

○	Legal, regulatory and insurance advisors.

○	Experts in aggrotech, health, medical cannabis, pharma and more;

○	Business consultants providing strategic business planning, marketing, international sales, operations expertise and more;

●	Meeting rooms at the service of the managing teams, companies, and partners.

The consultancy services range from assistance with strategic business planning to operational execution and financing and cover professional fields related to health, wellness, botanicals, and medical cannabis industries.

Business development consulting services to Cannovation Center companies and partners:

●	Assisting in building strategic analysis, business modeling, sales strategies, brand positioning, process development and milestones for global success;

●	Optimizing product strategies;

●	Assisting in further sales ramp-up;

●	Assisting in building strategy and milestones for global success;

●	Supporting with financial valuations, preliminary negotiations for investment, mergers, IPOs and more;

●	Networking to support access to global markets;

●	Improving operations; and

●	Providing real-estate and asset-management solutions for local and global expansion.

Cannovation Center Israel International Visitor Complex

The Cannovation Center Israel International Visitor Complex will be dedicated to promoting awareness and publicity for the center and will include:

●	A Visitor Center: for hosting groups of visitors, students, tourists. The visitor center will include audio visual presentations of the Cannovation Center, its purpose, mission, and updates.

●	A Training Center: about cannabis and botanicals to novices as well as experts, students, researchers, and more.

●	Coffee Shops and a Museum.

Government Support:

In December 2020, the Israeli Economic and Industry Ministry approved support for establishing the Cannovation Center Israel, the first of its kind, located in Yeruham. The cannabis production facility will be built on an area of 10,000 square meters and will include an approved investment status factory for the production of cannabis products, R&D laboratories, quality assurance, a plant for the production of nutritional supplements and cosmetics combined with CBD and hemp, and storage, packaging, and distribution centers.

Cannovation Center Israel Real-Estate:

The Cannovation Center Israel is a property that includes 10,000 sqm, out of which 5,000 sqm are built and include factories, laboratories, offices, etc. It is owned, built, and managed by Cannovation Center Israel Ltd. Cannovation Center Real Estate Division includes a management company responsible for providing services for the industrial and manufacturing areas, labs, warehouses, offices, commercial areas, and more. The services include rental, sale, maintenance, infrastructure, facilities, regulatory compliance, licensing, and surveillance 24/7 services as required in the botanical and cannabis industries.

Business Model of Cannovation Center Israel:

Cannovation Center Israel’s vision is to bring together the entire cannabis and botanical industry from Israel and worldwide and create a supportive eco-system and a leading operation and research center that promotes scientific research and commercial collaborations between technologies, partners, companies, and academics institutions.

As a global center for botanical and cannabis innovation, it has laboratories and R&D at the highest medical and pharmaceutical standards for research on plant genetics and pharmacological effects, cultivation methods, preclinical & clinical trials, and health and wellness product development.

We intend to do significant research and development activities and to develop a unique line of products under the Cannovation brand in the fields of botanicals, medical cannabis, cannabinoid-based pharmaceutical products, cosmetics and beverages, and more.

Each division of the Israel Cannovation Center will be managed together with selected partners who are experts in their field.

The selection of partners is completed after successful due diligence, covering legal, financial, technological, business, and intellectual property aspects. We are currently in advanced processes with several companies and technologies to take part in Cannovation Center Israel, the details of which will be disclosed when finalized. Expected revenues from Cannovation Center Israel include ownership in center companies, rental of work and research spaces, management fees, consulting fees, and more.

The 3rd element: focus on the health, wellness, botanicals, and medical cannabis industries.

HEALTH & WELLNESS INDUSTRY OVERVIEW AND POTENTIAL

We believe in the health, wellness, botanicals, and medical cannabis industries which demonstrate high growth potential, and we are primarily focused on these industries.

The health and wellness industries are growing consistently creating addressable target markets of trillions of dollars:

●	Botanical ingredients market is expected to reach $225 billion in 2027

●	CBD products market is expected to reach $89 billion in 2026, an annual growth of 52.7%

●	Natural cosmetics market is expected to reach $54 billion in 2027

●	Medical cannabis market is expected to reach $104 billion in 2024

●	Digital health and Biotech are expected to reach $1,028 billion by 2027

The awareness of health and wellness is growing, with an emphasis on preventive medicine and wellbeing solutions and the use of botanicals, food supplements and edibles, and cosmetics infused with CBD and hemp (non-addictive cannabis components), which are beneficial for a variety of health problems, is expanding. In addition, changing consumer behavior and disruptive technologies are enabling the rapid consumerization and personalization of healthcare. There is an evolution from prescription drugs, doctor-administered diagnostics, and medical treatments to a new marketplace centered around people’s well-being as individuals, not patients, enabling and improving ‘quality of life’ in ways that can be seamlessly integrated into their daily routines.

The COVID-19 pandemic has brought attention and budgets to developing solutions to answer market needs for treatment, prevention, and everyday life solutions in this new situation. The fields of health and wellness have been the focus of global attention and even more so since the outbreak of the COVID-19 pandemic.

For these reasons, we decided to focus on health and wellness and particularly on the growing industries of botanicals, medical cannabis, and CBD/hemp industries, and we intend to do so in accordance with current rules and regulations applicable in every country.

Botanicals Industry Overview and Potential

The global botanical ingredients market size was estimated at $131.5 billion in 2019 and is expected to grow at a compound annual growth rate (CAGR) of 7.0% from 2020 to 2027 and reach $225 billion in 2027. The global botanical ingredients market growth is driven by growing awareness towards health and safety in the pharmaceutical, food and beverage industries. Authentic consumption has become a significant food and beverage trend, and people seek non-artificial and natural ingredients. Products such as ginseng, echinacea, Ginkgo Biloba, and garlic are considered as the major selling botanical products and are considered natural remedies for inflammation and infections.

The growth of the market for botanical ingredients is further driven by the ongoing pandemic COVID-19. People looking for strengthening the natural immune system also with vitamins and minerals and moving towards natural colorant-based plant juice products since they provide better and long-lasting protection from virus and bacteria. In addition, botanicals are widely used by people who suffer from diseases related to weight management, clinical nutrition, digestive health (gut health problems), immunity, diabetes, and cardio fitness, either as treatment or prevention.

The cosmetic and personal care segment is also on the rise with companies constantly discovering novel herbal ingredients as people are inclining more towards natural ingredients-based products.

The main applications of botanicals are in the following market segments: Food & Beverages, Dietary Supplements, Cosmetic & Personal Care, and Pharmaceuticals.

Biotech/Healthcare Industry Overview and Potential – Specific Areas

BIOTECH:

The global Biotechnology Market is expected to reach USD 833.34 Billion by 2027 and includes areas such as Nano-biotechnology, DNA Sequencing, Fermentation, PCR Technology, Cell-based Assay, Chromatography, Tissue engineering and Regeneration, and others. The solutions are applied in Agriculture, Industrial Processing, Pharmacy, Bioinformatics, Environment, Bio services and more.

DIGITAL HEALTH:

The emergence and growth of healthcare IT and remote patient monitoring services, coupled with the increasing penetration of smart devices and mobile platforms, apart from favorable government policies, has spurred the growth of this market and it is attracting a lot of investments. Market size would touch $379 billion by 2024, growing at an astounding CAGR of more than 25.9%.

BIG DATA FOR THE HEALTHCARE INDUSTRY

The global big data analytics in the healthcare market is predicted to reach $148.34 billion by 2028, up from $22.43 billion in 2019. Amid the uncertainty of the Covid-19 pandemic, 166 healthcare AI startups globally raised over $2.1 billion in the first half of 2020.

Healthcare and specifically the biopharma industry face significant challenges such as high R&D costs, harsh regulatory compliance demands, increase in the cost needed to bring products to market, the threat of patent expirations, and more. A significant change is needed to the current pharma R&D model to increase productivity and profitability. The technology that can bring forward this change is big data analysis based on artificial intelligence (“AI”) and machine learning (“ML”), which can introduce greater efficiency, productivity, economy, and quality.

Most big pharma companies (such as Novartis, Roche, Pfizer, Merck, AstraZeneca, GlaxoSmithKline, Sanofi, AbbVie, Bristol-Myers Squibb and Johnson & Johnson, etc.) are already starting to take advantage of AI innovation.

Big Data-based AI/ML technologies can be implemented in all stages of drug development, from early discovery to commercialization, as they are involved in collecting and using very large datasets.

Healthcare big data is too vast and complex to be available and meaningful by traditional means. The development of AI algorithms, incorporating ML and deep learning, has enabled the automatic and efficient collection, management, and analysis of big biomedical data in all its forms, including medical records, DNA and RNA sequencing, and medical images. Health maintenance organizations, health insurers and pharmaceutical companies are all looking for tools based on artificial intelligence and big data, in order to gain a significant advantage over their competitors in the market by improving their products, services, and results. Artificial intelligence systems are beginning to be assimilated as tools in clinical and research environments. Today, only 4% of the clinical and biological data is being utilized.

Medical Cannabis and CBD Industry Overview and Potential

Global trends explaining exponential growth of cannabis market and recent emergence of pharma-level certified cannabis drugs:

The Impact of COVID-19. The COVID-19 pandemic has had a profound impact on the global economy. Countries seeking to recover financially in the aftermath of the pandemic will seek new sources of taxable revenue, which medical and adult-use cannabis could offer. CBD consumption increased because many consumers with increased awareness of their health sought to treat COVID-19 induced anxieties.

The Impact of The New US administration. The US presidential election in November 2020 was a momentous event for the cannabis industry not only did all cannabis legalization ballots pass in all five states (Mississippi, South Dakota, New Jersey, Arizona, and Montana), but also democratic leaders Joe Biden and Senator Kamala Harris were elected into the White House. Both the president and vice president-elect have indicated an interest in tackling federal cannabis reform in the country during their term in office. We have taken a conservative approach regarding the US. We decided that since the legal landscape for medical cannabis is not finalized and varies from state to state, we will not operate in the US in the cannabis industry. We plan to establish innovation centers in the US in industries such as health, wellness, botanicals, food-tech, and other areas that we are exploring with local partners.

EU Trade implications. Following the European Court of Justice verdict on CBD, we’ve already seen the European Commission take action to realign its position on the substance. This has resulted in the EU recommencing the frozen CBD Novel Food marketing authorization applications.

The Global Medical Cannabis Export Arms Race. The race to supply the growing demand of the European medical cannabis market is on. Once dominated by Canadian and Dutch exports, in the past year or so, we have seen Portugal become a major supplier and smaller export successes from the likes of Spain, Australia, and Israel.

Pharma Approved CBD. The European dronabinol industry (a drug approved by the FDA as safe and effective for HIV/AIDS-induced anorexia and chemotherapy-induced nausea and vomiting) attracts major players in global cannabis as Breath of Life Pharma, Cantourage, Tilray, and Echo Pharmaceuticals. In the same year, the UK’s Food Standards Agency classified CBD as a novel food granting UK CBD companies a head start compared to their European competitors. Despite the considerable uncertainties which will arise from the new trade relations with Europe; the UK also has an opportunity to develop their line on the regulation of cannabis and CBD. Latin American cannabis and hemp markets are going to be in the spotlight in 2021. While Brazil is expecting Congress to vote on law PL399 in early 2021, which, if approved, would represent a new major cultivation player, Mexico voted for the law and potentially is to become the largest adult-use market this decade.

MEDCIAL CANNABIS:

Medical cannabis solutions have been approved for medical use in many countries. They have been shown to benefit more than 40 serious medical conditions, including cancer, multiple sclerosis, Parkinson, epilepsy, chronic pain, post-trauma, Chronic digestive problems, Crohn’s Disease, anxiety and sleep disorders, Concentration and memory problems, Tourette Syndrome, and more.

The global legal cannabis market is forecast to be worth up to $103.9 billion by the year 2024, driven, in the most part, by the burgeoning international medicinal cannabis market, worth a potential $62.7 billion by the same year.

Propelled onwards by the increasing number of countries considering cannabis reform and the penetration of cannabis products into new consumer product markets, the first-of-its-kind global report expects the worldwide cannabis market to reach new heights by 2024.

PHARMA GRADE CANNABIS DRUGS

Earlier this year, Jazz Pharmaceuticals purchased GW Pharmaceuticals in a $7.2 billion cash-and-stock deal. The target of the deal was to promote its neuroscience business by adding cannabis-based epilepsy treatment in 2020 third-quarter sales, contributing a sizeable chunk to the overall sales of about $600 million. The acquisition will allow Jazz to expand its offerings beyond sleep disorders and cancer by adding GW Pharma’s Epidiolex. The cannabis-based drug was approved in the United States in June 2018.

CANNABIS CAPITAL MARKET

S&P Global reported that U.S. and Canadian cannabis and cannabis-related companies completed 124 deals in 2020, worth a combined $615.1 million. In the past few months, some big deals have taken place in the cannabis industry. In December 2020, news of a near-$4 billion merger, including Canadian cannabis giants Aphria (NASDAQ:APHA) and Tilray (NASDAQ:TLRY), will create the largest cannabis company in the world in terms of revenue. In February 2021, Jazz Pharmaceuticals (NASDAQ:JAZZ) also announced it would be acquiring GW Pharmaceuticals (NASDAQ:GWPH). and with more states in the U.S. legalizing cannabis and slightly more friendly U.S.presidential administration, there is currently a lot of excitement in the industry.

MARKET DRIVERS AND GROWTH ENGINES FOR CANNABIS EXPONENTIAL GROWTH

●	Cannabis is moving mainstream;

●	Advanced regulation in many countries;

●	Growing positive public opinion;

●	Big players are entering the field;

●	Medical research proving efficacy of cannabis;

●	Technological development; and

●	Positive attitudes of medical experts.

THE CBD INDUSTRY

The CBD market size is set to grow at around 52.7% CAGR between 2020 and 2026. CBD is a compound found in the hemp plant utilized due to its therapeutic properties in humans. The growing trend among individuals to treat a variety of ailments such as anxiety, nausea, stress, chronic pain, neurological conditions, and seizures is booming. This is due to the antibiotic and analgesic effects and properties present in CBD.

Market and industry data were taken from third-party sources, industry reports and publications, websites, and other publicly available information. There can be no assurance as to the accuracy or completeness thereof. Actual outcomes may vary materially from those forecasts. Market and economic data are subject to variations and cannot be verified due to limits on the availability and reliability of data inputs, the data gathering process and other limitations and uncertainties the are part of the market research process.

The 4th element: acquiring technologies and developing scientific, research, and commercial collaborations to LEVERAGE COMPANY VALUE AND intellectual property (“IP”).

We plan to leverage our IP and value by acquiring technologies and companies and building commercial, scientific, and research collaborations using various business models. This will include acquiring technologies and companies in various business models, promoting scientific, research, and commercial collaborations in our target markets, creating synergies between technologies, partners, companies, and academic institutions, and providing consulting services for building winning strategies.

We intend to do significant research and development activities to bring new products and new technologies to market. We also plan to develop a unique line of products and cooperation initiatives for joint innovation, research, development, and production under the Cannovation brand in the fields of botanicals, medical cannabis, cannabinoid-based pharmaceutical products, cosmetics, and beverages.

We are already in process with several technology companies in the industry for joint research and development projects in the fields of botanicals, medical cannabis, cannabinoid-based pharmaceutical products, big data, AI, machine learning solutions, and more.

The 5th element: creating a global network of offices, domestic subsidiaries, and Operational Innovation Centers worldwide.

Overview

Our global growth strategy is to create a network that operates worldwide through subsidiaries, local teams, partners, and Cannovation Operational Innovation Centers. We have developed a unique Operational Innovation Centers platform for building eco-systems for the health, wellness, botanicals & medical cannabis industries to promote innovation, operational scale-up, and business growth.

Our first innovation and operation center is being built by Cannovation Center Israel Ltd. (our 60%-owned-subsidiary), for the Israeli health, wellness, botanicals, and medical cannabis industries and is backed by the Israeli government grants and benefits. Cannovation center Israel includes laboratories for botanicals & cannabis research, pharmacological research, product development, preclinical & clinical trials, certified factories for cannabis, health and wellness products, storage, packaging, distribution, import, export, consultancy services, strategy & business development, real estate, asset management solutions, and more.

We plan to build Cannovation Centers in other countries worldwide, focusing on Europe’s first stage and several countries that we are already examining. We intend to prioritize countries with local government support and locally trained staff with know-how in the medical cannabis industry.

We have taken a conservative approach regarding the US. We decided that since the legal landscape for medical cannabis is not finalized and varies from state to state, we will not operate in the US in the cannabis industry. We plan to establish innovation centers in the US in industries such as health, wellness, botanicals, food tech, and other areas that we are exploring with local partners.

The Need for Cannovation Operational Innovation Center:

●	The health, wellness, botanicals, and medical cannabis industries are highly regulated industries that require professional expertise in various fields: medicine, biotech, agritech, and more.

●	Specifically, the cannabis industry is regulated in every part of the supply chain: growing, production, commercialization, and more. The certifications change from time to time and vary according to the territory.

●	Innovative companies in the health, wellness, botanicals, and medical cannabis industries encounter challenges in:

●	Obtaining permits for the establishment of a factory,

●	Closing financing rounds,

●	Supporting costly research and development, laboratories for testing and product development, and more.

●	Owning real estate properties, infrastructure, and machinery suitable for product development and commercialization in the health, wellness, botanicals, and medical cannabis industries

●	Meeting industry-required standards such as security services for 24/7 surveillance.

The Solution:

Cannovation Operational Innovation Centers will create eco-systems that are win-win environments for entrepreneurs, startups, growth-stage companies, research and academia institutes, laboratories, regulatory service providers, and more. It is a complete solution covering research and development, production, operation, distribution, as well as business strategy and professional consulting.

Utilizing our experience, we understand the global need for supplying an ecosystem tailored to the needs of the health, wellness, botanicals, and medical cannabis industries.

Our Vision: Global Coverage of Innovation Centers

As promoting innovation is our strategic focal point, we envision having a global network of Operational Innovation Centers, where each center in every territory provides a comprehensive solution tailored to the needs of the industry and the regulation in the territory. Each innovation center will focus on specific growing technology industries and tailor products and services in accordance with the needs of the industry and territory. This business model will allow companies to manufacture and sell products all over the world without import and export restrictions. Citrine Global Operational Innovation Centers will be built with local partners and local government support.

Advisory Board

We maintain an Advisory Board consisting of internationally recognized scientists who advise us on our strategy’s scientific and business aspects. The Advisory Board meets periodically to review specific projects and to assess the value of new technologies and developments to us. In addition, individual members of the Advisory Board meet with us periodically to provide advice in their particular areas of expertise. The Advisory Board and management consist of the following members, information concerning who is set forth below:

Edan Moshe Katz - CEO of Neto Financial Planning, Owner of Golden Holdings Neto Ltd., and chairman of the board of directors of WealthStone Holdings Group. As Neto Financial Planning CEO, he led the company to consistent growth with thousands of loyal customers, providing financial advisory services in respect of products with a market worth of over $4.5 billion. Edan has over 20 years of managerial and financial experience, and he is a licensed pension insurance consultant and a Certified Financial Planner in holistic financial planning.

David Kretzmer - an experienced international commercial lawyer and litigator with the ability to advise clients as to multi-jurisdictional, multi-language and multi-cultural transactions and disputes. David has more than 35 years of experience in international litigation and transactions and has concentrated on commercial law, property development and syndication, real estate law, corporate law, contracts, international trade, securities brokerage, investment banking, corporate restructuring, and corporate development. He also has extensive experience in structuring trusts for high net worth families and individuals and establishing and managing development stage companies. David began his legal career with Edward Nathan Friedland Mansel and Lewis’s premier law firm in Johannesburg, South Africa. He has since had a wide-ranging legal career in New York, Israel, and South Africa, with extensive legal and corporate experience in Europe and Great Britain. David has represented foreign investors in complex investment transactions and various forms of international dispute resolution. David also has served as arbitrator or mediator in such disputes. From 1995 through 2000, David served as a consultant to a New York-based brokerage firm structuring private placements and initial public offerings in the technology and life science industry, involving Israeli, American, European, and South African companies. From 2012 through 2014, David was a United Nations representative of the NGO, the International Association of Jewish Lawyers and Jurists, in New York and Geneva. David was licensed to practice law in New York in 2004, he was admitted to practice as an Advocate in Israel in 1981 and has been licensed to practice in South Africa since 1977. He has practiced law in New York, South Africa, and Israel and was most recently a senior partner in the law firm of Kretzmer and Associates PLLC in New York and the senior partner in the law firm Kretzmer and Associates in Tel Aviv.

Dr. Oded Sagee, Ph.D. founded and managed AquaAgro Lab Ltd., an investment subsidiary of the AquaAgro Fund that invested in agro-high-tech companies in the clean-tech industry. Prior to that, Dr. Sagee held management, sales, and R&D positions at Gaon Agro Industries Ltd, Phytech Ltd, and AminoLab Ltd. Dr. Sagee has in-depth knowledge in the fields of agriculture, biotechnology, life sciences, chemistry, and pharmaceuticals. He completed his Ph.D. in Plant Physiology at the Hebrew University of Jerusalem and served as a senior researcher and head of the department at the Agricultural Research Organization, Volcani Center, Israel. Dr. Sagee has published several papers, has extensive experience, and a proven track record in finance, venture capital, international business, consulting, and management.

Gil Shapira - an engineer with over 30 years of experience in planning, managing, and implementing complex engineering projects worldwide. Mr. Shapira is founder and CEO of a multidisciplinary design, construction and consultancy company specializing in the regulatory and construction needs of pharmaceutical, biotechnology and life sciences technology companies. Mr. Shapira’s company is one of the first companies to be involved in the design and establishment of GMP standard-compliant cannabis facilities. He is an expert in the design and installation of medical cannabis facilities in Israel worldwide. The company has built thousands of square meters of production facilities, clean rooms, laboratories, and production equipment, all certified by the relevant authorities, such as the FDA, European Medicines Agency, and the Israeli Ministry of Health.

Ron Avishur - attorney at law, Member of the Israeli Bar since 2005, L.L.B TLV University, L.L.M TLV University, Legal and strategic counseling for real estate and private equity funds, as well as in the cannabis industry.

Ronit Pasternak, M. Sc., owns over 20 years of experience in senior marketing management positions in start-ups and high-tech companies. Ronit brings to the table her expertise in international strategy, marketing, investor & public relations, branding, digital marketing, and market research. Previously, Ronit worked as a Human Factors’ Specialist designing User Interface for input devices and software applications for an avionics information system, including writing design requirements for FAA regulation. Ronit has an M.Sc. in Industrial Engineering and Management from the Technion - Israel Institute of Technology and B.A. cum laude in Psychology and English Linguistics and Literature from the Hebrew University of Jerusalem.

Primary Shareholders:

Citrine S A L investment & Holdings ltd & Citrine SAL Biotech & High tech funds - an Israeli privet investment funds various fields of technology, high-tech, and biotech.

Citrine S A L Biotech fuds - specialize in healthcare, wellness solutions, digital health, medical devices, food tech, botanical nutraceuticals, medical cannabis, and more,

Citrine S A L High-Tech funds - specialize in high-tech, cyber, IoT, hardware and software.

WealthStone Holdings Group is a long-standing investment body with extensive financial knowledge and experience. WealthStone specializes in alternative investments, real estate, technology, and hedge funds.

Neto Financial Planning has been operating for over 27 years and is one of the largest companies in the Israeli private and business financial planning and insurance industry. Neto has thousands of loyal customers, which it has been accompanying for many years, providing financial advisory services in respect of products with a market worth of over $4.5 billion.

Revenues

We plan on generating revenues from technology acquisitions and collaborations, professional and business consulting fees, brokering fees, leasing, and management services for real-estate assets we own, taking advantage of favorable market conditions to sell real-estate assets, company value appreciation, interest income, investments, and more.

Competition

The technological innovation and business strategy consulting landscape is very crowded and competitive. Many models for promoting innovation exist worldwide, from technology incubators and accelerators to joint ventures between industries, governments, and universities, to REITs and more. Our business model is unique in two aspects: (i) it provides a complete solution covering various fields, from research, development, to production, operations, strategy, and business consulting, and (ii) most solutions for promoting innovation address the initial stages of seed companies and startups. Our solutions cover these stages as well but are primarily focused on growth-stage industries and global expansion needs relating to sales and operations.

Among the competition, we can list other more established consulting firms, investment bankers, brokers, real-estate funds, investment firms, online lending sites, tech incubators, and more. Our business competes primarily in Israel, Europe, and North America. We mainly target clients with whom we have existing relationships, either directly or via our partners. We believe that our shareholders, directors, and officers’ experience and contacts and the fact that we offer a wide range of services under one roof will contribute to our competitiveness. Specifically relating to Cannovation Center in Israel, the medical cannabis industry is, and is expected to remain, very competitive.

The medical cannabis competition is primarily on a regional basis and could vary significantly pending on location and time, as regulations constantly change. The medical cannabis market is in a high growth phase. We are working to achieve a prominent position by taking advantage of the Israeli medical cannabis recognition and technological lead and our years of experience in the field.

Regulatory Environment

We need to obtain various regulatory approvals and licenses for the medical cannabis activities, botanicals, clinical and preclinical trials, real-estate assets we acquire and other businesses that require certain approvals and licenses for the premises in which they operate (such as laboratories).

According to current Israeli law regarding medical cannabis, IMC-GMP-certified manufacturers can sell to pharmacies or export.

The various components of the medical cannabis supply chain in Israel are currently obliged to meet Good Practices Procedures for Israel Medical Cannabis (‘‘IMC’’) as set forth by the Israeli Ministry of Health’s Medical Cannabis Unit (‘‘MCU’’). These standards are based on international standards and guarantee the high quality of Israeli medical cannabis products.

●	IMC-GSP certifies security practices of all parts of the value chain,

●	IMC-GAP certifies agricultural practices for growing and cultivation,

●	IMC-GMP certifies manufacturing processes and production lines,

●	IMC-GCP includes practice for pharmacies and pharmaceutical companies conducting clinical trials.

Employees

We currently engage 18 employees and service providers (some on a full-time basis, and others on a part-time basis) working in various fields of management, research and development, product management, marketing and regulatory advice.

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

Legal Proceedings

We are not currently subject to any material legal proceedings.

ITEM 1A. RISK FACTORS

You should consider carefully the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K. If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. The risks described below are not the only risks facing the Company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, results of operations and prospects.

Risks Associated with Our Business

Our limited operating history does not afford investors a sufficient history on which to base an investment decision.

We have a limited operating history. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We have not generated positive earnings and there can be no assurance that we will achieve profitable operations. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

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

Foreign Expansion Efforts and Operations

The Company’s expansion into jurisdictions abroad is subject to additional business risks, including new or unexpected risks including economic instability, changes in laws and regulations, and the effects of competition, as well as operational, regulatory, compliance and reputational and foreign exchange rate risk. In addition, future global expansion may require up-front expenses, including those associated with obtaining regulatory approvals, as well as additional ongoing expenses, including those associated with infrastructure, staff, and regulatory compliance. Failure to support operational expansions could result in operational failures and regulatory fines or sanctions. There is no guarantee that the Company will be able to realize any of the anticipated benefits of any transactions related to the Company’s expansion strategy.

The COVID-19 pandemic, or any other pandemic, epidemic or outbreak of an infectious disease, may materially and adversely affect our business and operations.

The outbreak of COVID-19, which originated in Wuhan, China, in late 2019, has since spread across the globe, including the United States, Israel and many European countries in which we operate. On March 11, 2020, the World Health Organization declared the outbreak a pandemic. While COVID-19 is still spreading and the final implications of the pandemic are difficult to estimate at this stage, it is clear that it has affected the lives of a large portion of the global population. At this time, the pandemic has caused states of emergency to be declared in various countries, travel restrictions imposed globally, quarantines established in certain jurisdictions and various institutions and companies being closed. We are actively monitoring the pandemic and we are taking all necessary measures to respond to the situation in cooperation with the various stakeholders.

A COVID-19 infection outbreak among our workforce could result in a temporary or long-term disruption in our business activities, including manufacturing and other functions.

Based on guidelines provided by the Israeli Government, employers (including us) are required to prepare and increase as much as possible the capacity and arrangement for employees to work remotely. In that regard, and in compliance with all applicable Israeli rules and guidelines, our offices have remained closed since the middle of March 2020, and all of our employees currently work remotely.

Future deterioration or prolonged difficulty in economic conditions could have a material adverse impact on our business, financial position, and liquidity.

Future deterioration or prolonged difficulty in economic conditions, because of COVID-19 or otherwise, could have a material adverse impact on our business, financial position and liquidity. For example, it could adversely affect our ability to access the liquidity that is necessary to fund operations on terms that are acceptable to us or at all, and could reduce our ability to finance future projects. Financial or other difficulties at our affiliates and partners could negatively affect availability of credit to us in the future.

The Company’s bylaws provide for indemnification of its directors and officers and the purchase of directors and officers insurance at the Company’s expense. This will limit the potential liability of the Company’s directors and officers at a major cost to the Company and hurt the interests of its stockholders.

The Company’s bylaws include provisions that fully eliminate the personal liability of the directors and officers of the Company for monetary damages possible under the laws of the State of Delaware or other applicable law. These provisions eliminate the liability of directors and officers to the Company and its stockholders for monetary damages arising out of any violation of a director or officer of his fiduciary duty of due care. Under Delaware law, however, such provisions do not eliminate the personal liability of a director or officer for (i) breach of the director’s or officer’s duty of loyalty, (ii) acts or omissions not in good faith or involving intentional misconduct or knowing violation of law, (iii) payment of dividends or repurchases of stock other than from lawfully available funds, or (iv) any transaction from which the director or officer derived an improper benefit. These provisions do not affect a director’s and officer’s liabilities under the federal securities laws or the recovery of damages by third parties.

A certain group of the Company’s stockholders may exert significant influence over its affairs, including the outcome of matters requiring stockholder approval.

As of the date of this Annual Report, a certain group of stockholders, including Ora Elharar Soffer, our CEO and Chairperson of the Board, directly and through Beezz Home Technologies Ltd and Citrine S A L, and others, collectively own a majority of the issued and outstanding shares of the Company. As a result, such individuals will have the ability, acting together, to control the election of the Company’s directors and the outcome of corporate actions requiring stockholder approval, such as: (i) a merger or a sale of the Company, (ii) a sale of all or substantially all of its assets, and (iii) amendments to its certificate of incorporation and bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to the Company’s other stockholders and be disadvantageous to the Company’s stockholders with interests different from those individuals. Certain of these individuals also have significant control over the Company’s business, policies and affairs as officers or directors of the Company. Therefore, you should not invest in reliance on your ability to have any control over the Company.

Our failure to manage growth effectively could impair our business.

Our ability to effectively manage growth may require us to expand the capabilities of our operational and management systems and to attract and retain qualified personnel. There can be no assurance that we will be able to do so. If we are unable to successfully manage growth, our business, prospects, financial condition, and results of operations could be adversely affected.

Our plans are dependent upon key individuals and the ability to attract qualified personnel.

In order to execute our business plan, we will be dependent on Ora Elharar Soffer, our Chief Executive Officer and Chairperson. The loss of Ms. Meir Soffer could have a material adverse effect upon our business prospects. Moreover, our success also depends on our ability to identify, attract and retain qualified personnel, including officers, directors, advisors, consultants, third party contractors and other partners, to assist with the execution of our business plans. Competition for such personnel is intense, and there can be no assurance that we will be successful in identifying, attracting and retaining such personnel in the future. The failure to succeed in these endeavors would have a material adverse effect on our ability to consummate our business plans.

We rely on knowledge and experience of our primary shareholders.

We rely on our access to knowledge and experience of our primary shareholders, including Citrine S A L Investment & Holdings Ltd, the Wealthstone Group and the Neto Group. If such access is reduced or lost, we may not be able to successfully execute our growth strategies, which could adversely affect our results of operations.

Risks relating to our exposure to equity securities of other companies in which we invest.

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

We are not primarily engaged in the business of investing, reinvesting, or trading in securities, and we do not hold ourselves out as being engaged in those activities. Under the Investment Company Act of 1940, as amended (the “1940 Act”), however, a company may be deemed an investment company under section 3(a)(1)(C) of the 1940 Act if the value of its investment securities is more than 40% of its total assets (exclusive of government securities and cash items) on a consolidated basis. An inadvertent investment company can avoid being classified as an investment company if it can rely on one of the exclusions under the 1940 Act. One such exclusion, Rule 3a-2 under the 1940 Act, allows an inadvertent investment company a grace period of one year from the earlier of (a) the date on which an issuer owns securities and/or cash having a value exceeding 50% of the issuer’s total assets on either a consolidated or unconsolidated basis and (b) the date on which an issuer owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets (exclusive of government securities and cash items) on an unconsolidated basis. Classification as an investment company under the 1940 Act requires registration with the SEC. If an investment company fails to register, it would have to stop doing almost all business, and its contracts would become voidable. Registration is time consuming and restrictive and would require a restructuring of our operations, and we would be very constrained in the kind of business we could do as a registered investment company. Further, we would become subject to substantial regulation concerning management, operations, transactions with affiliated persons and portfolio composition, and would need to file reports under the 1940 Act regime. The cost of such compliance would result in the Company incurring substantial additional expenses and could result in the complete cessation of our operations, and the failure to register if required would have a materially adverse impact to conduct our operations.

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

The price of our common stock has been and may in the future continue to be extremely volatile, with the sale price fluctuating from a low of $0.03 to a high of $0.29 during the year commencing as of January 1, 2020. Many factors could have a significant impact on the future price of our common stock, including:

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

Delaware law contains provisions that could discourage, delay, or prevent a change in control of the Company, prevent attempts to replace or remove current management and reduce the market price of its common stock.

Provisions in the Company’s certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition involving the Company that its stockholders may consider favorable. For example, the Company is subject to the anti-takeover provisions of the Delaware General Corporation Law (“DGCL”). Under these provisions, if anyone becomes an “interested stockholder,” the Company may not enter into a “business combination” with that person for three years without special approval, which could discourage a third party from making a takeover offer and could delay or prevent a change in control of the Company. An “interested stockholder” is, generally, a stockholder who owns 15% or more of the Company’s outstanding voting stock or an affiliate of the Company who has owned 15% or more of the Company’s outstanding voting stock during the past three years, subject to certain exceptions as described in the DGCL.

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

Our commercial insurance does not cover losses that may occur as a result of events associated with war and terrorism. Although the Israeli government currently covers the reinstatement value of direct damages that are caused by terrorist attacks or acts of war, we cannot assure you that this government coverage will be maintained or that it will sufficiently cover our potential damages. Any losses or damages incurred by us could have a material adverse effect on our business. Any armed conflicts or political instability in the region would likely negatively affect business conditions and could harm our results of operations.

Further, in the past, the State of Israel and Israeli companies have been subjected to economic boycotts. Several countries still restrict business with the State of Israel and with Israeli companies. These restrictive laws and policies may have an adverse impact on our operating results, financial conditions or the expansion of our business. A campaign of boycotts, divestment and sanctions has been undertaken against Israel, which could also adversely impact our business.

In addition, Israel is experiencing a level of unprecedented political instability. The Israeli government has been in a transitionary phase since December 2018, when the Israeli Parliament, or the Knesset, first resolved to dissolve itself and call for new general elections. Since then, Israel held general elections four times – in April and September of 2019, in March of 2020 and in March of 2021. The Knesset has not passed a budget for the year 2021, and certain government ministries, which may be critical to the operation of our business, are without necessary resources and may not receive sufficient funding moving forward. In the event that the current political stalemate is not resolved during 2021, our ability to conduct our business effectively may be adversely affected.

Finally, many Israeli citizens are obligated to perform several days, and in some cases more, of annual military reserve duty each year until they reach the age of 40 (or older, for reservists who are military officers or who have certain occupations) and, in the event of a military conflict, may be called to active duty. In response to increases in terrorist activity, there have been periods of significant call-ups of military reservists. It is possible that there will be military reserve duty call-ups in the future. Our operations could be disrupted by such call-ups, which may include the call-up of members of our management. Such disruption could materially adversely affect our business, prospects, financial condition and results of operations.

Our operations are subject to currency and interest rate fluctuations.

We incur expenses in U.S. dollars and NIS, but our financial statements are denominated in U.S. dollars. The U.S. dollar is our functional currency. However, as we also incur expenses in NIS, we are affected by foreign currency exchange fluctuations through both translation risk and transaction risk. As a result, we are exposed to the risk that the NIS may appreciate relative to the dollar, or, if the NIS instead devalues relative to the dollar, that the inflation rate in Israel may exceed such rate of devaluation of the NIS, or that the timing of such devaluation may lag behind inflation in Israel. In any such event, the dollar cost of our operations in Israel would increase and our dollar-denominated results of operations would be adversely affected.

It may be difficult to enforce a judgment of a United States court against us and our officers and directors to assert United States securities laws claims in Israel or to serve process on our officers and directors and these experts.

Our executive office and corporate headquarters are located in Israel. In addition, all of our officers and directors are residents of Israel. All of our assets and most of the assets of these persons are located in Israel. Service of process upon us or our non-U.S. resident directors and officers and enforcement of judgments obtained in the United States against us or our non-U.S. our directors and executive officers may be difficult to obtain within the United States. We have been informed by our legal counsel in Israel that it may be difficult to assert claims under U.S. securities laws in original actions instituted in Israel, or obtain a judgment based on the civil liability provisions of U.S. federal securities laws. Israeli courts may refuse to hear a claim based on a violation of U.S. securities laws against us or our non-U.S. officers and directors because Israel may not be the most appropriate forum to bring such a claim. In addition, even if an Israeli court agrees to hear a claim, it may determine that Israeli law and not U.S. law is applicable to the claim. If U.S. law is found to be applicable, the content of applicable U.S. law must be proved as a fact, which can be a time-consuming and costly process. Certain matters of procedure will also be governed by Israeli law. There is little binding case law in Israel addressing the matters described above. Israeli courts might not enforce judgments rendered outside Israel, which may make it difficult to collect on judgments rendered against us or our non-U.S. officers and directors.

Moreover, an Israeli court will not enforce a non-Israeli judgment if it was given in a state whose laws do not provide for the enforcement of judgments of Israeli courts (subject to exceptional cases), if its enforcement is likely to prejudice the sovereignty or security of the State of Israel, if it was obtained by fraud or in the absence of due process, if it is at variance with another valid judgment that was given in the same matter between the same parties, or if a suit in the same matter between the same parties was pending before a court or tribunal in Israel at the time the foreign action was brought.

Our operations may be disrupted as a result of the obligation of management or key personnel to perform military service.

Our employees and consultants in Israel, including members of our senior management, may be obligated to perform one month, and in some cases longer periods, of military reserve duty until they reach the age of 40 (or older, for citizens who hold certain positions in the Israeli armed forces reserves) and, in the event of a military conflict, may be called to active duty. In response to increases in terrorist activity, there have been periods of significant call-ups of military reservists. It is possible that there will be similar large-scale military reserve duty call-ups in the future. Our operations could be disrupted by the absence of a significant number of our officers, directors, employees and consultants. Such disruption could materially adversely affect our business and operations.

Risks Related to Cannabis

Our failure to comply with controlled substance legislation could restrict or harm our ability to develop and commercialize our products.

Our business is, and will be, subject to wide-ranging laws and regulations of Israel, the United States (federal and state), the European Community and other governments in each of the countries where we may develop and market our products. We must comply with all regulatory requirements in each jurisdiction if we expect to be successful. Most countries are parties to the Single Convention on Narcotic Drugs of 1961 as amended by the 1972 Protocol, which governs international trade and domestic control of narcotic substances, including cannabis extracts. Countries may interpret and implement their treaty obligations in a way that creates a legal obstacle to us obtaining marketing approval in those countries for any cannabinoid-based products we develop. These countries may not be willing or able to amend or otherwise modify their laws and regulations to permit our products to be marketed, or achieving such amendments to the laws and regulations may take a prolonged period of time. In the case of countries with similar obstacles, we would be unable to market our product candidates in countries in the near future or perhaps at all if the laws and regulations in those countries do not change. Any cannabinoid-based product candidate that we may develop for use in the United States, will be subject to U.S. controlled substance laws and regulations that will require us, along with our collaborators and licensees, to expend time, money and effort in all areas of regulatory compliance, including, if applicable, manufacturing, production, quality control and assurance and clinical trials. Any failure to comply with these laws and regulations, or the cost of compliance with these laws and regulations, could adversely affect the results of our business operations and our financial condition. The Company does not intend to operate in the U.S. with any activity related to medical cannabis or CBD for this time being.

Changes in consumer preferences and acceptance of medical cannabis, or any negative trends, will adversely affect our business.

Our business is substantially dependent on market acceptance of medical cannabis. Market perception of medical cannabis can be significantly influenced by a number of social, political and economic factors that are beyond our control, including scientific research or findings, regulatory investigations, litigation, media attention and other publicity regarding such products and treatments. There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention or other research findings or publicity will be favorable to the market for any of our current or future cannabinoid-based therapies. Future research reports, findings, regulatory proceedings, litigation, media attention or other publicity that are perceived as less favorable than, or that question, earlier research reports, findings or publicity could have a material adverse effect on the demand for our products, as well as our business, results of operations, financial condition and cash flows.

General Risk Factors

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

Our management team may not be able to successfully implement our business strategies.

If our management team is unable to execute on its business strategies, then our development, including the establishment of revenues and our sales and marketing activities would be materially and adversely affected. In addition, we may encounter difficulties in effectively managing the budgeting, forecasting and other process control issues presented by any future growth. We may seek to augment or replace members of our management team or we may lose key members of our management team, and we may not be able to attract new management talent with sufficient skill and experience.

A decline in the price of our common stock could affect our ability to raise working capital and adversely impact our ability to continue operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. A decline in the price of our common stock could be especially detrimental to our liquidity and our operations. Such reductions may force us to reallocate funds from other planned uses and may have a significant negative effect on our business plan and operations, including our ability to develop new services and continue our current operations. If our common stock price declines, we can offer no assurance that we will be able to raise additional capital or generate funds from operations sufficient to meet our obligations. If we are unable to raise sufficient capital in the future, we may not be able to have the resources to continue our normal operations.

We will need additional capital to fund our operations.

We will require additional capital to fund our current operations and anticipated expansion of our business and to pursue targeted revenue opportunities. We cannot assure you that we will be able to raise additional capital. If we are able to raise additional capital, we do not know what the terms of any such capital raises would be, and whether they will be on terms acceptable to us. In addition, any future sale of our equity securities would dilute the ownership and control of our current stockholders and could be at prices substantially below prices at which our shares currently trade. Our inability to raise capital could require us to significantly curtail or terminate our operations.

Future changes in financial accounting standards or practices may cause adverse unexpected financial reporting fluctuations and affect reported results of operations.

A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive office is at 2 Jabotinsky St., Atrium Tower, Ramat Gan, Israel. The offices consist of approximately 100square meters, and monthly rental of approximately $5,000, for a period of 2 years ending in September 2023. The address of the Company’s registered office in the State of Delaware is c/o Business Filings Incorporated, 108 West 13th St., City of Wilmington, County of Newcastle, Delaware 19801.

ITEM 3. LEGAL PROCEEDINGS

The Company knows of no active or pending legal proceedings against the Company, nor of any proceedings that a governmental authority is contemplating against the Company.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is traded in the United States on the OTCQB market under the ticker symbol “CTGL.” Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. CTGL.” We have applied to list our common stock on the Nasdaq Capital Market. No assurance can be given that our application will be approved or that a trading market will develop.

Holders of our Common Stock

As of March 31, 2021, the Company had 109 registered stockholders holding 942,568,006 shares of common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain aggregate information with respect to the Company’s shares of common stock that as of December 31, 2020 were issuable under its equity compensation plans in effect as of December 31, 2020. During the first quarter of 2020, in connection with the Citrine Global Transaction, all options to purchase shares of the Company were waived and cancelled.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column) (3)
Equity compensation plans approved by security holders	___	___	___

Equity compensation plans not approved by security holders	46,762	$0.0001	46,762

Total	46,762	$0.0001	46,762

(1)	Represents shares of common stock issuable under our 2017 Employee Incentive Plan and upon exercise of outstanding options to purchase 46,762 shares of common stock.

(2)	The weighted average remaining term for the expiration of remaining stock options is 2 years.

(3)	Represents shares of common stock available for future issuance under equity compensation plans. “Equity Compensation Plan” under Item 11 hereof contains a description of the material features of the 2017 Employee Incentive Plan and the 2018 Stock Incentive Plan.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes appearing elsewhere in this Annual Report. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. See “Forward-looking Statements” for a discussion of the uncertainties and assumptions associated with these statements. Our actual results may differ materially from those discussed below.

Liquidity and Capital Resources

The Company’s balance sheet as of December 31, 2020 reflects total assets of approximately $3,104 thousand consisting mainly of cash and cash equivalents in the amount of approximately $206 thousand, Prepaid share based payment to a service provider in the amount of approximately $1,737 thousand, Investments valued under the measurement alternative in the amount of approximately $450 thousand, Trading Securities in the amount of approximately $522 thousand and a short-term loan measured at fair value in the amount of approximately $165 thousand. The Company’s balance sheet as of December 31, 2019, reflects total assets of approximately $257 thousand consisting mainly of cash and cash equivalents in the amount of approximately $18 thousand, inventory in the amount of approximately $35 thousand, other receivables in the amount of approximately $19 thousand and property and equipment net, in the amount of approximately $156 thousand. The increase is related mainly to Prepaid share-based payment, investment valued under the measurement alternative and trading securities.

As of December 31, 2020, the Company had total current liabilities of approximately $1,702 thousand consisting mainly of approximately $476 thousand in accounts payable and accrued expenses and convertible notes in the amount of approximately $1,154 thousand. As of December 31, 2019, the Company had total current liabilities of approximately $368 thousand consisting mainly of accounts payable and accrued expenses in the amount of approximately $224 thousand and notes payable in the amount of approximately $123 thousand.

As of December 31, 2020, the Company had positive working capital in the amount of approximately $947 thousand, compared to negative working capital in the amount of approximately $278 thousand at December 31, 2019.

The Company’s total liabilities as of December 31, 2020 and 2019 were approximately $1,702 thousand and $368 thousand respectively.

During the twelve months ended December 31, 2020, the Company used approximately $696 thousand in its operating activities. This resulted in operating expenses of approximately $6,537 thousand, net of non-cash items mainly comprised of an increase in stock-based compensation of approximately $7,422 thousand, interest accrued on convertible loan of approximately $288 and increase in account payables of $258.

During the twelve months ended December 31, 2019, the Company used approximately $1,226 thousand in its operating activities. This resulted in operating expenses of approximately $1,874 thousand, net of non-cash items comprised mainly of management fee waiver of approximately $243, a decrease in accounts receivable of approximately $172 thousand and inventory impairment of approximately $176 thousand.

During the year ended December 31, 2020, the Company’s cash used in investing activities amounted to $615 thousand, consisting mainly of $450 thousand investment valued under the measurement alternative and $145 thousand of short term loan. During the year ended December 31, 2019, the Company’s cash provided by investing activities amounted to $27 thousand mainly as a result of decrease in severance pay fund.

During the twelve months ended December 31, 2020, the Company’s net cash provided by financing activities was $1,501 thousand comprised of approximately $1,170 thousand proceeds from the issued convertible notes, $177 thousand proceeds from issuance of common stock and $154 thousand proceeds from related parties’ loans as compared to net cash provided by financing activities for the year ended December 31, 2019 of approximately $757 thousand comprised of $457 thousand proceeds from issuance of common stock and $300 thousand from Proceeds from issuance of redeemable convertible preferred shares.

On April 13, 2021, the Citrine S A L Group has furnished the Company with an irrevocable letter of obligation to support the Company until June 30, 2022, financially, which will allow the Company to be operational as planned and budgeted through this period (the “Irrevocable Letter”).

Based on the Company’s current cash balances, capital raised during the year ended December 31, 2020, and the Irrevocable Letter, the Company has sufficient funds for its plans for the next twelve months from the issuance of these financial statements. As the Company is embarking on its new activity as detailed herein, it is incurring losses. It cannot determine with reasonable certainty when and if it will have sustainable profits.

Results of Operations

Year ended December 31, 2020 as compared to the year ended December 31, 2019

During the twelve months ended December 31, 2020, the Company generated $11 thousand in revenues, compared to $149 thousand in 2019. The decrease is mainly attributable to a reduction as a result of our selling 90% of our shares in Novomic and focusing on our new strategy and business activity, and therefore ceasing to consolidate the financial statements of Novomic.

The Company’s research and development expenses decreased to $18 thousand comprised of ongoing research and development expenses during the twelve months ended December 31, 2020, compared to approximately $115 thousand during the prior year. The decrease is mainly attributable to us selling 90% of our shares in Novomic and focusing on our new business activity, and therefore ceasing to consolidate the financial statements of Novomic.

The Company’s marketing, general and administrative expenses during the year ended December 31, 2020, were $8,350 thousand compared to $1,536 thousand during the year ended December 31, 2019. The increase in our marketing, general and administrative expenses is mainly attributable to the increase in our share-based compensation expenses, related to legal fees paid in connection with the TechCare Transaction, and which was partially offset by a decrease in marketing expenses and salary and related expenses as a result of the conclusion of our board of directors that the Company would not be able to successfully commercialize the Novomic products and therefore ceasing to consolidate the financial statements of Novomic.

During the twelve months ended December 31, 2020, the Company incurred financial expenses of $322 thousand, as compared to financial expenses of $38 thousand during the year ended December 31, 2019. The reason for the increase in financial expense was due to $72 thousand of fair value adjustment of liability in connection with stock exchange agreement, $50 thousand change in fair value of trading securities, $96 thousand of change in convertible component in convertible notes, as well as exchange rate differences resulting from variations in the New Israel Shekel exchange rate to the U.S. Dollar.

As a result of the above, the Company incurred a net loss of approximately $8,639 thousand during the twelve months ended December 31, 2020 as compared to a net loss of approximately $1,874 thousand in 2019.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Recently issued accounting pronouncements

Recently issued accounting pronouncements are described in the notes to our financial statements for the years ended December 31, 2020 and 2019, which are included within Item 8 in this annual report.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the years ended December 31, 2020 and 2019 and which included within Item 8 in this annual report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CITRINE GLOBAL CORP.

CONSOLIDATED FINANCIAL STATEMENTS

IN U.S. DOLLARS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Citrine Global Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Citrine Global Corp. and its subsidiary (the “Company”), as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, of redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgments. We determined there are no critical audit matters.

/s/ Kesselman & Kesselman
Certified Public Accountants (Isr.)
A member firm of PricewaterhouseCoopers International Limited

Tel Aviv, Israel
April 15, 2021

We have served as the Company’s auditor since 2020.

CITRINE GLOBAL CORP.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars except share and per share data)

	December 31,	December 31,
	2020	2019
Assets
Current Assets
Cash and cash equivalents	206,278	17,636
Inventory	-	34,513
Accounts receivable	-	9,141
Inventory subject to refund	-	2,159
Prepaid share based payment to a service provider	1,736,534	-
Trading securities (Note 8)	521,615	-
Short-term loan measured at fair value (Note 8)	165,185	-
Other current assets	19,414	18,522
Total Current assets	2,649,026	81,971

Non-current assets
Right of use asset	-	14,502
Investments valued under the measurement alternative (Note 3)	450,000	-
Long-term deposits	-	4,699
Property and equipment, net	5,502	155,655
Total non-current assets	455,502	174,856

Total assets	3,104,528	256,827

Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued expenses (Note 9 I-J)	476,199	223,841
Related parties	-	123,494
Fair value of a liability in connection with stock exchange agreement (Note 8)	71,722	-
Convertible component in convertible notes (Note 5)	381,147	-
Convertible notes (Note 5)	772,602
Deferred revenue	-	4,998
Current maturities of long-term lease liability	-	7,295
Total current liabilities	1,701,670	359,628
Non-current liability

Lease liability	-	7,962

Total non-current liability	-	7,962

Total liabilities	1,701,670	367,590

Redeemable convertible Preferred Stock (Note 6)
Redeemable convertible Series A Preferred Stock, par value $0.0001 per share (“Series A Preferred Stock”) 12,413,794 shares authorized; 0 and 10,344,828 issued and outstanding at December 31, 2020 and December 31, 2019, respectively	-	300,000
Stockholders’ Equity (Deficit) (Note 6)
Preferred Stock (excluding redeemable Series A Preferred Stock), par value $0.0001 per share (“Preferred Stock”), 37,586,206 shares authorized at December 31, 2019; none issued and outstanding at December 31, 2019	-	-
Common Stock, par value $0.0001 per share (“Common Stock”), 1,500,000,000 and 500,000,000 shares authorized at December 31, 2020 and December 31, 2019, respectively; 942,568,006 and 35,449,400 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	94,256	3,545
Additional paid-in capital	20,414,217	10,042,496
Stock to be issued	30,000	30,000
Accumulated deficit	(19,241,451)	(10,602,292)
Accumulated other comprehensive income	105,836	115,488
Total stockholders’ equity (deficit)	1,402,858	(410,763)
Total liabilities and stockholders’ equity (deficit)	3,104,528	256,827

The accompanying notes are an integral part of the consolidated financial statements.

CITRINE GLOBAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(U.S. dollars except share and per share data)

	Years ended
	December 31
	2020	2019

Revenues	11,372	149,085
Cost of revenues	(13,621)	(158,514)
Provision for slow moving inventory	-	(176,183)
Gross loss	(2,249)	(185,612)
Research and development expenses	(17,586)	(114,560)
Marketing, general and administrative expenses	(8,350,073)	(1,535,576)
Gain from deconsolidation of a subsidiary (Note 4)	52,330	-
Operating loss	(8,317,578)	(1,835,748)
Financing expenses, net:
Fair value adjustment of liability in connection with stock exchange agreement (Note 8)	(71,722)	-
Change in fair value of trading securities (Note 8)	7,329	-
Change in fair value of short-term loan measured at fair value (Note 8)	20,185	-
Change in fair value of convertible component in convertible notes (Note 5)	(287,797)	-
Other financing expenses, net	10,424	(38,387)
Net loss attributable to Common stockholders	(8,639,159)	(1,874,135)

Loss per Common Stock (basic and diluted)	(0.02)	(0.06)

Basic weighted average number of shares of Common Stock outstanding	476,622,892	37,473,278

Comprehensive loss:
Net loss	(8,639,159)	(1,874,135)
Other comprehensive income (expense) attributable to foreign currency translation	(9,652)	8,618
Comprehensive loss	(8,648,811)	(1,865,517)

The accompanying notes are an integral part of the consolidated financial statements.

CITRINE GLOBAL CORP.

REDEEMBALE CONVERTIBLE PREFERRED STOCK AND

CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(U.S. dollars, except share and per share data)

	Redeemable convertible Preferred Stock		Common Stock		Additional	Stock		Accumulated other	Total
	Number of Shares	Amount	Stock	Amount	paid-in Capital	to be issued	Accumulated deficit	comprehensive Income	stockholders’ equity

BALANCE AT DECEMBER 31, 2018	-	-	33,212,036	3,322	9,329,419	30,000	(8,728,157)	106,870	741,454
CHANGES DURING THE YEAR ENDED DECEMBER 31, 2019:
Issuance of Common Stock and warrants	-	-	2,237,364	223	457,232	-	-	-	457,455
Waiver of fee by related party	-	-	-	-	243,377	-	-	-	243,377
Issuance of redeemable Convertible Preferred Stock and related Beneficial Conversion Feature	10,344,828	-	-	-	300,000	-	-	-	300,000
Accretion of redeemable Preferred Stock for Beneficial Conversion Feature	-	300,000	-	-	(300,000)	-	-	-	(300,000)
Stock-based compensation	-	-	-	-	12,468	-	-	-	12,468
Other comprehensive income	-	-	-	-	-	-	-	8,618	8,618
Net loss for the period	-	-	-	-	-	-	(1,874,135)	-	(1,874,135)
BALANCE AT DECEMBER 31, 2019	10,344,828	300,000	35,449,400	3,545	10,042,496	30,000	(10,602,292)	115,488	(410,763)
CHANGES DURING THE YEAR ENDED DECEMBER 30, 2020:
Conversion Preferred Stock to Common Stock	(10,344,828)	(300,000)	10,344,828	1,034	298,966	-	-	-	300,000
Issuance of Common Stock	-	-	864,997,122	86,500	90,500	-	-	-	177,000
Issuance of Common Stock to service provider	-	-	29,633,186	2,963	9,155,101	-	-	-	9,158,064
Waiver of fee by related party	-	-	-	-	11,417	-	-	-	11,417
Warrants issued in connection with convertible notes (Note 5)	-	-	-	-	301,665	-	-	-	301,665
Issuance of Common Stock in exchange investment in marketable securities	-	-	2,143,470	214	514,072	-	-	-	514,286
Other comprehensive loss	-	-	-	-	-	-	-	(9,652)	(9,652)
Net loss for the period	-	-	-	-	-	-	(8,639,159)	-	(8,639,159)
BALANCE AT DECEMBER 31, 2020	-	-	942,568,006	94,256	20,414,217	30,000	(19,241,451)	105,836	1,402,858

The accompanying notes are an integral part of the consolidated financial statements.

CITRINE GLOBAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars except)

	Year ended
	December 31
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,639,159)	$(1,874,135)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,992	30,680
Finance expenses, net	2,026	-
Interest with respect to convertible notes	287,797	-
Interest and change in fair value of short-term loan measured at fair value	(20,185)	-
Inventory subject to refund	1,299	44,488
Inventory impairment	-	176,183
Change in fair value of trading securities	(7,329)	-
Gain from deconsolidation of a subsidiary (Note 4)	(52,330)	-
Share based payment to a service provider	7,421,531	-
Fair value adjustment of liability in connection with stock exchange agreement (Note 8)	71,722	-
Management fee waiver by a related party	11,417	243,377
Stock-based compensation	-	12,468
Changes in operating assets and liabilities:
Note payable	-	42,866
Accounts receivable	(5,714)	171,938
Net changes in operating leases	(864)	-
Related parties	(11,372)	-
Other current assets	(21,928)	-
Inventory	6,789	56,730
Accounts payable and accrued expenses	258,273	(23,591)
Deferred revenue	(4,998)	-
Refund liability	-	(71,837)
Liability for severance pay	-	(34,744)
Net cash used in operating activities	(696,033)	(1,225,577)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,830)	(10,977)
Net cash outflow from deconsolidation of a subsidiary (Appendix A)	(13,810)	-
Investment valued under the measurement alternative (Note 3)	(450,000)	-
Short-term loan (Note 8)	(145,000)	-
Severance pay fund	-	30,180
Long-term deposit	-	7,739
Net cash provided by (used in) investing activities	(614,640)	26,942

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties’ loans	154,341	-
Proceeds from issuance of redeemable convertible Preferred Stock	-	300,000
Proceeds from issuance of Common Stock	177,000	457,455
Proceeds from the issued convertible notes and warrants	1,170,000	-
Net cash provided by financing activities	1,501,341	757,455

Effect of exchange rates on cash and cash equivalents	(2,026)	(15,899)

Net increase (decrease) in cash and cash equivalents	188,642	(457,079)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	17,636	474,715

CASH AND CASH EQUIVALENTS AT END OF PERIOD	206,278	17,636

The accompanying notes are an integral part of the consolidated financial statement

CITRINE GLOBAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars except)

	Year ended
	December 31
	2020	2019
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	-	-
Taxes	-	-

Non-cash transactions:
Conversion Preferred Stock to Common Stock	300,000	-
Issuance of Common Stock in exchange investment in trade securities	514,286	-

Appendix A - Net cash outflow from deconsolidation of a subsidiary
Working capital (excluding cash and cash equivalents), net	(217,111)	-
Long term assets	155,988	-
Long term liabilities	(5,017)	-
Gain from deconsolidation of a subsidiary	52,330	-
	(13,810)	-

CITRINE GLOBAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

Citrine Global, Corp. (“Citrine Global” or the “Company”) was incorporated under the laws of the State of Delaware on May 26, 2010. The Company’s Common Stock is traded in the United States on the OTCQB market under the ticker symbol “CTGL.”

As reported in the Company’s annual report on Form 10-K for the year ended December 31, 2019, during 2019 the Company’s board of directors (the – “Board”) explored strategic alternatives, which the Company had previously reported might include future acquisitions, a merger with another company, the sale of the Company, or a potential sale of certain assets, including the Company’s then wholly-owned subsidiary Novomic Ltd. (“Novomic”), a technology company engaged in the design, development, and commercialization of unique proprietary and patented delivery platform utilizing vaporization of various natural compounds for multiple health, beauty and wellness applications.

As of December 31, 2019, the Company had incurred accumulated losses of approximately $10.6 million, and based on the Company’s projected cash flows, and Company’s cash balance, the Company’s management was of the opinion that without further fundraising, it would not have sufficient resources to enable it to continue advancing its activities, including the development, manufacturing, and marketing of its products, which cast substantial doubt on the entity’s ability to continue as a going concern.

On January 6, 2020, the Company’s predecessor company, TechCare Corp., a Delaware corporation (“TechCare”), and Citrine S A L Investment & Holdings Ltd., an Israeli corporation and a major shareholder of the Company (“Citrine S A L”), and a group of related persons and entities (the “Citrine S A L Group”) entered into a Common Stock Purchase Agreement (the “Citrine S A L Group Agreement”), which was later amended and restated on February 23, 2020 (the “AR Citrine S A L Group Agreement”). Pursuant to the AR Citrine Agreement, TechCare agreed to sell Citrine S A L Group and its group of business partners, up to an aggregate of 893,699,276 shares of TechCare’s common stock, representing approximately 95% of TechCare’s fully diluted capital, in two tranches, with the initial tranche of up to 452,063,196 shares of the TechCare’s common stock to be sold conditioned upon (i) the resignation of the Company’s existing members of its board of directors (the “Board”), consisting of Oren Traistman and Yossef De-Levy, (ii) the appointment of each of Ora Elharar Soffer (formerly Ora Meir Soffer), Ilan Ben Ishay and Ilanit Halperin as members of the Board, and (iii) the transfer of the TechCare’s signatory rights to all Company bank accounts in the name of Citrine S A L Group’s nominee. In addition, the AR Citrine S A L Group Agreement provides for the second tranche of up to the remaining number of shares of common stock that will result in Citrine S A L Group, owning 95% of the TechCare’s fully diluted capital stock, to be sold conditioned upon the filing of the Company’s previously approved amendment to its First Amended and Restated Certificate of Incorporation to increase the Company’s authorized capital.

On January 6, 2020, definitive agreements were executed for the sale of 90% of the shares in Novomic Ltd. (“Novomic”) to Traistman Radziejewski Fundacja Ltd. (“TRF”), which was completed on May 14, 2020 (the “Novomic Divestment”), and for the issuance and sale of a number of shares equal after the issuance to 95% of the fully diluted capital stock of the Company to Citrine S A L Group, which was amended on February 23, 2020, to provide for the issuance and sale of the shares in stages (the “Citrine Global Transaction”). Shares of the Company were issued and sold in accordance with this amended agreement to Citrine S A L Group on February 27, 2020, March 5, 2020, and, after the Company amended its Certificate of Incorporation to increase its authorized share capital, on November 11, 2020.

On February 27, 2020, the resignations of all then serving directors of the Company became effective, and the appointments of Ora Elharar Soffer, Ilan Ben-Ishay, and Ilanit Halperin as new directors became effective. Zviel Gedalihou was appointed as Chief Financial Officer of the Company on March 17, 2020 and was replaced in that role by Ilanit Halperin on May 27, 2020, and Ora Elharar Soffer was appointed Chief Executive Officer of the Company on May 7, 2020. Doron Birger was appointed as a fourth director on September 3, 2020.

CITRINE GLOBAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On July 21, 2020, the Israeli Subsidiary began to work with certain Company shareholders, Beezz Home Technologies Ltd., in which Ora Elharar Soffer, our chairperson and CEO holds shares, and Golden Holdings Neto Ltd., in which Ilan Ben-Ishai, a director of the Company, holds shares, have been working towards establishing an Operational Innovation Center focuses on the medical cannabis industry, CBD, hemp, botanical, food supplements and cosmetics products. Our Board approved the Israeli Subsidiary to proceed with preparations for entering into an agreement to incorporate a new company, named Cannovation Center Israel Ltd., with Beezz Home Technologies Ltd.and Golden Holdings Neto Ltd., and to accept limitations on the Israeli Subsidiary’s rights in the Cannovation Center if and as mandated under Israeli regulations on the involvement of foreign entities.

On August 4, 2020, the Board of the Company approved for the Company and its Israeli Subsidiary to proceed with preparations for investing in iBOT Israel Botanicals Ltd., an Israeli botanical nutraceutical company (“iBOT”). iBOT has a manufacturing facility for a wide range of botanical formulations, and part of its strategy is to combine this with hemp and cannabidiol (“CBD”). The Board gave its approval, subject to agreement of definitive terms and receipt of all necessary corporate and other approvals, for a proposed transaction in which (1) the Company would have an option to make one or more investments during a period of 12 months in an aggregate amount of up to $1 million; (2) the investments may be through loans, direct equity purchases, or other means, and would be based on milestones; and (3) iBOT would grant the Company a 25% discount in its next fundraising. In addition, the Board approved for the Company to proceed with preparations for entering a services agreement with iBOT pursuant to which the Company would provide consulting and other services to iBOT. iBOT is controlled by an affiliate of the Company. The Company is still in the process of examining the cooperation and investment in iBOT.

CITRINE GLOBAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As part of this process, the Israeli Subsidiary established a new Israeli subsidiary Cannovation Center Israel Ltd, which was incorporated on August 20, 2020 (the “Cannovation Center Subsidiary”) and the Company’s Israeli Subsidiary holds 60% of the shares in the Cannovation Center Subsidiary.

On August 20, 2020, Israeli Subsidiary, Beezz Home Technologies Ltd., and and Golden Holdings Neto Ltd. incorporated Cannovation Center Israel Ltd. Israeli Subsidiary holds 60% of Cannovation Center Israel Ltd.’s shares, while each of Beezz Home Technologies Ltd.and Golden Holdings Neto Ltd. holds 20% of its shares.

On November 22, 2020, certain of the Company’s stockholders representing more than 50% of the Company’s outstanding share capital (the “Majority Consenting Stockholders”) approved an amendment to the Company’s Certificate of Incorporation (the “Reverse Stock Split Certificate of Amendment”) in order to effect a reverse stock split of the Company’s common stock pursuant to a range of between 40-to-1 and 100-to-1 (the “Reverse Stock Split”). Pursuant to the Reverse Stock Split, each forty or one hundred shares of common stock, as shall be determined by the Board at a later time, will be automatically converted, without any further action by the stockholders, into one share of common stock. No fractional shares of common stock will be issued as the result of the Reverse Stock Split. Instead, each stockholder of the Company will be entitled to receive one share of common stock in lieu of the fractional share that would have resulted from the Reverse Stock Split. In addition, the Majority Consenting Stockholders also approved the elimination of the Company’s entire authorized class of fifty million (50,000,000) undesignated preferred stock, thereby reducing the total number of shares of capital stock that the Company may issue from one billion five hundred fifty-thousand (1,550,000,000) shares to one billion five hundred thousand (1,500,000,000) shares, all of which are designated as common stock (the “Certificate of Elimination”). The Certificate of Elimination will be effective upon the filing with the Secretary of the State of Delaware, which was not completed as of the date of this annual report’s filing. The Reverse Stock Split Certificate of Amendment will be effective upon receipt of approval from the Financial Industry Regulatory Authority (“FINRA”) and the filing with the Secretary of the State of Delaware, which both were not completed as of the date of the audit of the financial statements.

On December 30, 2020, the Ministry of the Economy of the Israeli government approved the grant of 10,000 square meters of industrial land in the Yeruham Biopharma Park to Cannovation Center Israel for building the Cannovation Center, that will include factories, laboratories, logistics and a distribution center for the medical cannabis, CBD, hemp and botanicals industries.

Citrine S A L , on behalf of itself and its affiliates and related parties, has furnished the Company with an irrevocable letter of obligation to financially support the Company until June 30, 2022 that will allow it to be operational as planned and budgeted through this period (the “Irrevocable Letter”).

Based on the Company’s current cash balances, capital raised during the year ended December 31, 2020 and the Irrevocable Letter, the Company has sufficient funds for its plans for the next twelve months from the issuance of these financial statements. As the Company is embarking on its new activity as detailed herein, it is incurring losses. It cannot determine with reasonable certainty when and if it will have sustainable profits.

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (SARS-CoV-2) to be a global pandemic (COVID-19), which continues to spread throughout the world. The COVID-19 pandemic is having significant effects on global markets, supply chains, businesses, and communities. Specifically with respect to the Company, COVID-19 may impact various parts of its 2021 plans, operations and financial results, including but not limited to difficulties in obtaining additional financing. The Company believes it is taking appropriate actions to mitigate the negative impact, including by focusing its activities initially only within the country of Israel. However, the full impact of COVID-19 is unknown and cannot be reasonably estimated as these events are still developing.

CITRINE GLOBAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

The financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Citrine Global, and its subsidiary, CTGL – Citrine Global Israel Ltd. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates include fair value estimates of derivative liabilities and assets discussed in Notes 5 and 8, as well as the estimated service period related to share based payment to the Company’s legal advisor (refer to Note 6). Actual results could differ from those estimates.

Functional Currency and Foreign Currency Translation and Transactions.

Effective May 14, 2020, the Company adopted the U.S. dollar as its functional currency. Prior to May 14, 2020, the functional currency of the Company was the New Israeli Shekel (“NIS”). The change in functional currency of the Company is due to the increased exposure to the U.S. dollar as a result of Sale of the Novomic as described in Note 4 below.

Therefore, the currency of the primary economic environment in which the operations of the Company and its subsidiaries are conducted is the U.S. dollar.

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. All exchange gains or losses arising from translation of these foreign currency transactions are included in net loss for the year.

CITRINE GLOBAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash and cash equivalents

Cash equivalents are short-term highly liquid investments which include short term bank deposits (up to three months from date of deposit), that are not restricted as to withdrawals or use that are readily convertible to cash with maturities of three months or less as of the date acquired.

Property, plant and equipment, net

1.	Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. When an asset is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition is reflected in the Statements of Operations and Comprehensive Loss.

2.	Rates of depreciation:

%

Computers and software	33
Electronic equipment	15
Office furniture and equipment	7 – 6
Leasehold improvements	10
Machinery and equipment	mainly 20

Trading securities and short-term loan measured at fair value

The Company accounts for its investments in trade securities in accordance with Accounting Standards “ASC”) No. 320, “Investments—Debt and Equity Securities.” The Company determines the appropriate classification of its investments in trading securities at the time of purchase and re-evaluates the fair value at each balance sheet date. As of December 31, 2020, all of the Company’s investments in trading securities are classified as held for trade (see also Note 8). Therefore, the Company’s trading securities are recorded at fair value on the balance sheet as well as the short-term loan measured at fair value according to the company’s election. Changes in fair value of trading securities and short-term loan are recorded in financing income (expenses), net in the consolidated statement of operations.

CITRINE GLOBAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Impairment of long-lived assets

The Group’s long-lived assets are reviewed for impairment in accordance with ASC Topic 360, “Property, Plant and Equipment”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.

Derivatives

Derivative instruments are recognized on the balance sheet at their fair value, with changes in the fair value recognized as a component of financial expenses, net in the statements of income.

Once determined, derivative liabilities and assets are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives.

Deferred income taxes

The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes”. Accordingly, deferred income taxes are determined utilizing the asset and liability method based on the estimated future tax effects of differences between the financial accounting and the tax bases of assets and liabilities under the applicable tax law. Deferred tax balances are computed using the enacted tax rates expected to be in effect when these differences reverse. Valuation allowances in respect of deferred tax assets are provided for, if necessary, to reduce deferred tax assets to amounts more likely than not to be realized.

The Company accounts for uncertain tax positions in accordance with ASC Topic 740-10, which prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements. According to ASC Topic 740-10, tax positions must meet a more-likely-than-not recognition threshold. The Company’s accounting policy is to classify interest and penalties relating to uncertain tax positions under income taxes, however the Company did not recognize such items in its fiscal 2020 and 2019 financial statements and did not recognize any liability with respect to an unrecognized tax position in its balance sheets.

CITRINE GLOBAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenue recognition

Revenues are recognized when delivery has occurred and there is persuasive evidence of an agreement, the fee is fixed or determinable and collection of the related receivables is reasonably assured, and no further obligations exist.

Revenues from sales of products are recognized when title and risk and rewards for the products are transferred to the customer.

Research and development expenses

Research and development costs consist primarily of employee compensation expenses, materials, laboratory supplies, costs s for facilities and equipment. Expenditures for research and development are expensed as incurred.

Basic and diluted loss per ordinary share

Basic loss per share of Common Stock is computed by dividing the loss for the period applicable to holders of shares of Common Stock, by the weighted average number of shares of Common Stock outstanding during the period. Securities that may participate in dividends with the shares of Common Stock (such as the convertible Preferred Stock) are considered in the computation of basic loss per share under the two-class method. However, in periods of net loss, only the convertible Preferred Stock are considered, since such shares have a contractual obligation to share in the losses of the Company.

In computing diluted loss per share, basic loss per share is adjusted to reflect the potential dilution that could occur upon the exercise of potential shares. Accordingly, in periods of net loss, no potential shares are considered.

Stock-based compensation

The Company measures and recognizes the compensation expense for all equity-based payments based on their estimated fair values in accordance with ASC 718, “Compensation-Stock Compensation”. Share-based payments including grants of stock options are recognized in the statement of comprehensive loss as an operating expense based on the fair value of the award at the date of grant. The fair value of stock options granted is estimated using the Black-Scholes option-pricing model. The Company has expensed compensation costs, net of estimated forfeitures, applying the accelerated vesting method, over the requisite service period or over the implicit service period when a performance condition affects the vesting, and it is considered probable that the performance condition will be achieved.

CITRINE GLOBAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair value

Fair value of certain of the Company’s financial instruments including cash, accounts receivable, accounts payable, accrued expenses, and other accrued liabilities approximate cost because of their short maturities. The Company measures and reports fair value in accordance with ASC 820, “Fair Value Measurements and Disclosure” defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.

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

Fair value measurements are required to be disclosed by the Level within the fair value hierarchy in which the fair value measurements in their entirety fall. Fair value measurements using significant unobservable inputs (in Level 3 measurements) are subject to expanded disclosure requirements including a reconciliation of the beginning and ending balances, separately presenting changes during the period attributable to the following: (i) total gains or losses for the period (realized and unrealized), segregating those gains or losses included in earnings, and a description of where those gains or losses included in earning are reported in the statement of operations.

CITRINE GLOBAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Balance as of December 31, 2020
	Level 1	Level 2	Level 3	Total

Trading securities (Note 8)	-	521,615	-	521,615
Short-term loan measured at fair value (Note 8)	-	-	165,185	165,185
Total assets	-	521,615	165,185	686,800

Liabilities:
Fair value of convertible component in convertible notes (Note 5)	-	-	381,147	381,147
Fair Value of forward option (Note 8)	-	-	71,722	71,722
Total liabilities	-	-	452,869	452,869

The following table presents the changes in fair value of the level 3 liabilities for the year ended December 31, 2020:

Changes in Fair value
Assets:
Outstanding at January 1, 2020	-
Fair value of issued level 3 assets	145,000
Changes in fair value	20,185
Outstanding at December 31, 2020	165,185

Liabilities:
Outstanding at January 1, 2020	-
Fair value of issued level 3 liability	350,608
Changes in fair value	102,261
Outstanding at December 31, 2020	452,869

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents as well as certain other current assets that do not amount to a significant amount. Cash and cash equivalents, which are primarily held in Dollars and New Israeli Shekels, are deposited with major banks in Israel and United States. Management believes that such financial institutions are financially sound and, accordingly, minimal credit risk exists with respect to these financial instruments. The Company does not have any significant off-balance-sheet concentration of credit risk, such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

CITRINE GLOBAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contingencies

The Company records accruals for loss contingencies arising from claims, litigation and other sources when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available. Legal costs incurred in connection with loss contingencies are expensed as incurred.

Recent Accounting Pronouncements

Accounting Pronouncements Adopted in 2020

In June 2016, the Financial Accounting Standards Board (“FASB”) issued an ASU that supersedes the existing impairment model for most financial assets to a current expected credit loss model. The new guidance requires an entity to recognize an impairment allowance equal to its current estimate of all contractual cash flows the entity does not expect to collect. The Company adopted this guidance effective January 1, 2020, with no material impact on its consolidated financial statements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments. This guidance replaces the current incurred loss impairment methodology. Under the new guidance, on initial recognition and at each reporting period, an entity is required to recognize an allowance that reflects its current estimate of credit losses expected to be incurred over the life of the financial instrument based on historical experience, current conditions and reasonable and supportable forecasts.

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

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure

Framework — Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU No. 2018-13”) as part of the FASB’s broader disclosure framework project. ASU No. 2018-13 removes, modifies and adds certain disclosures, providing greater focus on requirements that clearly communicate the most important information to the users of the financial statements with respect to fair value measurements. The Company’s adoption of ASU No. 2018-13 as of January 1, 2020 did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). The amendments in this ASU simplify the accounting for income taxes, eliminates certain exceptions to the general principles in Topic 740 and clarifies certain aspects of the current guidance to improve consistent application among reporting entities. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021 and interim periods within annual periods beginning after December 15, 2022, though early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued. This standard is not expected to have a material impact to the Company’s consolidated financial statements after evaluation.

CITRINE GLOBAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In August 2020, the FASB issued ASU No. 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”. ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible Preferred Stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current U.S. GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective for public companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of ASU 2020-06 will have on the Company’s consolidated financial statement presentation or disclosures.

Other new pronouncements issued but not effective as of December 31, 2020 are not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3 - INVESTMENT VALUED UNDER THE MEASUREMENT ALTERNATIVE

On June 22, 2020, the Company entered into a share purchase agreement with Nanomedic Technologies Ltd., an Israeli private company and a related party as further described below (“Nanomedic”) as part of an A-1 funding round open only to existing Nanomedic shareholders and their affiliates. Nanomedic developed SpinCare™, a system that integrates electrospinning technology into a portable, bedside device, offering immediate wound and burn care treatment. The Company paid $450,000 for A-1 preferred shares of Nanomedic and also received warrants to purchase A-1 preferred shares. Such investment represents a holding of approximately 3.3% in Nanomedic. The round raised approximately $2.2 million in total. Citrine S A L and certain of its partnerships, all affiliates of the Company, were already beneficial shareholders of Nanomedic immediately prior to the A-1 funding round. Ilan Ben-Ishay, a director of the Company was already a beneficial shareholder of Nanomedic immediately prior to the A-1 funding round. Ora Meir Soffer, chairperson and CEO of the Company, was already a director of both Nanomedic and its Israeli parent company Nicast Ltd. immediately prior to the A-1 funding round, and she was also already a beneficial shareholder of Nanomedic immediately prior to the A-1 funding round.

The Company accounts for the investment in Nanomedic in accordance with the provisions of ASC 321, “Investments - Equity Securities”, and elected to use the measurement alternative therein. The investment will be re-measured upon future observable price change(s) in orderly transaction(s) or upon impairment, if any.

CITRINE GLOBAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - SALE OF NOVOMIC

As described in Note 1 above, on January 6, 2020, definitive agreements were executed for the sale of 90% of the shares in Novomic to TRF, which was completed on May 14, 2020. The remaining investment in Novomic (represents 10% holding) is not presented within the Company’s condensed consolidated balance sheet as of December 31, 2020, as it had no significant value as of that date. Starting on the deconsolidation date, the remaining investment in Novomic is accounted as an investment valued under the measurement alternative as described in Note 2 above.

The following table summarizes the assets and liabilities of Novomic as of the deconsolidation date:

Cash and cash equivalents	13,810
Working capital (excluding cash and cash equivalents), net (deficit)	(217,111)
Long term assets	155,988
Long term liabilities	(5,017)
(52,330)
Amounts received	-
GAIN FROM DECONSOLIDATION OF A SUBSIDIARY	$52,330

NOTE 5 – CONVERTIBLE NOTES

On April 1, 2020 the Company entered into a Convertible Note Purchase Agreement (the “CL Agreement”) with Citrine S A L , WealthStone Private Equity Ltd, WealthStone Holdings Ltd, Golden Holdings Neto Ltd, Beezz Home Technologies Ltd, Citrine Biotech 5 LP, Citrine High Tech 6 LP, Citrine High Tech 7 LP, Citrine 8 LP, Citrine 9 LP and Citrine Biotech 10 LP (together, the “Buyer”), all of which are affiliated with the Company. Under the CL Agreement, the Buyer agreed to purchase and the Company agreed to issue and sell, for up to an aggregate principal amount of up to $1,800 thousand, notes convertible into shares of Common Stock of the Company (the “Notes”), with a drawdown period starting on April 1, 2020 and ending upon the earlier of (i) 6 months thereafter and (ii) the consummation of a public offering by the Company. The CL Agreement provides that the Notes will bear an annual interest rate of six percent (6%) and that the conversion price per share of Common Stock shall equal 85% multiplied by the market price (as defined in the Notes), representing a discount of 15%, and that each Note will mature 18 months following the payment date. See Note 12A below.

On April 19, 2020 and June 12, 2020, the Company provided draw down notices under the CL Agreement for amounts of $170 thousand and $1 million, respectively, which were received in cash by the Company.

On June 12, 2020, the CL Agreement was amended (hereafter “Amendment”) to provide that for each draw down made by the Company under the CL Agreement, the Buyer shall be entitled to receive two types of warrants: A warrants and B warrants, with the A warrants exercisable at any time between 6 and 12 months after issuance for an exercise price per share equal to 1.25 times the average of the closing prices of the 3 trading days preceding the draw down, and the B warrants exercisable at any time between 6 and 24 months after issuance for an exercise price per share equal to 1.5 times the average of the closing prices of the 5 trading days preceding the draw down, and that the number of each of the A warrants and the B warrants issued will be equal to the draw down amount divided by the average of the closing prices of the 3 trading days preceding the draw down, and that these amended terms will apply in respect of all draw downs, including drawdowns made prior to the date of the amendment. On April 12, 2021, the parties to the CL Agreement amended the agreement, so that (i) the annual interest on the Notes should be changed to nine percent (9%) applicable from January 1, 2021, (ii) the Company shall repay the loans at the time it consummates an investment of at least $5 million in the Company’s securities, and (iii) the exercise prices of each of the A warrants and B warrants be modified to $0.10 per share, and the term of the warrants be extended by one (1) year for the A warrants and B warrants.

CITRINE GLOBAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value of the conversion feature (hereafter “Convertible Component”) was estimated using the Monte Carlo Simulation Model to compute the Convertible Component’s fair value. The assumptions used to perform the Monte-Carlo simulation model were consistent with those utilized in the Company’s Black-Scholes valuation for stock options are detailed below:

	June 12, 2020	December 31, 2020
Expected volatility (%)	64.71%	164.43%
Risk-free interest rate (%)	0.18%	0.1%
Expected dividend yield	0.0%	0.0%
Contractual term (years)	1.5	0.95
Conversion price	(* )	(* )
Underlying share price (U.S. dollars)	0.21	0.045
Convertible notes amount	1,275,204	1,275,204
Fair value of the conversion feature (U.S. dollars)	285,028	381,147

(*) the conversion price is 85% of the share price, during the period of 5 days preceding the conversion date.

Warrants

As mentioned above, as part of the Amendment, the Company issued the Buyer 5,589,172 A warrants and 5,589,172 B warrants to purchase a total of 11,178,344 shares of Common Stock of the Company.

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

Convertible Notes

The drawdowns notice amount, net of the Conversion Component and the warrants amounts (hereafter “Convertible notes”), is $580,925 as of the agreement date. The convertible notes are accounted for according to the effective interest method.

CITRINE GLOBAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – SHAREHOLDERS’ EQUITY

Description of the rights attached to the Shares in the Company:

Common Stock:

Each share of Common Stock entitles the holder to one vote, either in person or by proxy, at meetings of stockholders. The holders of Common Stock are not permitted to vote their shares cumulatively. Accordingly, the holders of the Company’s Common Stock who hold, in the aggregate, more than fifty percent of the total voting rights can elect all of the directors and, in such event, the holders of the remaining minority shares will not be able to elect any of such directors. The vote of the holders of a majority of the issued and outstanding shares of Common Stock entitled to vote thereon is sufficient to authorize, affirm, ratify or consent to such act or action, except as otherwise provided by law.

Transactions:

On January 29, 2020, holders of 10,344,828 redeemable convertible Series A Preferred Stock, converted their shares into 10,344,828 shares of Common Stock . See also Note 9 below.

The terms of the transaction for the issuance of 893,699,276 shares of Common Stock in total are described in Note 1 above. During February and March 2020, the Company issued 432,996,555 shares of Common Stock, par value $0.0001, to investors in respect of the transaction described in Note 1 above, for a total consideration of $45 thousand, and on November 12, 2020 , the Company issued the remaining 445,702,721 shares of Common Stock pursuant to the terms of the transaction for the issuance of 893,699,276 shares of Common Stock in total are described in Note 1 above.

On March 5, 2020 the Company issued 15,000,000 shares of Common Stock to its legal advisor in respect of legal consulting services, with respect to the Citrine Global Transaction as well as other legal services, as agreed between the parties, which, as of December 31, 2020, is expected to be provided until February 28, 2021. The Company estimated the fair value of the shares issued based on the share price at the grant date at $4,785 thousand, of which $3,751 thousand were recorded as share based compensation expense in the year ended December 31, 2020, and the remaining was recorded as prepaid share based payment.

On May 14, 2020 the Company amended its Certificate of Incorporation to reflect the increase of its authorized capital by one billion shares of Common Stock.

On November 11, 2020, the Company issued additional 13,222,082 shares of Common Stock to its legal advisor pursuant to the above agreement. The Company estimated the fair value of the shares issued based on the share price at the grant date at $4,218 thousand, of which $2,109 thousand were recorded as share based compensation expense in the year ended December 31, 2020, and the remaining was recorded as prepaid share based payment.

The prepaid services will be expensed over the attribution period of the remaining legal consulting services. Such expense is included in the Marketing, general and administrative expenses within the condensed consolidated statements of operations and comprehensive loss.

On November 11, 2020, the Company issued 1,411,104 shares of Common Stock to its Chief Financial Officer. The Company estimated the fair value of the shares issued based on the share price at the grant date at $155 thousand and recorded a share based compensation expense in the year ended December 31, 2020.

On October 8, 2020, the Board approved a reverse stock split of the Company’s authorized, issued and outstanding shares of Common Stock, at a ratio between 1-for-40 to 1-for-100, subject to the approval of the Company’s stockholders (the “Reverse Stock Split”). The final ratio of the Reverse Stock Split will be determined by the Board at a later date. Since such reverse stock split was not approved yet as of the approval date of these financial statements, it is not reflected in any share information disclosed within these financial statements.

On November 8, 2020, the Board approved an amendment to its Certificate of Incorporation to remove from its authorized capital stock of the Company the fifty million (50,000,000) shares of undesignated Preferred Stock, subject to the approval of the Company’s stockholders. No shares of Preferred Stock are currently outstanding, and such removal and cancellation would remove the authority of the Board or any authorized committee thereof to provide for the issuance of shares of Preferred Stock without further approval of the Company’s stockholders.

NOTE 7 – STOCK OPTIONS

During March 2017, the Company granted to certain non-employees options to purchase 521,065 of the Company’s Common Stock for an exercise price of $0.0001 per share. The options granted were fully vested on the date of the grant and exercisable into the Company’s Common Stock at a 1:1 ratio for 5 years from the date of the grant. These options were waived and cancelled in the first quarter of 2020 in connection with the Citrine Global Transaction.

The following table presents the Company’s stock option activity for employees and directors of the Company for the year ended December 31, 2020:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2019	521,065	0.0011
Granted	-	-
Exercised	-	-
Forfeited or expired	(474,303)	0.0011
Outstanding at December 31, 2020	46,762	0.0011
Number of options exercisable at December 31, 2020	46,762	0.0011

CITRINE GLOBAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – AGREEMENTS WITH INTELICANNA LTD

On May 31, 2020, the Company entered into a strategic partnership with Intelicanna Ltd., an Israeli medical cannabis company listed on the Tel Aviv Stock Exchange with ticker symbol INTL (“Intelicanna”), via a share exchange agreement (the “Share Exchange Agreement”) and an agreement for future issuance of shares( the “Agreement for Future Issuance of Shares”). The Share Exchange Agreement provides that (i) the number of shares each party issues to the other will be calculated by dividing $500 thousand by the volume weighted average price (VWAP) of the issuing party’s shares in the three trading days preceding the signing of the agreement, (ii) the issuance by Intelicanna will take place upon, and subject to, receipt of approval from the Tel Aviv Stock Exchange, and the issuance by the Company will follow immediately thereafter, and (iii) the parties may not sell the shares within the first six months after issuance, and thereafter the parties may sell the shares issued to them if the shares become registered through a prospectus approved by the relevant securities authority, or under an exemption provided by applicable securities law, subject to a limit on the number of shares either party may sell per day. The Agreement for future Issuance of Shares provides that a fall in a share price of a party, not exceeding 20%, measured six months after issuance of shares by both parties pursuant the Share Exchange Agreement, will be offset by the issuance of additional shares to the other party to bring up to $500 thousand the total value of the shares issued to the other party.

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

The fair value of such shares exchange agreement was estimated using the Black-Scholes option-pricing model and is presented among current liabilities within the Company’s condensed consolidated balance sheet.

The following are the data and assumptions used as of the balance sheet date related to future potential issuance of shares as describe above for potential fall in share price of a party, not exceeding 20%:

Derivative related to Intelicanna’s shares	December 31, 2020
Common Stock price	0.83
Expected volatility	57.61%
Conversion price (U.S. dollars)	0.64
Expected term	3.1 months
Risk free rate	0.09%
Expected dividend yield	0%
Fair value of the derivative (U.S. dollars)	27,975

Derivative related to Citrine Global’s shares	December 31, 2020
Common Stock price	0.046
Expected volatility	125.19%
Conversion price (U.S. dollars)	0.2
Expected term	3.1 months
Risk free rate	0.09%
Expected dividend yield	0%
Fair value of the derivative (U.S. dollars)	(99,697)

CITRINE GLOBAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On July 9, 2020, the Company transferred to Intelicanna NIS 500 thousand (approximately $145 thousand) on account of the above loan. The Company elected the fair value option to account for the short-term loan. See also Note 12B below.

Ilanit Halperin, a director and the Chief Financial Officer of the Company, is also the Chief Financial Officer of Intelicanna. Doron Birger, a director at the Company, is also the chairman of the board of directors of Intelicanna, effective April 12, 2021.

CITRINE GLOBAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – RELATED PARTIES

a.	On November 11, 2014, the Company entered into a consulting agreement with Mr. Yossef De-Levy (“Mr. De-Levy”), then a member of the Board. Pursuant to the consulting agreement, Mr. De-Levy received a gross monthly amount of NIS 5,000, which was updated on May 31, 2015, to NIS 10,000 (approximately $2,900). The foregoing payment was in addition to, and independent of, the fee that Mr. De-Levy was entitled to receive for continued services as a member of the Board. In March 2019 and April 2019, the Company entered into an amendment to the consulting agreement, according to which the monthly retainer was waived commencing on November 15, 2018, through December 31, 2019. The Company recorded the expense against equity. The consulting agreement was terminated on March 16, 2020, and the monthly retainer from December 31, 2019, was waived.

b.	On December 31, 2015, the Company entered into a consulting agreement with Zvi Yemini and with his affiliated entity Y.M.Y Industry Ltd. (“YMY”). Zvi Yemini served as Chairman of the Board until August 13, 2019, and as a Board member until November 14, 2019, and as Chief Executive Officer from February 15, 2019, until November 14, 2019. Pursuant to the consulting agreement, Mr. Yemini received a gross monthly amount of NIS 24,000 (approximately $6,200). The foregoing payment was in addition to, and independent of, the fee that Mr. Yemini was entitled to receive for continued services as a member of the Board. On February 22, 2017, the Company signed an amendment to the original agreement with Mr. Yemini and YMY. Pursuant to the amendment, Mr. Yemini’s monthly payment was increased to NIS 45,000 (approximately $13,000) starting in February 2017. In March 2019 and April 2019, the Company entered into an amendment to the consulting agreement, according to which the monthly retainer was waived commencing on November 15, 2018 through December 31, 2019. The consulting agreement was terminated on November 14, 2019, which was also the effective date of Zvi Yemeni’s resignation as a director of the Company and of his resignation as an officer of the Company.

c.	On July 31, 2016, the Company entered into a consulting agreement with Mr. Traistman, who was a member of the Board until February 27, 2020, including Chairman of the Board from August 13, 2019, and principal executive officer of the Company from November 14, 2019 until February 27, 2020. Pursuant to the consulting agreement, Mr. Traistman received a gross monthly amount of NIS 10,000 (approximately $2,900). In March 2019 and April 2019, the Company entered into an amendment to the consulting agreement, according to which the monthly retainer was waived commencing on November 15, 2018 through December 31, 2019. The consulting agreement was terminated on March 16, 2020 and the monthly retainer from December 31, 2019 was waived.

d.	On December 31, 2017, the Company entered into a consulting agreement with Mr. Ran Tuttnauer, a member of the advisory Board. Pursuant to the consulting agreement, Mr. Tuttnauer received a gross monthly amount of $2,000. In March 2019, the Company entered into an amendment to the consulting agreement, pursuant to which the monthly retainer was waived commencing on November 15, 2018. In April 2019 the consulting agreement was terminated.

e.	On April 28, 2019, the Company entered into a form of Securities Purchase Agreement with each of Y.M.Y. Industry Ltd. (“YMY”), Traistman Radziejewski Fundacja Ltd. (“TRF”) and Microdel Ltd. (together with YMY and TRF, the “Investors”) relating to an offering of an aggregate of 1,229,508 shares of the Company’s Common Stock at a purchase price of $0.183 per share for aggregate gross proceeds of approximately $225,000. In addition, the Company granted the Investors an option, for a period of twelve months, to purchase up to an additional 375,001 shares of Common Stock at a price per share of $0.60, for additional aggregate consideration of $225,000. The closing of the offering took place on April 29, 2019. Such option expired during the second quarter of 2020.

CITRINE GLOBAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

f.	On August 20, 2019, the Company entered into an additional form of securities purchase agreement with YMY and TRF, relating to an offering of an aggregate of 8,275,862 shares of the Company’s newly designated Series A Convertible Preferred Stock at a purchase price of $0.029 per share for aggregate gross proceeds of approximately $240,000. In addition, the Company granted YMY and TRF an option, for a period of twelve months, to purchase an additional 400,000 Series A Convertible Preferred Stock, in the aggregate, at a price per share of $0.60, for additional aggregate consideration of $240,000. The closing of the offering took place on August 29, 2019. Such option expired during the second quarter of 2020.

g.	On October 23, 2019, Novomic appointed Idan Traitsman to serve as the Chief Executive Officer of Novomic, effective immediately. In connection with Idan Traitsman’s appointment, the Company agreed to pay Idan Traitsman a monthly salary of NIS 10,000 (approximately $2,800) plus VAT. Idan Traistman is the brother of Mr. Traistman, who served as a director of the Company until February 27, 2020.

h.	On November 17, 2019, the Company entered into a form of securities purchase agreement with YMY and TRF, relating to an offering of an aggregate of 2,068,966 shares of the Company’s newly designated Series A Convertible Preferred Stock at a purchase price of $0.029 per share for aggregate gross proceeds of approximately $60,000 in 2019 and 931,034 shares of the Company’s newly designated Series A Convertible Preferred Stock at a purchase price of $0.029 per share for aggregate gross proceeds of approximately $27,000 in 2020. In addition, the Company granted YMY and TRF an option, for a period of twelve months, to purchase up to an additional 100,000 Series A Convertible Preferred Stock, in the aggregate, at a price per share of $0.60, for additional aggregate consideration of $60,000 with respect to the 2019 purchase and 45,000 Series A Convertible Preferred Stock, in the aggregate, at a price per share of $0.60, for additional aggregate consideration of $27,000 with respect to the 2020 purchase. Such option expired during the second quarter of 2020.

i.	Commencing February 2020, Ora Elharar Soffer, CEO and chairperson of the Board, is entitled to a monthly fee of $20,000 and certain reimbursements for traveling, lodging and other expenses on behalf of the Company. As of December 31, 2020, an amount of $210,200 represent compensation earned by Ora Elharar Soffer during the year ended December 31, 2020 but that was deferred until the Company consummated an investment of at least $1.8 million in the Company’s securities.

j.	Commencing February 2020, Ilanit Halperin, director, and Ilan Ben-Ishay, director, are each entitled to a monthly fee of $3,500 and certain reimbursements for traveling lodging and vehicle expenses on behalf of the Company. As of December 31, 2020, an amount of $34,109 represent compensation earned by Ilan Ben-Ishay during the year ended December 31, 2020 but that was deferred until the Company consummated an investment of at least $1.8 million in the Company’s securities.

k.	Commencing May 2020, Ilanit Halperin, CFO of the Company, is entitled to a monthly fee of an additional $3,500, resulting in an aggregate monthly fee of $7,000. As of December 31, 2020, an amount of $66,164 represent compensation earned by Ilanit Halperin during the year ended December 31, 2020 but was deferred until the Company consummated an investment of at least $1.8 million in the Company’s securities.

l.	Refer also to Note 3 and Note 8 regarding transactions with Nanomedic and Intelicanna, respectively.

m.	Refer also to Note 1 regarding establishment of a Cannovation Center.

n.	On August 4, 2020, the Board of directors of the Company approved for the Company and/or the Israeli Subsidiary (references in this paragraph to the Company include the Israeli Subsidiary) to proceed with preparations for investing iBOT. iBOT has a manufacturing facility for a wide range of botanical formulations, and part of its strategy is to combine this with hemp and CBD. The board gave its approval, subject to agreement of definitive terms and receipt of all necessary corporate and other approvals, for a proposed transaction in which (1) the Company would have an option to make one or more investments during a period of 12 months in an aggregate amount of up to $1 million (one million U.S. dollars); (2) the investments may be through loans, direct equity purchases, or other means, and would be based on milestones; and (3) iBOT would grant the Company a 25% discount in its next fundraising. In addition, the Board approved for the Company to proceed with preparations for entering a services agreement with iBOT pursuant to which the Company would provide consulting and other services to iBOT. iBOT is controlled by an affiliate of the Company. As of the date of these financial statements, such agreements have not yet been signed and the Company is still in the process of examining the cooperation with iBOT.

CITRINE GLOBAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – INCOME TAX

A.	United States resident companies are taxed on their worldwide income for corporate income tax purposes at a statutory rate of 21%. No further taxes are payable on this profit unless that profit is distributed. If certain conditions are met, income derived from foreign subsidiaries is tax exempt in the United States under applicable tax treaties to avoid double taxation.

Income of the Israeli Subsidiary is taxable from 2018 and onwards, at corporate tax rate of 23%.

The Company and its Israeli Subsidiary have not received final tax assessments since the Israeli Subsidiary’s inception.

As of December 31, 2020, the Company and the Israeli Subsidiary have carryforward losses for tax purposes of approximately $1,795,036 and $53,019, respectively, which can be offset against future taxable income, if any. As of December 31, 2019, Novomic’s carryforward tax losses amounted to $7,725 thousand.

B.	The following is reconciliation between the theoretical tax on pre-tax income, at the tax rate applicable to the Company (federal tax rate) and the tax expense reported in the financial statements:

	Year ended December 31
	2020	2019
	U.S. Dollars

Pretax loss	8,639,159	1,874,135
Federal tax rate	21%	21%
Income tax computed at the ordinary tax rate	1,814,223	393,568
Non-deductible expenses	874	6,831
Stock-based compensation	1,558,520	2,618
Fair value adjustments	41,468	-
Tax in respect of differences in corporate tax rates	(1,060)	(32,463)
Losses and timing differences in respect of which no deferred taxes were generated	214,421	416,582
	-	-

C.	Deferred taxes result primarily from temporary differences in the recognition of certain revenue and expense items for financial and income tax reporting purposes. Significant components of the Company’s future tax assets are as follows:

	Year ended December 31
Composition of deferred tax assets:	2020	2019

Research and development credit carry forwards	-	41,417
Provision for slow moving inventory	-	40,522
Non capital loss carry forwards	362,385	1,959,070
Valuation allowance	(362,385)	(2,041,009)
	-	-

CITRINE GLOBAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – LOSS PER ORDINARY SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the year. The weighted average number of shares of Common Stock used in computing basic and diluted loss per ordinary share for the years ended December 31, 2020 and 2019, are as follows:

	Year ended December 31
	2020	2019
	Number of shares

Weighted average number of shares of Common Stock outstanding attributable to ordinary shareholders	476,622,892	37,473,278
Total weighted average number of shares of Common Stock related to outstanding options, excluded from the calculations of diluted loss per share (*)	46,762	46,762

(*) The effect of the inclusion of option and convertible loans in 2020 and 2019 is anti-dilutive.

NOTE 12 – SUBSEQUENT EVENTS

a.	On March 31, 2021, the loan provided to Intelicanna by the Company was repaid with the 12% interest.
b.	On April 12, 2021, the parties to the CL Agreement amended the agreement, so that (i) the annual interest on the Notes should be changed to nine percent (9%) applicable from January 1, 2021, (ii) the Company shall repay the loans at the time it consummates an investment of at least $5 million in the Company’s securities, and (iii) the exercise prices of each of the A Warrants and B Warrants be modified to $0.10 per share, and the term of the warrants be extended by one (1) year for the A Warrants and B Warrants.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission (the “SEC”) rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and chairperson of the Board, and the Company’s principal financial officer, to allow for timely decisions regarding required disclosure. In designing and evaluating the Company’s disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the Company’s evaluation of the effectiveness of its disclosure controls and procedures as of December 31, 2020, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer , to allow timely decisions regarding required disclosure.

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

Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2020 as it identified no control deficiencies that constituted material weaknesses in the Company’s internal control over financial reporting, such that there is not a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Remediation Efforts of Previously Disclosed Material Weaknesses

As previously disclosed in our Annual Report on Form 10-K the Company identified material weaknesses in the Company’s internal control over financial reporting which are described below:

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

The material weaknesses could have resulted in the misstatement of account balances or disclosure resulting in a material misstatement to the annual or interim financial statements, that would not be prevented or detected due to insufficient accounting resources. These material weaknesses did not result in a misstatement to our consolidated financial statements.

In response to that material weaknesses, we implemented a remediation plan. As part of such remediation plan, during the year ended December 31, 2020, we recruited additional personnel with a requisite level of qualification and experience, including accounting and finance employees with the specific technical accounting and financial reporting experience necessary for a public company, including a chief financial officer, a corporate controller and a bookkeeping manager. We also engaged with additional third-party resources in order to strengh our controls. We have recruited these personnel after considering the appropriateness of each individual’s experience and believe that these personnel are qualified to serve in their current respective roles.

In addition, we re-evaluated our existing controls design in order to improve our processes and controls and to ensure appropriate segregation of duties for all key controls. The revised internal controls framwork addresses our accounting policies, period-end financial reporting sub-processes and segregation of duties.

Based on the actions taken, as well as the testing and evaluation of the design and operating effectiveness of these controls, we concluded that the material weaknesses previously identified were remediated as of December 31, 2020.

Management believes that the Company’s consolidated financial statements as of and for the years ended December 31, 2020 and 2019 are fairly stated, in all material respects, in accordance with US GAAP.

Attestation Report of Registered Public Accounting Firm

Not applicable.

Changes in Internal Control over Financial Reporting

Except for the remediation process of the previously identified material weaknesses discussed above , there were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

The following table sets forth the names and ages of the members of the board of directors and the executive officers and the positions held by each as of March 31, 2021.

Name	Age	Title
Ora Elharar Soffer	56	Chair of the Board and Chief Executive Officer

Ilanit Halperin	50	Director and Chief Financial Officer

Ilan Ben-Ishay	52	Director

Doron Birger	69	Director

Ora Elharar Soffer has been serving as our Chair of the Board and Chief Executive Officer since February 2020. Ms. Elharar Soffer is the entrepreneur behind the company and heads our business development efforts. Ms. Elharar Soffer is a prolific entrepreneur, CEO, investor, director and advisory board member with over 30 years of experience in investing and in promoting breakthrough technologies of various high-tech and biotech companies. Ora focuses on startups in the Israeli ecosystem and is an expert in leading and advising the companies in business strategy, positioning, investment, capital raising, financing, M&As and IPOs. Ms. Elharar Soffer serves as director or advisory board member in various companies. Ms. Elharar Soffer is the co-founder and CEO of Citrine SAL http://www.citrineinvestment.com/, an Israeli investment group with funds in various fields of technology, high-tech, and biotech. Citrine SAL funds include Citrine S A L Biotech, which specializes in healthcare, wellness solutions, digital health, medical devices, foodtech, botanical nutraceuticals, and more, and Citrine S A L High-Tech, which specializes in high-tech, cyber, IoT, hardware and software. Citrine SAL is involved in its portfolio companies as active venture capital funds, which combine financial investment with support and assistance for companies’ business strategies, capital raising, financing, M&As and IPOs. Citrine SAL has an experienced professional team and a leading array of consultants worldwide. Citrine S A L’s portfolio includes companies such as Nicast Ltd., Nanomedic Ltd., WellBe Digital Ltd., Biocep Ltd., Improdia Ltd., Intelicanna Ltd., iBOT Israel Botanicals Ltd., Cannbit Pharmaceuticals Ltd., Cannabliss Ltd., Novomic Ltd., Dario Health, BSP Medical, ICB - Israel China Biotechnology, and more. Citrine SAL is part of WealthStone Holdings Group http://www.wealthstone.co.il/, which specializes in alternative investments, real estate, technology and hedge funds. Ora serves as director on the managment boards of Nicast Ltd., Nanomedic Ltd., WellBe Digital Ltd., Biocep Ltd., iBOT Israel Botanicals Ltd., Cannabliss Ltd., Beezhome Technologies, Beyond Blade, and Citrine SAL. Ora is a board member of the Friends’ Association of Shenkar College and Israel’s National Hackathon. Ms. Elharar Soffer is a member of the Peres Center for Peace and Innovation and of Springboard Enterprises, a global organization accelerating women’s leadership in technology and biotech companies. Previously, Ms. Elharar Soffer was founder and CEO of Chip PC Technologies, managing and leading the company, turning it from a startup to a public and international technology company. She is also investor, shareholder and founder in OR1 Investment Ltd., Xseed, Cellergy, Beezhome Technologies, Beyond Blade and more. Ora is based in Israel.

Ilanit Halperin has been serving as our Chief Financial Officer since May 2020 and Director since February 2020. Ms. Halperin worked for over 21 years in one of the six largest accounting firms in Israel, for the last 11 years as a partner. She then set up her own office providing CPA and financial consulting and management services. For many years Ilanit has accompanied public and private companies in Israel and abroad in diverse sectors, including industrial companies, real estate companies, technology companies, tourism companies and more. Ilanit has extensive experience in auditing and preparing financial statements according to Israeli, international (IFRS) and US GAAP standards. Ilanit specializes in accompanying early and mature stage companies, providing, inter alia, tax advice, general financial consulting, assistance in preparing business plans, and assistance and accompaniment with investors, private placements and IPOs in Israel and the USA. Halperin has many years of experience accompanying NASDAQ and OTC-traded companies.

Ilan Ben-Ishay has been serving as a director since February 2020. Mr. Ben-Ishay is a diligent businessman, director, advisory board member, investor, owner and CEO with over 25 years of experience in taxation, finance and insurance, specialized in advising and leading customers, both private and institutional, on strategy, investment, capital raising, financing, M&As and IPOs. Mr. Ben-Ishay is a Major in the IDF Reserves. Mr. Ben-Ishay is CEO and co-founder of Neto Financial Planning, http://www.neto-finance.co.il, which has been operating for over 27 years and is one of the largest companies in the Israeli private and business financial planning and insurance industry. Neto has thousands of loyal customers, which it has been accompanying for many years, providing financial advisory services in respect of products with a market worth of over $3 billion. Ilan is chairman and co-founder of WealthStone Holdings Group (“WealthStone”), http://www.wealthstone.co.il/, a long-standing investment body with extensive financial knowledge and experience. WealthStone specializes in alternative investments, real estate, technology and hedge funds, and manages more than half a billion dollars in investments in Israel alone. In addition, Ilan is co-founder and an active board member of Superb Reality, which integrates machine learning, vision algorithms, AI, imaging optics and 3D into AR and VR imaging devices, and is investor and shareholder in Nicast Ltd., Nanomedic Ltd., and more. Ilan completed accounting studies and is an authorized pension insurance consultant. Ilan is based in Israel.

Doron Birger has been serving as a director since September 2020. Mr. Birger currently serves as the chairman of the board of directors of Intelicanna (TASE:INTL), and as a director of Icecure Medical Ltd. (TASE:ICCM), Kadimastem Ltd. (TASE:KDST), and Hera Med Ltd (ASX:HMD). Mr. Birger also serves as chairman and director of several private companies in Israel in the hi-tech sector mainly in the medical device field. From 2002 to 2007, Mr. Birger served as the chairman of the board of directors of Given Imaging Ltd. and later on as board member until February 2014. Mr. Birger served as chief executive officer of Elron Electronic Industries, Ltd., or Elron, from August 2002 to April 2009. Prior to that, he held other executive positions at Elron, including President since 2001, Chief Financial Officer from 1994 to August 2002, and Corporate Secretary from 1994 to 2001. Mr. Birger is a director of variety of non-profit organizations in Israel. Mr. Birger holds a B.A. and an M.A. in economics from the Hebrew University Jerusalem. Mr. Birger is based in Israel.

Family Relationships

There are no family relationships between any members of the Company’s executive management and its directors.

Committees of the Board of Directors

The Company does not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of its board of directors. As such, its entire Board acts as its audit committee.

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

Section 16(a) Compliance

Section 16(a) of the Securities and Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own beneficially more than ten percent (10%) of the Company’s Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Company pursuant to Section 16(a). No delinquent reports were filed during 2020 by the Company’s officers and directors and ten percent (10%) stockholders.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

No individual who served as our principal executive officer or acted in a similar capacity (the “PEO”) during any part of the year ended December 31, 2020 received compensation for such service. No individual received compensation of more than $100,000 during the year ended December 31, 2020.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Option Awards ($)(3)	All other compensation ($)	Total ($)

Ora Elharar Soffer, Chairperson of the Board and Chief Executive Officer	2020	220,000	-	-	15,400	235,400	(4)
	2019	-	-	-	-	-

Ilanit Halperin, Director and Chief Financial Officer (5)	2020	66,500	-	-	-	66,500	(6)
	2019	-	-	-	-	-

Zviel Gedalihou, Former Chief Financial Officer (5)	2020	-	-	-	-	-
	2019	-	-	-	-	-

Oren Traistman, Former Chairman of the Board of Directors and principal executive officer (7)	2020	-	-	-	-	-
	2019	37,873	-	-	-	37,873

Tali Dinar, Former Principal Financial and Accounting Officer (8)	2020	36,500	-	-	-	36,500
	2019	118,883	-	-	-	118,883

(1) Represents monthly retainer payments.

(2) Represents one-time discretionary cash bonuses to each of the executive officers.

(3) Represents stock-based compensation.

(4) Of this amount, $210,000 represent compensation earned by Ms. Elharar Soffer during the year ended December 31, 2020 but that was deferred until the Company consummated an investment of at least $1.8 million in the Company’s securities.

(5) Zviel Gedalihou was appointed as Chief Financial Officer of the Company on March 17, 2020 and was replaced in that role by Ilanit Halperin on May 27, 2020.

(6) Of this amount, $66,164 represent compensation earned by Ms. Halperin during the year ended December 31, 2020 but was deferred until the Company consummated an investment of at least $1.8 million in the Company’s securities.

(7) On February 27, 2020, Mr. Traistman voluntarily resigned from his position as the Chairman of the Board of Directors and principal executive officer of TechCare Corp., our predecessor company, following the closing of the Citrine Agreement.

(8) On February 27, 2020, Ms. Dinar voluntarily resigned from her position as the Principal Financial and Accounting Officer of TechCare Corp., our predecessor company, following the closing of the Citrine Global Transaction.

Consulting Agreements

We have entered into consulting agreements with each of Ms. Elharar Soffer, our Chairperson of the Board and Chief Executive Officer, and Ms. Halperin our Chief Financial Officer and director. The following are descriptions of the material terms of our executive officers’ services and employment agreements.

Consulting Agreement with Ora Elharar Soffer

In July 2020, we entered into a consulting agreement with Ms. Elharar Soffer, our Chairperson of the Board and Chief Executive Officer, effective as of February 1, 2020 and as long as the Ms. Elharar Soffer serves as a director of the Company, unless earlier terminated with or without cause by any party hereto by 180 days advance written notice. Pursuant to the consulting agreement, effective as of February 2020, Ms. Elharar Soffer receives a monthly retainer of $20,000 plus VAT. In addition, Ms. Elharar Soffer is entitled to a company car and reimbursement for certain expenses, which include travel, lodging and meals.

Consulting Agreement with Ilanit Halperin

In July 2020, we entered into a consulting agreement with Ms. Halperin our Chief Financial Officer and director, effective as of February 1, 2020 and as long as the Ms. Halperin serves as a director or Chief Financial Officer of the Company, unless earlier terminated with or without cause by any party hereto by 60 days advance written notice. Pursuant to the consulting agreement, effective as of February 2020, Ms. Halperin received a monthly retainer of $3,500 plus VAT, and effective as of May 2020, a monthly retainer of $7,000 plus VAT. In addition, Ms. Halperin is entitled to reimbursement for certain expenses, which include car, travel, lodging and meals.

Director’s Compensation

The following table provides certain information concerning the compensation for services rendered in all capacities by each director serving on the Company’s board of directors during the year ended December 31, 2020, other than Mr. Yossef De-Levy and Mr. Oren Traistman, directors at TechCare, our predecessor company, who did not receive compensation for their services as directors during the year ended December 31, 2020.

Name	Fee Earned or Paid in Cash($)	Option Awards($)(1)	All Other Compensation($)(2)	Total ($)
Ora Elharar Soffer	-	-	-	-	(3)
Ilanit Halperin	-	-	-	-	(4)
Ilan Ben-Ishay	38,500	-	-	38,500	(5)
Doron Birger	6,000	-	-	6,000

(1) Represents stock-based compensation.

(2) Payments are pursuant to the consulting agreements.

(3) See in the Executive Compensation table above a discussion about Ora Elharar Soffer, the Company’s Chairperson of the Board and Chief Executive Officer’s executive compensation.

(4) See in the Executive Compensation table above a discussion about Ilanit Halperin, the Company’s Chief Financial Officer and director’s executive compensation.

(5) Of this amount, $34,109 represent compensation earned by Ilan Ben-Ishay during the year ended December 31, 2020 but that was deferred until the Company consummated an investment of at least $1.8 million in the Company’s securities.

Consulting Agreement with Ilan Ben-Ishay

In July 2020, we entered into a consulting agreement with Mr. Ben-Ishay, a director at the Company, effective as of February 1, 2020 and as long as the Mr. Ben-Ishay serves as a director of the Company, unless earlier terminated with or without cause by any party hereto by 30 days advance written notice. Pursuant to the consulting agreement, effective as of February 2020, Mr. Ben-Ishay receives a monthly retainer of $3,500 plus VAT. In addition, Mr. Ben-Ishay is entitled to reimbursement for certain expenses, which include car, travel, lodging and meals.

Golden Parachute Compensation

The Company does not currently have any agreement or understanding, whether written or unwritten, between it and its named executive officers, concerning any type of compensation, whether present, deferred or contingent, that is based on or otherwise relates to an acquisition, merger, consolidation, sale or other disposition of all or substantially all our assets.

Equity Compensation Plan

2018 Stock Incentive Plan

In December 2018, TechCare, our predecessor company, adopted the 2018 Stock Incentive Plan, or the 2018 Plan, which became effective as of December 2, 2018 by the action of its board of directors. The 2018 Plan provides for the grant of stock awards, restricted stock awards and stock options to any employee, director, officer, consultant, or advisor of the Company, or such other persons who provided bona fide services to the Company as shall be determined by a committee designated by the board of directors. If no committee is designated by the board of directors, the 2018 Plan will be administered by the board of directors. As of the date of this annual report the board of directors has not designated a committee to administer the 2018 Plan.

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

As of March 31, 2021, the total number of shares of common stock issued under the 2018 Plan, either directly as stock awards or underlying options was 0 shares of common stock. As of December 31, 2020, there are no options promised or outstanding.

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

As of March 31, 2021, the total number of shares of common stock issued under the 2017 Plan, either directly as stock awards or underlying options was 0 shares of common stock.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2020, there are no options promised or outstanding.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

As of March 31, 2021, there were 942,568,006 shares of common stock outstanding, excluding shares of common stock issuable in connection with the exercise of outstanding warrants or outstanding options. The voting rights of all stockholders are the same.

The following table sets forth certain information as of March 31, 2021, concerning the number of shares of common stock beneficially owned, directly or indirectly, by:

●	each person, or group of affiliated persons, known to us to beneficially own more than 5% of our outstanding ordinary shares;

●	each of our directors;

●	each of our executive officers; and

●	all of our directors and executive officers serving as of March 31, 2021, as a group.

Beneficial ownership is determined in accordance with the rules of the SEC based on voting and investment power with respect to such shares. Shares subject to options or warrants that are currently exercisable or exercisable within 60 days of March 31, 2021, are deemed to be outstanding and to be beneficially owned by the person holding such options or warrants for the purpose of computing the percentage ownership of such person. However, such shares are not deemed to be outstanding and to be beneficially owned for the purpose of computing the percentage ownership of any other person. All information with respect to the beneficial ownership of any principal stockholder has been furnished by such stockholder or is based on our filings with the SEC and, unless otherwise indicated below, we believe that persons named in the table have sole voting and sole investment power with respect to all the shares of common stock as beneficially owned, subject to community property laws, where applicable. Unless otherwise noted below, each shareholder’s address is c/o Citrine Global, Corp., 2 Jabotinsky St., Atrium Tower, Ramat Gan, Tel Aviv District, Israel.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Common Stock Owned
Principal Stockholders:
Ora Elharar Soffer (1)	427,033,045	45.31%
Yaron Pitaru (2)	183,726,546	19.49%
Edan Moshe Katz (3)	87,783,913	9.31%
Ilan Ben-Ishay (4)	80,331,896	8.52%
Executive Officers and Directors:
Ora Elharar Soffer	427,033,045	45.31%
Ilan Ben-Ishay	80,331,896	8.52%
Ilanit Halperin	1,411,104	0.15%
Doron Birger	0	0%
All directors and executive officers as a group (four persons)	508,776,045	53.98%

(1) Includes 159,925,134 shares of common stock owned directly by Ora Elharar Soffer, 65,851,526 shares of common stock owned through Beezz Home Technologies Ltd which is 100% owned by Ora Elharar Soffer, and 201,256,385 shares of common stock owned through Citrine S A L Investment & Holdings Ltd, which is 50% owned by Beezz Home Technologies Ltd.

(2) Includes 59,579,952 shares of common stock owned directly by Yaron Pitaru, 23,518,402 shares of common stock owned through WealthStone Private Equity Ltd, which is 100% owned by WealthStone Holdings Ltd, which is 50% owned by Yaron Pitaru, and 100,628,192 shares of common stock owned through Citrine S A L Investment & Holdings Ltd, which is 50% owned by WealthStone Private Equity Ltd.

(3) Includes 42,992,368 shares of common stock owned directly by Edan Moshe Katz, about 8,485,335 shares of common stock owned through WealthStone Private Equity Ltd, which is 100% owned by WealthStone Holdings Ltd, which is 50% owned by Golden Holdings Neto Ltd, which is 36.07956% owned by Edan Moshe Katz, and about 36,306,209 shares of common stock owned through Citrine S A L Investment & Holdings Ltd, which is 50% owned by WealthStone Private Equity Ltd.

(4) Includes 20,910,608 shares of common stock owned directly by Ilan Ben-Ishay, about 7,765,011 shares of common stock owned through WealthStone Private Equity Ltd, which is 100% owned by WealthStone Holdings Ltd, which is 50% owned by Golden Holdings Neto Ltd, which is 33.01675% owned by Ilan Ben-Ishay, and about 33,224,158 shares of common stock owned through Citrine S A L Investment & Holdings Ltd, which is 50% owned by WealthStone Private Equity Ltd.

Equity Compensation Plan Information

See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Securities Authorized for Issuance under Equity Compensation Plans.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

Citrine Global Transaction

On January 6, 2020, definitive agreements were executed for the sale of 90% of the shares in Novomic to Traistman Radziejewski Fundacja Ltd, and for the issuance and sale of a number of shares equal after the issuance to 95% of the share capital of the Company to Citrine S A L Group. Citrine S A L Group carried out extensive due diligence appropriate for the acquisition of a public company divesting its activities, and obtained from the Company’s sellers detailed representations and warranties. Traistman Radziejewski Fundacja Ltd is controlled by Oren Traistman, who was a director of the Company until February 27, 2020.

CL Agreement with Buyer

On April 1, 2020 the Company entered into the CL Agreement with the Buyers, all of which are affiliated with the Company. Under the CL Agreement, the Buyers agree to purchase and the Company agrees to issue and sell, for up to an aggregate principal amount of $1,800,000 of the Notes, for a period starting on April 1, 2020 and ending upon the earlier of (i) 6 months thereafter and (ii) the consummation of a public offering by the Company. The Notes will bear interest at a rate of six percent (6%) with respect to amounts paid that are used for working capital purposes of the Company, provided that amounts paid that are used for investment activities of the Company may be subject to different interest rates, in accordance with the Guidelines. The conversion price per share of Common Stock shall equal 85% multiplied by the market price (as defined in the Note), representing a discount of 15%. The payment for each Note must be delivered 14 business days after delivery of the respective draw down notice, and each Note will mature 18 months thereafter. The interval between one draw down and the next must be at least thirty (30) days, provided that the Buyer may waive this requirement. Each draw down notice provided to the Buyer must be for an amount between $50,000 and $350,000, set at the Company’s discretion. The Company must use the amounts paid for the Notes in accordance with the Guidelines. The Buyer shall decide upon and provide to the Company the names of the Buyer parties which will provide the funds to the Company in respect of the Note, including the respective amounts to be transferred to the Company by each such Buyer party. The Buyer shall have the right, from time to time and at its discretion, to add other entities to the list comprising the Buyer. The Buyer may participate alongside the Company in any investment the Company makes for as long as the CL Agreement is in effect. The Company may at any time prepay an outstanding Note (principal and accrued interest) in full by paying the Buyer an amount in cash equal to 115% multiplied by the then outstanding principal amount of the Note, as well as the accrued and unpaid interest on the unpaid principal amount of the Note, provided however that in the event the Company seeks to exercise this right the Buyer will first have the option to fully convert the Note, or any remaining amount outstanding under it, into Common Stock of the Company, and the conversion amount will be equal to the amount the Company would have paid to the Buyer had the Buyer not exercised this option. On April 19, 2020 and June 12, 2020, the Company provided draw down notices under the CL Agreement for amounts of $170 thousand and $1 million, respectively, which were received in cash by the Company. On June 12, 2020, CL Agreement Amendment was executed to provide that for each draw down made by the Company under the CL Agreement, the Buyer shall be entitled to receive two types of warrants: A Warrants and B Warrants, with the A Warrants exercisable at any time between 6 and 12 months after issuance for an exercise price per share equal to 1.25 times the average of the closing prices of the 3 trading days preceding the draw down, and the B Warrants exercisable at any time between 6 and 24 months after issuance for an exercise price per share equal to 1.5 times the average of the closing prices of the 3 trading days preceding the draw down, and that the number of each of the A Warrants and the B Warrants issued will be equal to the draw down amount divided by the average of the closing prices of the 3 trading days preceding the draw down, and that these amended terms will apply in respect of all draw downs, including drawdowns made prior to the date of the amendment. On April 12, 2021, the parites to the CL Agreement amended the agreement, so that (i) the annual interest on the Notes should be changed to an nine percent (9%) applicable from January 1, 2021, (ii) the Company shall repay the loans at the time it consummates an investment of at least $5 million in the Company’s securities, and (iii) the exercise prices of each of the A Warrants and B Warrants be modified to $0.10 per share and the term of the warrants be extended by one (1) year for the A Warrants and B Warrants.

Strategic Partnerships with Intelicanna

On May 31, 2020, we entered into a strategic partnership with Intelicanna via a share exchange agreement and an agreement for future issuance of shares. Furthermore, on June 25, 2020, the Citrine Global Israel has entered into a services agreement with Intelicanna to provide business development and consulting services to Intelicanna, including assistance with raising financing. Also on June 25, 2020, to assist Intelicanna to raise the first NIS 1 million towards the up to NIS 15 million mentioned in the Services Agreement, the Company and the Israeli Subsidiary entered into an agreement to grant Intelicanna NIS 1 million in cash (approximately USD 290 thousand) in direct financing for working capital purposes. On July 9, 2020, we transferred to Intelicanna NIS 500 thousand (approximately $145 thousand) on account of the above loan. In March 2021, Intelicanna repaid the loan with the 12% annual interest. On September 17, 2020 we issued to Intelicanna 2,143,470 shares of common stock in exchange for 619,589 of Intelicanna’s ordinary shares. Ilanit Halperin, a director and the Chief Financial Officer of the Company, is also the Chief Financial Officer of Intelicanna. Doron Birger, a director of ours, is the chairman of the board of directors of Intelicanna effective April 2021.

Share Purchase Agreement with Nanomedic

On June 22, 2020, we entered into a share purchase agreement with Nanomedic as part of an A-1 funding round open only to existing Nanomedic shareholders and their affiliates. We paid $450 thousand for A-1 preferred shares of Nanomedic and also received warrants to purchase A-1 preferred shares. Such investment represents a holding of approximately 3.3% in Nanomedic. The round raised approximately $2.2 million in total. Citrine S A L Group were already beneficial shareholders of Nanomedic immediately prior to the A-1 funding round. Ilan Ben-Ishay, a director of the Company was already a beneficial shareholder of Nanomedic immediately prior to the A-1 funding round. Ora Elharar Soffer, our chairperson and CEO, was already a director of both Nanomedic and its Israeli parent company, Nicast Ltd. immediately prior to the A-1 funding round, and she was also already a beneficial shareholder of Nanomedic immediately prior to the A-1 funding round.

iBOT

On August 4, 2020, the Board of the Company approved for the Company and Citrine Global Israel to proceed with preparations for investing in iBOT. iBOT has a manufacturing facility for a wide range of botanical formulations, and part of its strategy is to combine this with hemp and CBD. The Board gave its approval, subject to agreement of definitive terms and receipt of all necessary corporate and other approvals, for a proposed transaction in which (1) the Company would have an option to make one or more investments during a period of 12 months in an aggregate amount of up to $1 million; (2) the investments may be through loans, direct equity purchases, or other means, and would be based on milestones; and (3) iBOT would grant the Company a 25% discount in its next fundraising. In addition, the Board approved for the Company to proceed with preparations for entering a services agreement with iBOT pursuant to which the Company would provide consulting and other services to iBOT. iBOT is controlled by an affiliate of the Company. The Company is still in the process of examining the cooperation with iBOT.

Engagement Agreements with Directors and Officers

We have entered into services agreements with certain of our directors. For information regarding the terms of our services agreements with our named directors, see “Item 11. Executive Compensation — Director’s Compensation - Consulting Agreement with Ilan Ben-Ishay.”

We have entered into written consulting agreements with each of our executive officers. These agreements provide for notice periods of varying duration for termination of the agreement by us or by the relevant executive officer, during which time the executive officer will continue to receive a monthly fee and benefits. For information regarding the terms of our consulting agreements with our named executive officers, see “Item 11. Executive Compensation- Consulting Agreements.”

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

Parents of smaller reporting company

The immediate parent companies of the Company are Citrine S A L Investment & Holdings Ltd, WealthStone Private Equity Ltd, and Beezz Home Technologies Ltd. Citrine S A L Investment & Holdings Ltd directly holds 402,512,771 shares of Common Stock of the Company, comprising 42.70% of the voting securities of the Company. WealthStone Private Equity Ltd directly holds 47,036,804 shares of Common Stock of the Company, and its total beneficial holding in the Company, including through shares it holds in Citrine S A L Investment & Holdings Ltd, is 26.34% of the voting securities of the Company. Beezz Home Technologies Ltd directly holds 65,851,526 shares of Common Stock of the Company, and its total beneficial holding in the Company, including through shares it holds in Citrine S A L Investment & Holdings Ltd, is 28.34% of the voting securities of the Company. In addition, WealthStone Holdings Ltd, which fully owns WealthStone Private Equity Ltd, beneficially owns 26.34% of the voting securities of the Company, and Golden Holdings Neto Ltd, which owns 50% of WealthStone Holdings Ltd, beneficially owns 13.17% of the voting securities of the Company.

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

Principal Accounting Fees and Services

The following table presents the fees for professional audit services rendered by Kesselman & Kesselman for the audit of the Registrant’s annual financial statements for the year ended December 31, 2020 and 2019, respectively.

	2020	2019
	($ in thousands)
Audit fees (1)	$100	$51
Audit-related fees (2)	-	-
Tax fees (3)	$-	$9
All other fees	-	-
Total:	$100	$60

(1)	Audit fees consist of audit and review services, consents and review of documents filed with the SEC.

(2)	Audit-related fees consist of assistance and discussion concerning financial accounting and reporting standards and other accounting issues.

(3)	Tax fees consist of preparation of federal and state tax returns, review of quarterly estimated tax payments, and consultation concerning tax compliance issues.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report

(1)	Financial Statements

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

Exhibit No.	Description

3.1	First Amended and Restated Certificate of Incorporation of the Registrant, effective as of January 9, 2019 (incorporated by reference to the annual report on Form 10-K filed by the Company on March 28, 2019).

3.2	Amended and Restated Bylaws of the Registrant, effective as of November 2018 (incorporated by reference to the annual report on Form 10-K filed by the Company on March 28, 2019).

4.1*	Description of the Registrant’s Securities

10.1+	2017 Employee Incentive Plan (incorporated by reference from our Form 10-K filed April 2, 2018).

10.2+	Form of Stock Option Award Letter under the 2017 Employee Incentive Plan (incorporated by reference from our Form 10-K filed April 2, 2018).

10.3+	2018 Stock Incentive Plan (incorporated by reference to the annual report on Form 10-K filed by the Company on March 28, 2019).

10.4	Share Purchase Agreement between the Registrant, Novomic Ltd. and Traistman Radziejewski Fundacja Ltd. dated January 6, 2020 (incorporated by reference to the Current Report on Form 8-K filed by the Company on January 9, 2020).

10.5	Common Stock Purchase Agreement between the Registrant, Citrine S A L Investment & Holdings Ltd. and others dated January 6, 2020 (incorporated by reference to the Current Report on Form 8-K filed by the Company on January 9, 2020).

10.6	Amended and Restated Common Stock Purchase Agreement between the Registrant, Citrine S A L Investment & Holdings Ltd. and others dated February 23, 2020 (incorporated by reference to the Current Report on Form 8-K filed by the Company on February 27, 2020).

10.7	Convertible Note Purchase Agreement between the Registrant, Citrine S A L Investment & Holdings Ltd. and others dated April 1, 2020 (incorporated by reference to the Current Report on Form 8-K filed by the Company on April 2, 2020).

10.8	Form of Amendment 1 to Convertible Note Purchase Agreement between the Registrant, Citrine S A L Investment & Holdings Ltd. and others dated June 12, 2020 (Series A Warrants and Series B Warrants) (incorporated by reference to the Current Report on Form 8-K filed by the Company on June 12, 2020).

10.9*	Form of Amendment 2 to Convertible Note Purchase Agreement between the Registrant, Citrine S A L Investment & Holdings Ltd. and others dated April 12, 2021.

10.10*	Share Exchange Agreement between the Registrant and Intelicanna Ltd., dated May 31, 2020 (Hebrew version).

10.11*	Form of Subscription Agreement between the Registrant and Nanomedic Technologies Ltd., dated June 22, 2020.

10.12*	Loan Agreement between the Registrant, CTGL – Citrine Global Israel Ltd. and Intelicanna Ltd., dated June 25, 2020 (Hebrew version).

10.13*+	Consulting Agreement between the Registrant and Ora Elharar Soffer, dated July 2020.

10.14*+	Consulting Agreement between the Registrant and Ilanit Halperin, dated July 2020.

10.15*+	Consulting Agreement between the Registrant and Ilan Ben-Ishay, dated July 2020.

23.1*	Consent of Kesselman & Kesselman, Certified Public Accountant (Isr.), a member firm of PricewaterhouseCoopers International Limited, independent registered public accounting firm for the Registrant.

31.1*	Certification of chief executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of chief financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of chief executive officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of chief financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Financial information from Citrine Global Corp’s Annual Report on Form 10-K for the year ended December 31, 2020 formatted in XBRL (eXtensible Business Reporting Language).

+	Management contract or compensatory plan or arrangement
*	Filed herewith
**	Furnished herewith

ITEM 16. SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

Citrine Global, Corp.

By:	/s/ Ora Elharar Soffer
Ora Elharar Soffer
Chair of the Board and Chief Executive Officer
(Principal Executive Officer)

Date:	April 15, 2021

By:	/s/ Ilanit Halperin
Ilanit Halperin
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

Date:	April 15, 2021

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT: That the undersigned officers and directors of Citrine Global, Corp. do hereby constitute and appoint each of Ora Elharar Soffer and Ilanit Halperin as the lawful attorney and agent with power and authority to do any and all acts and things and to execute any and all instruments which said attorney and agent determines may be necessary or advisable or required to enable Citrine Global, Corp. to comply with the Securities and Exchange Act of 1934, as amended, and any rules or regulations or requirements of the Securities and Exchange Commission in connection with this report. Without limiting the generality of the foregoing power and authority, the powers granted include the power and authority to sign the names of the undersigned officers and directors in the capacities indicated below to this report or amendments or supplements thereto, and each of the undersigned hereby ratifies and confirms all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ora Elharar Soffer	Chair of the Board of Directors and Chief Executive Officer	April 15, 2021
Ora Elharar Soffer	(Principal Executive Officer)

/s/ Ilanit Halperin	Director and Chief Financial Officer	April 15, 2021
Ilanit Halperin	(Principal Financial Officer and Principal Accounting Officer)

/s/ Ilan Ben-Ishay	Director	April 15, 2021
Ilan Ben-Ishay

/s/ Doron Birger	Director	April 15, 2021
Doron Birger

