Form 10-Q
period 2021-03-31
CITRINE GLOBAL, CORP.
filed 2021-05-17
CIK 1498067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2021

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

On May 14, 2021, the registrant had 942,568,006 shares of common stock, par value $0.0001 per share, outstanding.

CITRINE GLOBAL, CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

IN U.S. DOLLARS

TABLE OF CONTENTS

Page
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
Condensed consolidated balance sheets as of March 31, 2021 (unaudited), and December 31, 2020	4
Condensed consolidated statements of operations and comprehensive loss for three months ended March 31, 2021 and 2020 (unaudited)	5
Condensed consolidated statements of stockholders' deficit for the three months period ended March 31, 2021 (unaudited) and for the fiscal year ended December 31, 2020	6
Condensed consolidated statements of cash flows for the three months ended March 31, 2021 and 2020 (unaudited)	7
Notes to unaudited condensed consolidated financial statements	8 - 16

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CITRINE GLOBAL, CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars except share and per share data)

	March 31,	December 31,
	2021	2020
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	289,101	206,278
Prepaid share based payment to a service provider	-	1,736,534
Trading securities	520,107	521,615
Short-term loan measured at fair value	-	165,185
Other current assets	12,805	19,414
Total Current assets	822,013	2,649,026

Non-current assets
Investments valued under the measurement alternative	450,000	450,000
Property and equipment, net	5,018	5,502
Total non-current assets	455,018	455,502
Total assets	1,277,031	3,104,528

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities
Accounts payable and accrued expenses	632,315	476,199
Fair value of a liability in connection with stock exchange agreement	94,703	71,722
Convertible component in convertible notes	368,114	381,147
Convertible notes	879,455	772,602
Total current liabilities	1,974,587	1,701,670

Total liabilities	1,974,587	1,701,670

Stockholders’ Deficit
Common stock, par value $0.0001 per share, 1,500,000,000 shares authorized at March 31, 2021 and December 31, 2020; 942,568,006 shares issued and outstanding at March 31, 2021 and December 31, 2020	94,256	94,256
Additional paid-in capital	20,414,217	20,414,217
Stock to be issued	30,000	30,000
Accumulated deficit	(21,341,865)	(19,241,451)
Accumulated other comprehensive income	105,836	105,836
Total stockholders’ equity (deficit)	(697,556)	1,402,858
Total liabilities and stockholders’ equity (deficit)	1,277,031	3,104,528

The accompanying notes are an integral part of the condensed consolidated financial statements.

CITRINE GLOBAL, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(U.S. dollars except share and per share data)

	Three months ended
	March 31
	2021	2020
	(Unaudited)

Revenues	-	11,372
Cost of revenues	-	(13,621)
Gross loss	-	(2,249)
Research and development expenses	-	(17,586)
Marketing, general and administrative expenses	(1,974,725)	(667,671)
Operating loss	(1,974,725)	(691,502)
Financing income (expenses), net	(125,689)	2,753
Net loss attributable to common stockholders	(2,100,414)	(688,749)

Loss per common stock (basic)	(0.00)	(0.00)

Basic weighted average number of shares of common stock outstanding	942,568,006	174,610,261
Comprehensive loss:
Net loss	(2,100,414)	(688,749)
Other comprehensive expense attributable to foreign currency translation	-	(9,652)
Comprehensive loss	(2,100,414)	(698,401)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CITRINE GLOBAL, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(U.S. dollars, except share and per share data)

	Redeemable convertible preferred stock		Common stock		Additional paid-in capital	Stock to be issued	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ deficit
	Stock	Amount	Stock	Amount
BALANCE AT DECEMBER 31, 2019	10,344,828	300,000	35,449,400	3,545	10,042,496	30,000	(10,602,292)	115,488	(410,763)
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED MARCH 31, 2020:
Conversion preferred stock to common stock	(10,344,828)	(300,000)	10,344,828	1,034	298,966	-	-	-	300,000
Issuance of common stock and warrants	-	-	433,927,587	43,393	28,607	-	-	-	72,000
Issuance of common stock for services	-	-	15,000,000	1,500	4,783,500	-	-	-	4,785,000
Waiver of fee by related part	-	-	-	-	11,417	-	-	-	11,417
Other comprehensive income	-	-	-	-	-	-	-	(9,652)	(9,652)
Net loss for the period	-	-	-	-	-	-	(688,749)	-	(688,749)
BALANCE AT MARCH 31, 2020 (unaudited)	-	-	494,721,815	49,472	15,164,986	30,000	(11,291,041)	105,836	4,059,253

	Redeemable convertible preferred stock		Common stock		Additional paid-in capital	Stock to be issued	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ deficit
	Stock	Amount	Stock	Amount
BALANCE AT DECEMBER 31, 2020	-	-	942,568,006	94,256	20,414,217	30,000	(19,241,451)	105,836	1,402,858
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED MARCH 31, 2021:
Net loss for the period	-	-	-	-	-	-	(2,100,414)	-	(2,100,414)
BALANCE AT MARCH 31, 2021 (unaudited)	-	-	942,568,006	94,256	20,414,217	30,000	(21,341,865)	105,836	(697,556)

CITRINE GLOBAL, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars, except share and per share data)

	Three months ended
	March 31,
	2021	2020
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(2,100,414)	(688,749)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	484	6,664
Right of use asset depreciation	-	1,278
Interest and change in fair value of short-term loan measured at fair value	1,459
Interest with respect to convertible notes and loans	93,820
Inventory subject to refund	-	1,299
Net investment in right of use asset	-	(2,205)
Share based payment to a service provider	1,736,534	478,500
Management fee waiver	-	11,417
Fair value adjustment of liability in connection with stock exchange agreement	22,981
Changes in fair value of marketable securities	1,508
Changes in operating assets and liabilities:	-
Accounts receivable	-	(5,714)
Other current assets	6,609	(6,410)
Inventory	-	6,789
Accounts payable and accrued expenses	156,116	(21,342)
Net cash used in operating activities	(80,903)	(218,473)

CASH FLOWS FROM INVESTING ACTIVITIES
Repayments of short-term loan investment	163,726	-
Net cash provided by (used in) investing activities	163,726	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	-	154,341
Proceeds from issuance of common stock, net	-	72,000
Net cash provided by (used in) financing activities	-	226,341

Effect of exchange rates on cash and cash equivalents	-	(11,494)

Net increase in cash and cash equivalents	82,823	(3,626)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	206,278	17,636

CASH AND CASH EQUIVALENTS AT END OF PERIOD	289,101	14,010
Supplemental disclosure of cash flow information:
Non-cash transactions:
Conversion preferred stock to common stock	-	300,000

The accompanying notes are an integral part of the condensed consolidated financial statement

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - GENERAL

Citrine Global, Corp. (“Citrine Global” or the “Company”) was incorporated under the laws of the State of Delaware on May 26, 2010. The Company’s common stock is traded in the United States on the OTCQB market under the ticker symbol “CTGL.”

On August 20, 2020, CTGL - Citrine Global Israel Ltd., the Company’s Israeli subsidiary (the “Israeli Subsidiary), Beezz Home Technologies Ltd., and Golden Holdings Neto Ltd. incorporated Cannovation Center Israel Ltd. Israeli Subsidiary holds 60% of Cannovation Center Israel Ltd.’s shares, while each of Beezz Home Technologies Ltd. and Golden Holdings Neto Ltd. holds 20% of its shares.

On November 22, 2020, certain of the Company’s stockholders representing more than 50% of the Company’s outstanding share capital (the “Majority Consenting Stockholders”) approved an amendment to the Company’s Certificate of Incorporation (the “Reverse Stock Split Certificate of Amendment”) in order to effect a reverse stock split of the Company’s common stock pursuant to a range of between 40-to-1 and 100-to-1 (the “Reverse Stock Split”). Pursuant to the Reverse Stock Split, each forty or one hundred shares of common stock, as shall be determined by the Board at a later time, will be automatically converted, without any further action by the stockholders, into one share of common stock. No fractional shares of common stock will be issued as the result of the Reverse Stock Split. Instead, each stockholder of the Company will be entitled to receive one share of common stock in lieu of the fractional share that would have resulted from the Reverse Stock Split. In addition, the Majority Consenting Stockholders also approved the elimination of the Company’s entire authorized class of fifty million (50,000,000) undesignated preferred stock, thereby reducing the total number of shares of capital stock that the Company may issue from one billion five hundred fifty-thousand (1,550,000,000) shares to one billion five hundred thousand (1,500,000,000) shares, all of which are designated as common stock (the “Certificate of Elimination”). The Certificate of Elimination will be effective upon the filing with the Secretary of the State of Delaware, which was not completed as of the date of this report’s filing. The Reverse Stock Split Certificate of Amendment will be effective upon receipt of approval from the Financial Industry Regulatory Authority (“FINRA”) and the filing with the Secretary of the State of Delaware, both of which were not completed as of the date of the approval of the financial statements.

On December 30, 2020, the Ministry of the Economy of the Israeli government approved the grant of 10,000 square meters of industrial land in the Yeruham Biopharma Park to Cannovation Center Israel for building the Cannovation Center, that will include factories, laboratories, logistics and a distribution center for the medical cannabis, CBD, hemp and botanicals industries.

On April 13, 2021, Citrine S A L Investment & Holding Ltd., a major shareholder of the Company, on behalf of itself and its affiliates and related parties, has furnished the Company with an irrevocable letter of obligation to financially support the Company until June 30, 2022 that will allow the Company to be operational as planned and budgeted through this period (the “Irrevocable Letter”).

Based on the Company’s current cash balances and the Irrevocable Letter, the Company believes it has sufficient funds for its plans for the next twelve months from the issuance of these financial statements. As the Company is embarking on its new activity as detailed herein, it is incurring losses. It cannot determine with reasonable certainty when and if it will have sustainable profits.

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q. In the opinion of management, the financial statements presented include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the for three months ended March 31, 2021. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2021.

Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Citrine Global and its Israeli Subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of expenses during the reporting periods. Significant estimates include fair value estimates of derivative liabilities and assets. Actual results could differ from those estimates.

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF RESENTATION (cont.)

Fair value

Fair value of certain of the Company’s financial instruments including cash, accounts receivable, accounts payable, accrued expenses, and other accrued liabilities approximate cost because of their short maturities. The Company measures and reports fair value in accordance with Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosure,” which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.

Fair value, as defined by ASC 820, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of an asset should reflect its highest and best use by market participants, principal (or most advantageous) markets, and an in-use or an in-exchange valuation premise. The fair value of a liability should reflect the risk of nonperformance, which includes, among other things, the Company’s credit risk.

Valuation techniques are generally classified into three categories: (i) the market approach; (ii) the income approach; and (iii) the cost approach. The selection and application of one or more of the techniques may require significant judgment and are primarily dependent upon the characteristics of the asset or liability, and the quality and availability of inputs. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820 also provides fair value hierarchy for inputs and resulting measurement as follows:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities.

Level 2: Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities; and

CITRINE GLOBAL, CORP .

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF RESENTATION (cont.)

Fair value (cont.)

Level 3: Unobservable inputs for the asset or liability that are supported by little or no market activity, and that are significant to the fair values.

Fair value measurements are required to be disclosed by the level within the fair value hierarchy in which the fair value measurements in their entirety fall. Fair value measurements using significant unobservable inputs (in level 3 measurements) are subject to expanded disclosure requirements including a reconciliation of the beginning and ending balances, separately presenting changes during the period attributable to the following: (i) total gains or losses for the period (realized and unrealized), (ii) segregating those gains or losses included in earnings, and (iii) a description of where those gains or losses included in earning are reported in the statement of operations.

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Balance as of March 31, 2021
	Level 1	Level 2	Level 3	Total

Trading securities	-	520,107	-	520,107
Total assets	-	520,107	-	520,107

Liabilities:
Fair value of convertible component in convertible notes	-	-	368,114	368,114
Fair value of forward option	-	-	94,703	94,703
Total liabilities	-	-	462,817	462,817

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF RESENTATION (cont.)

Fair value (cont.)

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Balance as of December 31, 2020
	Level 1	Level 2	Level 3	Total

Trading securities	-	521,615	-	521,615
Short-term loan measured at fair value	-	-	165,185	165,185
Total assets	-	521,615	165,185	686,800

Liabilities:
Fair value of convertible component in convertible notes	-	-	381,147	381,147
Fair Value of forward option	-	-	71,722	71,722
Total liabilities	-	-	452,869	452,869

The following table presents the changes in fair value of the level 3 liabilities for the period ended March 31, 2021:

Changes in Fair value
Assets:
Outstanding at December 31, 2020	165,185
Repayment of short term loan	(163,726)
Interest and change in fair value of short-term loan measured at fair value	(1,459)
Outstanding at March 31, 2021	-

Liabilities:
Outstanding at December 31, 2020	452,869
Changes in fair value	9,948
Outstanding at March 31, 2021	462,817

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF RESENTATION (cont.)

Conversion feature

In accordance with ASC 815-15-25, the conversion feature was considered embedded derivative instrument, and is to be recorded at its fair value separately from the convertible notes, within current liabilities in the Company’s balance sheet. The conversion component is then marked to market each reporting period with the resulting gains or losses shown in the statements of operations.

The fair value of the conversion feature (hereafter “Convertible Component”) was estimated using the Monte-Carlo simulation model to compute the Convertible Component’s fair value. The assumptions used to perform the Monte-Carlo simulation model were consistent with those utilized in the Company’s Black-Scholes valuation for stock options are detailed below:

	March 31,2021	December 31, 2020
Expected volatility (%)	149.63%	164.43%
Risk-free interest rate (%)	0.06%	0.1%
Expected dividend yield	0.0%	0.0%
Contractual term (years)	0.71	0.95
Conversion price	(* )	(* )
Underlying share price (U.S. dollars)	0.08	0.045
Convertible notes amount	1,275,204	1,275,204
Fair value of the conversion feature (U.S. dollars)	368,114	381,147

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

The following are the data and assumptions used as of the balance sheet date related to future potential issuance of shares as describe above for potential fall in share price of a party, not exceeding 20%:

Derivative related to Intelicanna’s shares	March 31, 2021
Common Stock price	0.83
Expected volatility	47.67%
Conversion price (U.S. dollars)	0.64
Expected term	0.1 months
Risk free rate	0.05%
Expected dividend yield	0%
Fair value of the derivative (U.S. dollars)	5,296

Derivative related to Citrine Global’s shares	March 31, 2021
Common Stock price	0.08
Expected volatility	151.44%
Conversion price (U.S. dollars)	0.2
Expected term	0.1 months
Risk free rate	0.05%
Expected dividend yield	0%
Fair value of the derivative (U.S. dollars)	(99,999)

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF RESENTATION (cont.)

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective for public companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of ASU 2020-06 will have on the Company’s consolidated financial statement presentation or disclosures.

Other new pronouncements issued but not effective as of March 31, 2021 are not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3 – STOCK OPTIONS

A.	The following table presents the Company’s stock option activity for employees and directors of the Company for the year ended March 31, 2021:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2020	46,762	0.0011
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31, 2021	46,762	0.0011
Number of options exercisable at March 31, 2021	46,762	0.0011

B.	On March 5, 2020 and November 11, 2020, the Company issued 15,000,000 and 13,222,082 shares of Common Stock, respectively, to its former legal in exchange for its legal consulting services, , which was provided until February 28, 2021. The Company estimated the fair value of the shares issued based on the share price at the grant date at $9,003 thousand.

The Company recorded a share based compensation expense in the amount of 1,737 thousands in the three months ended March 31, 2020.

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 4 – EVENTS DURING THE PERIOD

On June 25, 2020, the Company and the Israeli Subsidiary entered into an agreement to grant Intelicanna Ltd. (“Intelicanna”) New Israeli Shekel (“NIS”) 1 million in cash (approximately $290,000) in direct financing for working capital purposes. The financing will bear 6% annual interest, and Intelicanna will make additional payments equal to 6% of its gross revenues from the date the financing was received and until the date Intelicanna’s aggregate gross revenues reach NIS 2 million (approximately $600 million). If the total of the 6% interest plus the additional payments would result in a return of less than 12% per year to the Company, the interest would be increased to bring the total return to 12%. Every three months Intelicanna must pay the interest, and after 12 months, it must repay the capital, plus the total of the additional payments due, plus any outstanding interest, and it must pay interest of 2% per month on any late payments, provided, however, that until the foregoing obligations are paid in full, Intelicanna must pay 50% of its gross revenues to the Company upon receipt. If Intelicanna does not pay all amounts due within 18 months, it shall, at the Company’s option, issue to the Company a number of its shares equal to NIS 1.5 million (approximately $0.45 million ) divided by the lower of (i) volume weighted average price (VWAP) of the three trading days prior to the lapse of the 18 months, and (ii) VWAP of the three trading days prior to the signing of the financing agreement. The financing must be paid by the Company to Intelicanna within 30 days of signing the financing agreement, subject to completion of due diligence to the Company’s satisfaction and to Intelicanna receiving a commercial growing license.

On July 9, 2020, the Company transferred to Intelicanna NIS 500,000 (approximately $145,000).

On March 31, 2021, Intelicanna repaid the full principal of the loan together with 12% interest, which amounted to NIS 46,000 (approximately $14,000).

NOTE 5 – RELATED PARTIES

A.	Transactions and balances with related parties

	Three months ended March 31
	2021	2020

General and administrative expenses:
Directors compensation and fees to officers	91,500	-

B.	Balances with related parties:

	As of March 31,
	2021	2020

Accounts payable and accrued expenses	403,673	-

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

C.	Commencing in February 2020, Ora Elharar Soffer, CEO and Chairperson of the Board, was entitled to a monthly fee of $20,000 and certain reimbursements for traveling, lodging and other expenses on behalf of the Company. As of March 31, 2021, an amount of $271,900, representing compensation earned by Ms. Elharar Soffer, was deferred until the Company consummates an investment of at least $1.8 million in the Company’s securities.

D.	Commencing in February 2020, Ilanit Halperin and Ilan Ben-Ishay, each a director, are each entitled to a monthly fee of $3,500 and certain reimbursements for traveling lodging and vehicle expenses on behalf of the Company. As of March 31, 2021, an amount of $44,609 representing compensation earned by Ms. Halperin and Mr. Ben-Ishay, was deferred until the Company consummates an investment of at least $1.8 million in the Company’s securities.

E.	Commencing in May 2020, Ms. Halperin, CFO of the Company, was entitled to a monthly fee of an additional $3,500, resulting in an aggregate monthly fee of $7,000. As of March 31, 2021, an amount of $87,164, representing compensation earned by Ms. Halperin, was deferred until the Company consummates an investment of at least $1.8 million in the Company’s securities.

NOTE 6 – SUBSEQUENT EVENTS

A.	On April 12, 2021, the parties to the Convertible Note Purchase Agreement (the “CL Agreement”) amended the CL Agreement to (i) change the annual interest on the Notes to nine percent, applicable from January 1, 2021, (ii) ensure that the Company shall repay the loans at the time it consummates an investment in the amount of at least $5 million in the Company’s securities, and (iii) modify the exercise prices of each of the A Warrants and B Warrants to $0.10 per share, and the term of the warrants be extended by one year for the A Warrants and B Warrants.

B.	On April 29, 2021, our board of directors (the “Board”) appointed David Kretzmer as a member of the Board and expanded the number of Board members to five, with such expansion of the Board and appointment of Mr. Kretzmer taking effect immediately.

On May 5, 2021, Cannovation Center Israel, which is partly-owned (60%) by Citrine Global Israel, appointed Hagai Hillman as its new chief executive officer.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws, and is subject to the safe-harbor created by such Act and laws. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other variations thereon or comparable terminology. The statements herein and their implications are merely predictions and therefore inherently subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results, performance levels of activity, or our achievements, or industry results to be materially different from those contemplated by the forward-looking statements. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under the heading “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed with the Securities and Exchange Commission, or the SEC, on April 15, 2021, and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the nine months ended, as filed with the SEC on November 16, 2020. Readers are also urged to carefully review and consider the various disclosures we have made in that report. As used in this quarterly report, the terms “we”, “us”, “our”, the “Company” and “Citrine” mean Citrine Global, Corp. and our wholly-owned subsidiary CTGL -Citrine Global Israel Ltd. unless otherwise indicated or as otherwise required by the context.

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

We have developed a unique platform of operational innovation centers (each, an “Operational Innovation Center”) that create eco-systems for the health, wellness, botanicals, and medical cannabis industries. Our first Operational Innovation Center will be the Cannovation Center Israel Ltd. (the “Cannovation Center Israel”), focusing on Israeli health, wellness, botanicals, and medical cannabis industries, supported in part by Israeli government grants and contributions.

We have an experienced team and a network of partners that include leading experts with a proven track record in technology, high-tech, biotech, investment, entrepreneurship, real estate, finance, and strategic business development in Israel and worldwide. We plan to operate worldwide through domestic subsidiaries, local teams, partners, and industry experts in each area.

Our vision is to become a global leader in developing wellness and pharma technologies and solutions that improve people’s health and quality of life worldwide.

We created a five-element approach of multi-strategy solutions to realize our vision:

1.	The First Element - Focus on the Israeli Technology Market: Israel, the Startup Nation, is uniquely positioned to be a leading source of technology innovation for global markets. Israel is considered a leader in many high-tech and biotech industries and has a vast and innovative life sciences sector and a cutting-edge medical technology industry. The Israeli technology sector is backed by the Israeli Government, which views technology and innovation as important growth engines for the Israeli economy.

2.	The Second Element - Operational Innovation Center Platform for the health, wellness, botanicals and medical cannabis industries: We have developed a unique platform for Operational Innovation Centers to create ecosystems that promote operational scale-up and business growth for the high-growth health, wellness, botanicals, and medical cannabis industries. Our first Operational Innovation Center will be built by Cannovation Center Israel, which is 60%-owned by Citrine Global Israel and is backed by Israeli government grants and other benefits. Cannovation Center Israel will focus on building an eco-system for Israeli health, wellness, botanicals & medical cannabis industries. Cannovation Center Israel will include laboratories for botanicals and cannabis research, pharmacological research, product development, preclinical and clinical trials, certified factories for cannabis, health and wellness products, storage, packaging, distribution, import, export, consultancy services, strategy and business development, real estate, asset management solutions and more.

3.	The Third Element - Focusing on the health, wellness, botanicals and medical cannabis industries: We believe in the health, wellness, botanicals, and medical cannabis industries which demonstrate high growth potential, and we are primarily focused on these industries.

4.

The Fourth Element - Acquiring companies and developing technological solutions, such as cannabinoid-based pharmaceutical products, and a unique line of products under the Cannovation brand in the fields of botanicals, medical cannabis, cosmetics, and beverages product lines. We are in the process of launching a new line of products named “Green” and, subject to relevant regulations and legal restrictions, intend to start selling the products in Israel online as well as through pharmacies and marketing networks. We also plan to expand sales to Europe and other markets through partners and distribution networks in order to bring new products and new technologies to market, that we believe will leverage our value and create intellectual property.

5.

The Fifth Element - Creating a Global Network of Offices, Subsidiaries, and Operational Innovation Centers:

Our global growth strategy is to create an international network that operates through subsidiary companies, local teams, partners, and Cannovation Operational Innovation Centers.

On December 30, 2020, the Ministry of the Economy of the Israeli government approved the grant of 10,000 square meters of industrial land in Yeruham, Israel for Cannovation Center Israel to build the Cannovation Center, that includes factories, laboratories, logistics and a distribution center for the medical cannabis, CBD, hemp and botanicals industries. We own 60% of the share capital of Cannovation Center Israel, through Citrine Global Israel.

We are in advanced negotiations with the Yeruham Local Council with respect to the Cannovation Center Israel project. There is already an architectural conceptual plan for the building and for the interior design and we have pricing for the project, including various suppliers. The Cannovation Center Israel’s new chief executive officer aims to establish the Cannovation Center Israel, obtain the required licenses, select suppliers, partners and other activities to realize our strategy.

On April 5, 2021, we announced that Intelicanna Ltd. (“Intelicanna”), a publicly-traded Israeli medical cannabis company listed on the Tel-Aviv Stock Exchange, has repaid in full the loan we provided to Intelicanna in the amount of NIS 500,000 (the “Loan”) as well as 12% interest. Previously, we and Citrine Global Israel had entered into several strategic agreements with Intelicanna, which included a loan agreement to provide Intelicanna with the Loan.

On April 29, 2021, our board of directors (the “Board”) appointed David Kretzmer as a member of the Board and expanded the number of Board members to five, with such expansion of the Board and appointment of Mr. Kretzmer taking effect immediately.

On May 5, 2021, Cannovation Center Israel, which is partly-owned (60%) by Citrine Global Israel, appointed Hagai Hillman as its new chief executive officer.

Results of Operations during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020

During the three months ended March 31, 2021, the Company generated $0 in revenues, compared to $11 thousand in the three months ended March 31, 2020. The decrease is mainly attributable to our selling 90% of the shares we held in Novomic Ltd. (“Novomic”) and focusing on our new strategy and business activity, and, therefore, ceasing to consolidate the financial statements of Novomic.

The Company’s research and development expenses during the three months ended March 31, 2021 were $0 compared to $18 thousand during the three months ended March 31, 2020. The decrease is mainly attributable to our selling 90% of the shares we held in Novomic and focusing on our new business activity, and therefore ceasing to consolidate the financial statements of Novomic.

The Company’s marketing, general and administrative expenses during the three months ended March 31, 2021, were $1,975 thousand compared to $668 thousand during the three months ended March 31, 2020. The increase in our marketing, general and administrative expenses is mainly attributable to the increase in our share-based compensation expenses and legal fees paid in connection with the TechCare Transaction, which was partially offset by a decrease in marketing expenses and salary and related expenses as a result of the sale of 90% of the shares we held in Novomic resulting in our ceasing to consolidate the financial statements of Novomic.

During the three months ended March 31, 2021, the Company incurred financial expenses of $126 thousand, as compared to financial income of $3 thousand during the three months ended March 31, 2020. The reason for the increase in financial expense was due to $23 thousand of fair value adjustment of liability in connection with stock exchange agreement with Intelicanna, $107 thousand as a result of a change in convertible component in convertible notes, as well as exchange rate differences resulting from variations in the New Israel Shekel exchange rate to the U.S. Dollar.

As a result of the above, the Company incurred a net loss of approximately $2,100 thousand during the three months ended March 31, 2021 as compared to a net loss of approximately $689 thousand during the three months ended March 31, 2020.

Liquidity and Capital Resources

The Company’s balance sheet as of March 31, 2021 reflects total assets of approximately $1,277 thousand consisting mainly of cash and cash equivalents in the amount of approximately $289 thousand, investments valued under the measurement alternative in the amount of approximately $450 thousand and trading securities in the amount of approximately $520 thousand. The Company’s balance sheet as of December 31, 2020, reflects total assets of approximately $3,104 thousand consisting mainly of cash and cash equivalents in the amount of approximately $206 thousand, prepaid share based payments to a service provider in the amount of approximately $1,737 thousand, investments valued under the measurement alternative in the amount of approximately $450 thousand, trading securities in the amount of approximately $522 thousand and a short-term loan measured at fair value in the amount of approximately $165 thousand. The decrease is mainly related to the decrease in prepaid share-based compensation expense which was recognized in the current period because the related services were provided.

As of March 31, 2021, the Company had total current liabilities of approximately $1,975 thousand consisting mainly of approximately $632 thousand in accounts payable and accrued expenses and outstanding convertible notes in the amount of approximately $1,248 thousand. As of December 31, 2020, the Company had total current liabilities of approximately $1,702 thousand consisting mainly of approximately $476 thousand in accounts payable and accrued expenses and outstanding convertible notes in the amount of approximately $1,154 thousand.

As of March 31, 2021, the Company had negative working capital in the amount of approximately $1,152 thousand, compared to positive working capital in the amount of approximately $947 thousand at December 31, 2020.

The Company’s total liabilities as of March 31, 2021 and as of December 31, 2020 were approximately $1,975 thousand and $1,702 thousand respectively.

During the three months ended March 31, 2021, the Company used approximately $81 thousand in its operating activities. This resulted primarily from operating expenses of approximately $1,975 thousand, net of non-cash items mainly comprised of an increase in stock-based compensation of approximately $1,737 thousand, interest accrued on convertible loan of approximately $95 and increase in account payables of $156.

During the three months ended March 31, 2020, the Company used approximately $218 thousand in its operating activities. This resulted from operating expenses of approximately $685 thousand, net of non-cash items comprised mainly of an increase in stock-based compensation of approximately $479 thousand.

During the three months ended March 31, 2021, the Company’s cash provided by investing activities amounted to $164 thousand, consisting of repayments of short-term loan.

During the three months ended March 31, 2020, the Company’s net cash provided by financing activities of approximately $226 thousand comprised of $154 thousand proceeds from related party loans and $72 thousand from proceeds from issuance of common stock, net.

On April 13, 2021, the Citrine S A L Group has furnished the Company with an irrevocable letter of obligation to support the Company until June 30, 2022 financially, which will allow the Company to be operational as planned and budgeted through this period (the “Irrevocable Letter”).

Based on the Company’s current cash balances and the Irrevocable Letter, the Company believes that it has sufficient funds for its plans for the next twelve months from the issuance of these financial statements. As the Company is embarking on its activities as detailed herein, it is incurring losses. It cannot determine with reasonable certainty when and if it will have sustainable profits.

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

Based on the Company’s evaluation of the effectiveness of its disclosure controls and procedures as of March 31, 2021, the Company’s principal executive officer and the Company’s principal financial officer concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2021, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On May 14, 2021, our board of directors approved a monthly compensation fee in the amount of $7,000, effective retroactively to March 1, 2021, to Mr. Kretzmer for his services as a director and as a consultant.

ITEM 6. EXHIBITS

(a) The following documents are filed as exhibits to this report on Form 10-Q or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit No.	Description
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.1*	The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in XBRL (eXtensible Business Reporting Language): (i) the Interim Condensed Consolidated Balance Sheets, (ii) the Interim Condensed Consolidated Statements of Operations, (iii) the Interim Condensed Consolidated Statements of Comprehensive Loss, (iv) the Interim Condensed Statements of Changes in Equity, (v) the Interim Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Interim Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

Citrine Global, Corp.

By:	/s/ Ora Elharar Soffer
Ora Elharar Soffer
Chairperson of the Board and Chief Executive Officer
(Principal Executive Officer)

Date:	May 17, 2021

By:	/s/ Ilanit Halperin
Ilanit Halperin
Chief Financial Officer and Director
(Principal Financial and Principal Accounting Officer)

Date:	May 17, 2021

