Form 10-Q
period 2021-06-30
CITRINE GLOBAL, CORP.
filed 2021-08-16
CIK 1498067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period ended June 30, 2021; or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from ________ to ________

CITRINE GLOBAL, CORP

(Exact name of registrant as specified in its charter)

Delaware	68-0080601
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2 Jabotinsky St., Atrium Tower, Ramat Gan, Tel Aviv District, Israel	5250501
(Address of principal executive offices)	Zip Code

+ (972) 73 7600341

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

As of August 16, 2021, 942,568,006 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

CITRINE GLOBAL, CORP

Form 10-Q

June 30, 2021

CITRINE GLOBAL, CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars except share and per share data)

	June 30,	December 31,
	2021	2020
Assets
Current Assets
Cash and cash equivalents	499,881	206,278
Prepaid share based payment to a service provider	-	1,736,534
Trading securities	484,648	521,615
Short-term loan measured at fair value	-	165,185
Other current assets	29,946	19,414
Total Current assets	1,014,475	2,649,026

Non-current assets
Investments valued under the measurement alternative	450,000	450,000
Property and equipment, net	4,535	5,502
Total non-current assets	454,535	455,502
Total assets	1,469,010	3,104,528

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities
Accounts payable and accrued expenses	724,120	476,199
Fair value of a liability in connection with stock exchange agreement	-	71,722
Convertible component in convertible notes	387,026	381,147
Convertible notes	1,203,310	772,602
Total current liabilities	2,314,456	1,701,670

Non-current liabilities
Convertible component in convertible notes	116,534	-
Convertible notes	100,966	-
	217,500	-

Total liabilities	2,531,956	1,701,670

Stockholders’ equity (deficit)
Common stock, par value $0.0001 per share, 1,500,000,000 shares authorized at June 30, 2021 and December 31, 2020; 942,568,006 shares issued and outstanding at June 30, 2021 and December 31, 2020	94,256	94,256
Additional paid-in capital	20,907,519	20,414,217
Stock to be issued	30,000	30,000
Accumulated deficit	(22,200,557)	(19,241,451)
Accumulated other comprehensive income	105,836	105,836
Total stockholders’ equity (deficit)	(1,062,946)	1,402,858
Total liabilities and stockholders’ equity	1,469,010	3,104,528

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CITRINE GLOBAL, CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(U.S. dollars except share and per share data)

	Six months ended		Three months ended
	June 30		June 30
	2021	2020	2021	2020

Revenues	-	11,372	-	-
Cost of revenues	-	(13,621)	-	-
Gross loss	-	(2,249)	-	-
Research and development expenses	-	(17,586)	-	-
Marketing, general and administrative expenses	(2,178,960)	(1,756,947)	(204,235)	(1,085,280)
Gain from deconsolidation of a subsidiary	-	52,330	-	52,330
Operating loss	(2,178,960)	(1,724,452)	(204,235)	(1,032,950)
Financing income expenses, net:

Expenses related to convertible loan terms	(177,718)	-	(83,442)	-
Loss from extinguishment in connection with convertible loan restructuring (Note 4B)	(619,671)	-	(619,671)	-
Other financing income, net	17,243	(61,100)	48,656	(63,853)
Financing expenses, net	(780,146)	(61,100)	(654,457)	(63,853)
Net loss attributable to common stockholders	(2,959,106)	(1,785,552)	(858,692)	(1,096,803)

Loss per common stock (basic)	(*)(0.00)	(0.01)	(*)(0.00)	(*)(0.00)

Basic weighted average number of shares of common stock outstanding	942,568,006	334,689,420	942,568,006	494,786,579

Comprehensive loss:
Net loss	(2,959,106)	(1,785,552)	(858,692)	(1,096,803)
Other comprehensive expense attributable to foreign currency translation	-	(9,652)	-	-
Comprehensive loss	(2,959,106)	(1,795,204)	(858,692)	(1,096,803)
(*) Less than $0.01

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CITRINE GLOBAL, CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(U.S. dollars, except share and per share data)

	Redeemable convertible preferred stock		Common stock		Additional paid-in capital	Stock to be issued	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ deficit
	Stock	Amount	Stock	Amount
BALANCE AT DECEMBER 31, 2019	10,344,828	300,000	35,449,400	3,545	10,042,496	30,000	(10,602,292)	115,488	(410,763)
Conversion preferred stock to common stock	(10,344,828)	(300,000)	10,344,828	1,034	298,966	-	-	-	300,000
Issuance of common stock and warrants	-	-	433,927,587	43,393	28,607	-	-	-	72,000
Issuance of common stock for services	-	-	15,000,000	1,500	4,783,500	-	-	-	4,785,000
Waiver of fee by related part	-	-	-	-	11,417	-	-	-	11,417
Other comprehensive income	-	-	-	-	-	-	-	(9,652)	(9,652)
Net loss for the period	-	-	-	-	-	-	(688,749)	-	(688,749)
BALANCE AT MARCH 31, 2020 (unaudited)	-	-	494,721,815	49,472	15,164,986	30,000	(11,291,041)	105,836	4,059,253

Warrants issued in connection with convertible notes	-	-	-	-	301,665	-	-	-	301,665
Net loss for the period	-	-	-	-	-	-	(1,096,803)	-	(1,096,803)
BALANCE AT JUNE 30, 2020 (unaudited)	-	-	494,721,815	49,472	15,466,651	30,000	(12,387,844)	105,836	3,264,115

	Redeemable convertible preferred stock		Common stock		Additional paid-in capital	Stock to be issued	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ deficit
	Stock	Amount	Stock	Amount
BALANCE AT DECEMBER 31, 2020	-	-	942,568,006	94,256	20,414,217	30,000	(19,241,451)	105,836	1,402,858
Net loss for the period	-	-	-	-	-	-	(2,100,414)	-	(2,100,414)
BALANCE AT MARCH 31, 2021 (unaudited)	-	-	942,568,006	94,256	20,414,217	30,000	(21,341,865)	105,836	(697,556)

Modification of warrants in connection with convertible loan restructuring (Note 4B)	-	-	-	-	360,802	-	-	-	360,802
Warrants issued in connection with convertible notes	-	-	-	-	132,500	-	-	-	132,500
Net loss for the period	-	-	-	-	-	-	(858,692)	-	(858,692)
BALANCE AT JUNE 30, 2021 (unaudited)	-	-	942,568,006	94,256	20,907,519	30,000	(22,200,557)	105,836	(1,062,946)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CITRINE GLOBAL, CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars, except share and per share data)

	Six months ended
	June 30,
	2021		2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		(2,959,106)		(1,785,552)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		967		6,664
Finance expenses, net		2,177		2,026
Gain from deconsolidation of a subsidiary		-		(52,330)
Interest and change in fair value of short-term loan measured at fair value		1,459
Prepaid Share based payment to a service provider		-		1,339,800
Expenses related to convertible loan terms		177,718		-
Loss from extinguishment in connection with convertible loan restructuring. (Note 4B)		619,671		-
Inventory subject to refund		-		1,299
Share based payment to a service provider		1,736,534		-
Management fee waiver		-		11,417
Fair value adjustment of liability in connection with stock exchange agreement		(57,254)		65,580
Changes in fair value of marketable securities		36,967		-
Changes in operating assets and liabilities:
Accounts receivable		-		(5,714)
Net changes in operating leases		-		(864)
Related parties		-		(9,313)
Other current assets		(10,532)		(4,243)
Inventory		-		6,789
Deferred Revenue		-		(4,998)
Accounts payable and accrued expenses		233,453		(43,387)
Net cash used in operating activities		(217,946)		(472,826)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash outflow from deconsolidation of a subsidiary (Appendix A)		-		(13,810)
Investment valued under the measurement alternative		-		(450,000)
Repayments of short-term loan		163,726		-
Net cash provided by (used in) investing activities		163,726		(463,810)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans		-		154,341
Proceeds from issuance of common stock, net		-		72,000
Commitment to issue shares to related parties		-		105,000
Proceeds from the issued convertible notes and warrants		350,000		1,170,000
Net cash provided by financing activities		350,000		1,501,341

Effect of exchange rates on cash and cash equivalents		(2,177)		(2,026)

Net increase in cash and cash equivalents		293,603		562,679

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		206,278		17,636

CASH AND CASH EQUIVALENTS AT END OF PERIOD		499,881		580,315

Supplemental disclosure of cash flow information:
Cash received during the year:
Interest		14,000		-
Non-cash transactions:
Conversion preferred stock to common stock		-		300,000

Appendix A - Net cash outflow from deconsolidation of a subsidiary
Working capital (excluding cash and cash equivalents), net		-		(217,111)
Long term assets		-		155,988
Long term liabilities		-		(5,017)
Gain from deconsolidation of a subsidiary		-		52,330
	-		(13,810)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statement

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - GENERAL

Citrine Global, Corp. (“Citrine Global” or the “Company”) was incorporated under the laws of the State of Delaware on May 26, 2010. The Company’s common stock is traded in the United States on the OTCQB market under the ticker symbol “CTGL.”

On June 3, 2020 the Company established a wholly owned new Israeli subsidiary: CTGL – Citrine Global Israel Ltd, (the “Israeli Subsidiary”).

On August 20, 2020, the Israeli Subsidiary, Beezz Home Technologies Ltd., and Golden Holdings Neto Ltd. incorporated Cannovation Center Israel Ltd. Israeli Subsidiary holds 60% of Cannovation Center Israel Ltd.’s shares, while each of Beezz Home Technologies Ltd. and Golden Holdings Neto Ltd. holds 20% of its shares.

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

On July 13, 2021, the Ministry of Economy of the Israeli government recommended to the Israel Land Authority that it approve a grant of 11,687 square meters of industrial land in Yeruham, Israel for Cannovation Center Israel to build the Cannovation Center, to include factories, laboratories, logistics and a distribution center for the medical cannabis, and botanicals industries. As noted, Citrine Global owns 60% of the share capital of Cannovation Center Israel, through the Israeli Subsidiary. The grant was initially awarded on December 30, 2020 for 10,000 square meters of industrial land in Yeruham, Israel and was increased to 11,687 square meters on July 13, 2021. Cannovation Center Israel is in process of receiving the required building permits and approvals to start the construction and is in process with several financing entities in the area of real-estate financing.

On April 13, 2021, Citrine S A L Investment & Holding Ltd., a major shareholder of the Company, on behalf of itself and its affiliates and related parties, has furnished the Company with an irrevocable letter of obligation to financially support the Company until June 30, 2022. On August 13, 2021, Citrine S A L Investment & Holding Ltd. extended this support through December 30, 2022.

See also Notes 4C and 6A with additional cash proceeds to the Company.

Based on the Company’s current cash balances, the Company believes it has sufficient funds for its plans for the next twelve months from the issuance of these financial statements. As the Company is embarking on its new activity as detailed herein, it is incurring losses. It cannot determine with reasonable certainty when and if it will have sustainable profits.

CITRINE GLOBAL, CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q. In the opinion of management, the financial statements presented include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the for six  months ended June 30, 2021. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2021.

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

CITRINE GLOBAL, CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

CITRINE GLOBAL, CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF RESENTATION (cont.)

Fair value (cont.)

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Balance as of June 30, 2021
	Level 1	Level 2	Level 3	Total

Trading securities	-	484,648	-	484,648
Total assets	-	484,648	-	484,648

Liabilities:
Fair value of convertible component in convertible notes	-	-	503,560	503,560
Total liabilities	-	-	503,560	503,560

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Balance as of December 31, 2020
	Level 1	Level 2	Level 3	Total

Trading securities	-	521,615	-	521,615
Short-term loan measured at fair value	-	-	165,185	165,185
Total assets	-	521,615	165,185	686,800

Liabilities:
Fair value of convertible component in convertible notes	-	-	381,147	381,147
Fair Value of forward option	-	-	71,722	71,722
Total liabilities	-	-	452,869	452,869

The following table presents the changes in fair value of the level 3 liabilities for the period ended June 30, 2021:

Changes in Fair value
Assets:
Outstanding at December 31, 2020	165,185
Repayment of short term loan	(163,726)
Interest and change in fair value of short-term loan measured at fair value	(1,459)
Outstanding at June 30, 2021	-

Liabilities:
Outstanding at December 31, 2020	452,869
Changes in fair value	50,691
Outstanding at June 30, 2021	503,560

CITRINE GLOBAL, CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF RESENTATION (cont.)

Conversion feature

In accordance with ASC 815-15-25, the conversion feature was considered embedded derivative instrument, and is to be recorded at its fair value separately from the convertible notes, within current liabilities in the Company’s balance sheet. The conversion component is then marked to market each reporting period with the resulting gains or losses shown in the statements of operations (See also Note 4B).

The fair value of the conversion feature (hereafter “Convertible Component”) was estimated using the Monte-Carlo simulation model to compute the Convertible Component’s fair value. The assumptions used to perform the Monte-Carlo simulation model were consistent with those utilized in the Company’s Black-Scholes valuation for stock options are detailed below:

Loan #1 (See Note 4B):

	June 30,2021	December 31, 2020
Expected volatility (%)	159.13%	164.43%
Risk-free interest rate (%)	0.06%	0.1%
Expected dividend yield	0.0%	0.0%
Contractual term (years)	0.46	0.95
Conversion price	(* )	(* )
Underlying share price (U.S. dollars)	0.03	0.045
Convertible notes amount	1,311,864	1,275,204
Fair value of the conversion feature (U.S. dollars)	387,026	381,147

(*) the conversion price is 85% of the share price, during the period of 5 days preceding the conversion date.

Loan #2 (See Note 4C):

June 30,2021
Expected volatility (%)	156.8%
Risk-free interest rate (%)	0.17%
Expected dividend yield	0.0%
Contractual term (years)	1.50
Conversion price	(* )
Underlying share price (U.S. dollars)	0.03
Convertible notes amount	100,966
Fair value of the conversion feature (U.S. dollars)	116,534

CITRINE GLOBAL, CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF RESENTATION (cont.)

Recent Accounting Pronouncements

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation— Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815- 40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). The guidance is effective for the Company on January 1, 2022. The Company is currently evaluating the impact of adopting this standard.

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

Other new pronouncements issued but not effective as of June 31, 2021 are not expected to have a material impact on the Company’s consolidated financial statements.

CITRINE GLOBAL, CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 3 – STOCK OPTIONS

A.	The following table presents the Company’s stock option activity for employees and directors of the Company for the year ended June 30, 2021:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2020	46,762	0.0011
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at June 30, 2021	46,762	0.0011
Number of options exercisable at June 30, 2021	46,762	0.0011

B.	On March 5, 2020 and November 11, 2020, the Company issued 15,000,000 and 13,222,082 shares of Common Stock, respectively, to its former legal services provider in exchange for its legal consulting services, which was provided until February 28, 2021. The Company estimated the fair value of the shares issued based on the share price at the grant date at $9,003 thousand.

The Company recorded a share based compensation expense in the amount of 1,737 thousands in the three months ended June 30, 2021.

NOTE 4 – EVENTS DURING THE PERIOD

A.	On June 25, 2020, the Company and the Israeli Subsidiary entered into an agreement to grant Intelicanna Ltd. (“Intelicanna”) New Israeli Shekel (“NIS”) 1 million in cash (approximately $290,000) in direct financing for working capital purposes. The financing will bear 6% annual interest, and Intelicanna will make additional payments equal to 6% of its gross revenues from the date the financing was received and until the date Intelicanna’s aggregate gross revenues reach NIS 2 million (approximately $600,000). If the total of the 6% interest plus the additional payments would result in a return of less than 12% per year to the Company, the interest would be increased to bring the total return to 12%. Every three months Intelicanna must pay the interest, and after 12 months, it must repay the capital, plus the total of the additional payments due, plus any outstanding interest, and it must pay interest of 2% per month on any late payments, provided, however, that until the foregoing obligations are paid in full, Intelicanna must pay 50% of its gross revenues to the Company upon receipt. If Intelicanna does not pay all amounts due within 18 months, it shall, at the Company’s option, issue to the Company a number of its shares equal to NIS 1.5 million (approximately $0.45 million) divided by the lower of (i) volume weighted average price (VWAP) of the three trading days prior to the lapse of the 18 months, and (ii) VWAP of the three trading days prior to the signing of the financing agreement. The financing must be paid by the Company to Intelicanna within 30 days of signing the financing agreement, subject to completion of due diligence to the Company’s satisfaction and to Intelicanna receiving a commercial growing license.

On July 9, 2020, the Company transferred to Intelicanna NIS 500,000 (approximately $145,000).

As of June 30, 2021, Intelicanna repaid the full principal of the loan together with 12% interest, which amounted to NIS 46,000 (approximately $14,000).

CITRINE GLOBAL, CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 4 – EVENTS DURING THE PERIOD (cont.)

B.	On April 12, 2021, the parties to the Convertible Note Purchase Agreement (the “CL Agreement”) amended the CL Agreement to (i) change the annual interest on the Notes to nine percent, applicable from January 1, 2021, (ii) ensure that the Company shall repay the loans at the time it consummates an investment in the amount of at least $5 million in the Company’s securities, and (iii) modify the exercise prices of each of the A Warrants and B Warrants to $0.10 per share, and the term of the warrants be extended by one year for the A Warrants and B Warrants.

The Company concluded that the change in term does not constitute a trouble debt restructuring. Thereafter, the Company applied the guidance in ASC 470-50, Modifications and Extinguishments. The accounting treatment is determined by whether terms of the new debt and original debt are substantially different. The new debt and the old debt are considered “substantially different” pursuant to ASC 470-50 when the present value of the cash flows under the terms of the new debt instrument is at least 10% different from the present value of the remaining cash flows under the terms of the original instrument (including the incremental fair value resulting from the change in the terms of the warrants held by the lender). If the original and new debt instruments are substantially different, the original debt is derecognized and the new debt should be initially recorded at fair value, with the difference recognized as an extinguishment gain or loss. Based on the analysis, the Company concluded that the change in terms should be accounted for as an extinguishment.

The extinguishment resulted in a loss of $619,671 (including of $360,802 – change in the fair value of the warrants which are considered transaction cost).

The fair value of the warrants was estimated using the Black-Scholes option pricing model. The assumptions used to perform the calculations are detailed below:

Fair value of the warrants immediately before the change:

Fair value of the warrants	A Warrant	B Warrant
Expected volatility (%)	150.5%	158.7%
Risk-free interest rate (%)	0.04%	0.08%
Expected dividend yield	0.0%	0.0%
Contractual term (years)	0.18	1.18
Conversion price	0.26	0.31
Underlying share price (U.S. dollars)	0.07	0.07
Fair value (U.S. dollars)	3,030	120,822

Fair value of the warrants immediately after the change:

Fair value of the warrants	A Warrant	B Warrant
Expected volatility (%)	158.7%	158.7%
Risk-free interest rate (%)	0.08%	0.22%
Expected dividend yield	0.0%	0.0%
Contractual term (years)	1.18	2.18
Conversion price	0.1	0.1
Underlying share price (U.S. dollars)	0.07	0.07
Fair value (U.S. dollars)	210,961	273,693

C.	On June 24, 2021, the Company received from Citrine 8 LP, a related entity, a loan of $350,000 made under and pursuant to the CL Agreement. Citrine agreed to honor a Draw Down Notice for, and advanced to the Company, $350,000, under the terms of the CL Agreement. As provided for under the terms of the CL Agreement, Citrine 8 was issued 10,500,105 A warrants and 10,500,105 B warrants for shares of common stock, where the A warrants are exercisable beginning December 24, 2021 through December 24, 2023 and the B warrants, in each case at a per share exercise price of $0.10.

CITRINE GLOBAL, CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 4 – EVENTS DURING THE PERIOD (cont.)

The fair value of the conversion feature (hereafter “Convertible Component”) was estimated using the Monte Carlo Simulation Model to compute the Convertible Component’s fair value. The assumptions used to perform the Monte-Carlo simulation model were consistent with those utilized in the Company’s Black-Scholes valuation for stock options are detailed below:

June 24, 2021
Expected volatility (%)	156.8%
Risk-free interest rate (%)	0.17%
Expected dividend yield	0.0%
Contractual term (years)	1.5
Conversion price	(*)
Underlying share price (US dollars)	0.03
Convertible notes amount	397,293
Fair value of the conversion feature (US dollars)	116,534

(*) the conversion price is 85% of the share price, during the period of 5 days preceding the conversion date.

As mentioned above, as part of the Amendment, the Company issued the Buyer 10,500,105 A warrants and 10,500,105 B warrants to purchase a total of 21,000,210 shares of Common Stock of the Company.

The fair value of such warrants as of the drawdowns dates was estimated at $404,063 using the Black-Scholes option-pricing model and is presented within the consolidated statements of changes in shareholders equity (deficit).

The assumptions used to perform the calculations are detailed below:

	A Warrant	B Warrant
Expected volatility (%)	156.8%	156.8%
Risk-free interest rate (%)	0.37%	0.59%
Expected dividend yield	0.0%	0.0%
Contractual term (years)	2.5	3.5
Conversion price	0.1	0.1
Underlying share price (U.S. dollars)	0.03	0.03
Fair value (U.S. dollars)	183,875	220,188

The fair value of Convertible Notes was estimated at $307,898. The convertible notes are accounted for according to the effective interest method.

The drawdowns notice amount, net of the Conversion Component amounts, is $233,466 as of the agreement date was allocated in accordance with fair value proportion.

June 24, 2021 (US dollars)
Conversion Component	116,534
Warrants	132,500
Convertible Notes	100,966

NOTE 5 – RELATED PARTIES

A.	Transactions and balances with related parties

	Six months ended June 30
	2021	2020

General and administrative expenses:
Directors compensation and fees to officers	183,000	125,000

B.	Balances with related parties:

	As of June 30,
	2021	2020

Accounts payable and accrued expenses	495,173	94,109

Commencing in February 2020, Ora Elharar Soffer, CEO and Chairperson of the Board, was entitled to a monthly fee of $20,000 and certain reimbursements for traveling, lodging and other expenses on behalf of the Company. As of June 30, 2021, an amount of $337,673, representing compensation earned by Ms. Elharar Soffer, was deferred until the Company consummates an investment of at least $1.8 million in the Company’s securities.

C.	Commencing in February 2020, Ilanit Halperin and Ilan Ben-Ishay, each a director, are each entitled to a monthly fee of $3,500 and certain reimbursements for traveling lodging and vehicle expenses on behalf of the Company. As of June 30, 2021, an amount of $52,500 representing compensation earned by Mr. Ben-Ishay, was deferred until the Company consummates an investment of at least $1.8 million in the Company’s securities.

D.	Commencing in May 2020, Ms. Halperin, CFO of the Company, was entitled to a monthly fee of an additional $3,500, resulting in an aggregate monthly fee of $7,000. As of June 30, 2021, an amount of $105,000 representing compensation earned by Ms. Halperin, was deferred until the Company consummates an investment of at least $1.8 million in the Company’s securities.

E.

Commencing in March 2021, Adv. David Kretzmer, a director, is entitled to a monthly fee of $7,000 and certain reimbursements for traveling lodging and vehicle expenses on behalf of the Company. As of June 30, 2021, an amount of $28,000 representing compensation earned by Adv. David Kretzmer, was deferred until the Company consummates an investment of at least $1.8 million in the Company’s securities

CITRINE GLOBAL, CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 6 – SUBSEQUENT EVENTS

A.	Between August 3 – 9, 2021, we sold to an unrelated third party in an off market transaction 619,589 ordinary shares of Intelicanna Ltd., an Israeli medical cannabis company listed on the Tel Aviv Stock Exchange (“Intelicanna”), for aggregate gross proceeds to the Company of 1,260,611 NIS (approximately $391,500 based on the current exchange rate). Following the sale, the Company no longer holds any Intelicanna shares. As previously reported, the Company obtained the Intelicanna shares in a share exchange agreement entered into with Intelicanna in September 2020. The Company’s decision to sell the Intelicanna shares was taken, in part, to avoid being subject to the terms of the Investment Company Act of 1940.

B.	On August 9, 2021, through its 60% owned subsidiary Cannovation Center Israel, the Company entered into an agreement with iBOT Israel-Botanicals Ltd., a company formed under the laws of the State of Israel (“iBOT”), pursuant to which iBOT agreed to manufacture a line of nutritional supplements for Cannovation Center Israel, including packaging and storage (the “Manufacturing Agreement”).

iBOT is a botanical nutritional supplements’ company developing and manufacturing botanical formulas and nutritional supplements for custom & contract manufacturing for leading botanical companies. iBOT’s manufacturing facility is approved by the Israeli Ministry of Health and is GMP-certified, ISO9001-certified and HACCP certified by IQC. The principal shareholders and control persons of iBOT are the Company’s Chief Executive Officer and a Company director.

Under the Manufacturing Agreement, the parties will agree on the compensation terms for each manufacturing order that Cannovation submits to iBOT It is intended that the price payable to iBOT will be based on the cost of manufacture plus a specified premium to be fixed at the time of each order.

C.	On August 15, 2021, the Company and Cirine 8 LP. Citrine High Tech 7 LP and Citrine 9 LP, the holders of $1,520,000 in principal amount under the CL Agreement (the “Outstanding CL Notes”), entered into an agreement pursuant to which, among other things, the following terms were effected:

(i)	Extension of the maturity date on the Outstanding CL Notes to July 31, 2023, provided, that if the Company consummates prior to maturity an investment of at least $5 million of the Company’s securities, then the Company shall repay the principal amount and accrued interest of the Notes from such proceeds;
(ii)	Amendment of the conversion price on the Outstanding CL Notes to a fixed conversion price of $0.010 per share; and
(iii)	Confirming the agreement of the holders of the Outstanding CL Notes to honor draw down notice for balance of remainder of the $1,800,000 originally committed to under the CL Agreement (i.e., $280,000) through March 31, 2022.

D.

On May 31, 2020, the Company entered into an agreement for future issuance of shares. The agreement for future issuance of shares provides that a fall in a share price of a party, not exceeding 20%, measured six months after issuance of shares by both parties pursuant to a separate share exchange agreement, will be offset by the issuance of additional shares to the other party to bring up to $500 thousand the total value of the shares issued to the other party. On August 15, 2021, the Company’s board of directors determined that it is required to issue to Intelicanna 535,867 shares of the Company’s common stock and has authorized the issuance of such shares to Intelicanna.

E.

On August 15, 2021, the Company’s board of directors determined to increase the number of shares reserved for issuance under the 2018 Stock Incentive Plan to 90,000,000 shares of common stock thereunder and recommended to the Company shareholders to approve the increase in the pool. The Board also determined to grant to each of Ilanit Halperin and David Kretzmer, directors of the Company, a grant of options to purchase 9,425,680 shares of common stock, and Doron Birger, a Company director, options to purchase 2,365,420 shares, in each case at per share exercise price of $0.05, provided, that such grant is subject to approval by the shareholders of the increase in the plan pool. The options vest over a two year period, in eight (8) equal installments, with the first instalment vesting on the third month anniversary of each individual’s start date and each further instalment on each subsequent third month anniversary, where the start date is, in the case of Ilanit Halperin February 27, 2020, in the case of Doron Birger September 20, 2020 and in the case of David Kretzmer is March 1, 2021, subject to such individual’s continued service with the Company.

F.

On August 15, 2021, the board determined to award a bonus to the Company’s Chairperson of the Board, CEO, CFO, officers, directors and senior management equal to two percent (2%) of any capital raise, subject to prior repayment of the outstanding convertible loans and so long as the payment thereof would be from available funds and part of the Company’s operating budget for a minimum period of 18 months. In addition, the Board agreed to a bonus Company’s Chairperson of the Board, CEO, CFO, officers, directors and senior management of 2% from net sales which will become payable upon the fulfillment of certain specified targets that the Board will establish, subject to prior repayment of the outstanding convertible loans and so long as the payment thereof would be from available funds and as part of the Company’s operating budget for a minimum period of 18 months.

G.	On August 15, 2021, David Kretzmer, a director of the Company, was also appointed to the board of directors of Cannovation Center Israel, the Company’s 60% owned subsidiary.

H.

On August 15, 2021, the board of directors of Cannovation Center Israel determined to adjust the compensation of the Chairperson (and interim Chief Executive Officer), Ora Elharar Soffer, to $10,000 per month, and that of the chief financial officer, Ilanit Halperin, to $4,000 per month, and that of Ilan Ben Ishay and David Kretzmer, directors, to $2,000 per month, in each case retroactive to July 1, 2021. These amounts would be paid at such time as Cannovation Center shall become due and payable from, and such time as Cannovation Center Israel shall have, available funds therefor and as part of the operating budget for a minimum period of 18 months.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws, and is subject to the safe-harbor created by such Act and laws. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other variations thereon or comparable terminology. The statements herein and their implications are merely predictions and therefore inherently subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results, performance levels of activity, or our achievements, or industry results to be materially different from those contemplated by the forward-looking statements. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under the heading “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed with the Securities and Exchange Commission, or the SEC, on April 15, 2021. Readers are also urged to carefully review and consider the various disclosures we have made in that report. As used in this quarterly report, the terms “we”, “us”, “our”, the “Company” and “Citrine” mean Citrine Global, Corp. and our wholly-owned subsidiary CTGL -Citrine Global Israel Ltd. unless otherwise indicated or as otherwise required by the context.

Overview

Our principal business activity is comprised of developing technologies and commercializing wellness and pharma products for the botanical and medical cannabis Industries. our strategy includes various business models including acquiring technologies for the rapidly growing botanical and medical cannabis industries. We believe in the health, wellness, botanicals, and medical cannabis industries that demonstrate high growth potential and focus on these target markets.

Our headquarters, directors, and executive officers are all based in Israel, where we operate via our wholly-owned subsidiary, CTGL - Citrine Global Israel Ltd. (“Citrine Global Israel”) an our 60% owned Cannovation Center Israel Ltd..

We have developed a unique platform of operational innovation centers (each, an “Operational Innovation Center”) that create eco-systems for the health, wellness, botanicals, and medical cannabis industries. Our first Operational Innovation Center will be the Cannovation Center Israel Ltd. (the “Cannovation Center Israel”), which is developing an ecosystem for the botanical and medical cannabis industries to be built in Israel with Israeli government support. Cannovation Center Israel developed the “Green” product lines for botanical and medical cannabis solutions. Citrine Global Corp. holds 60% of the share capital of Cannovation Center Israel with the remaining 40% being held by related entities.

We have an experienced team and a network of partners that include leading experts with a proven track record in technology, high-tech, biotech, investment, entrepreneurship, real estate, finance, and strategic business development in Israel and worldwide. We plan to operate worldwide through domestic subsidiaries, local teams, partners, and industry experts in each area.

Our Vision to become a leading global company for wellness & pharma technology solutions in the botanical and medical cannabis industries and to improve people’s health and quality of life worldwide

The Five Elements Approach

We created a five-element approach of multi-strategy solutions to realize our vision:

1. The 1st Element: Israeli Technology & Innovation for the Botanical & Medical Cannabis Industries

Citrine Global’s business activity is comprised of developing Israeli technologies and solutions. Israel is well positioned as a leader in the medical cannabis industry and we put special focus on Israeli technologies as a leading source of innovation for global markets.

Our headquarters, top executives and partners are based in Israel where we have a strong foothold with leading universities, researchers, labs, industry leaders and entrepreneurs to create an ecosystem, which promotes the botanical and medical cannabis industries.

We view developing and acquiring Israeli technologies & solutions for the botanical and medical cannabis industries as a source of innovation for global markets

2. The 2nd Element: Cannovation Center Israel

Cannovation Center is a unique platform that creates eco-systems for the health, wellness, botanicals, and medical cannabis industries. The first Cannovation Center will be built in Israel with Israeli government support.

Cannovation Center Israel will include laboratories for botanical and cannabis research, plant genetics, pharmacological research, product development and facilities for preclinical and clinical trials, certified factories for cannabis, health and wellness products, storage, packaging, distribution, and consultancy services for strategy and business development.

3. The 3rd Element: Developing and Commercializing Wellness & Pharma Products for the Botanical and Medical Cannabis Industries

Our strategy includes bringing to market innovative pharma & wellness technologies, solutions, and products for the botanical and medical cannabis industries. The Green Product Line is being developed by Cannovation Center Israel and includes the Green Botanicals Family of dozens of herbal formulas and supplements; the Green Medical Cannabis Family of premium cannabis inflorescences and oils; and the Green CBD and Hemp Family of cannabis-infused, dermo-cosmetic products, health beverages and more.

4. The 4th Element: Acquiring Companies

The Cannabis Industry has reached a stage of consolidation with accelerated mergers and acquisitions and funding in capital markets supported by the continued momentum towards legalization in various countries. Our strategy consists of acquiring companies with IP, R&D, patents, and distribution networks to leverage company value and IP.

5. The 5th Element: Global Network & Market Potential

Our growth strategy includes creating an international network of subsidiaries, local teams, and partners worldwide, building Cannovation Centers and targeting the growing botanical and medical cannabis industries and potentially additional innovative industries in the long term.

Target Markets

Below is a diagram of our target markets and their value as reported by various third-party sources unrelated to us. See sources below

1) Grand View Research on Botanical Market

2) Global Market Insights CBD Market

3) Prohibition Partners Global Cannabis Report

4) Formula Botanica Research on Organic Beauty Market

On July 13, 2021, the Ministry of Economy of the Israeli government recommended to the Israel Land Authority that it approve a grant of 11,687 square meters of industrial land in Yeruham, Israel for Cannovation Center Israel to build the Cannovation Center, to include factories, laboratories, logistics and a distribution center for the medical cannabis, CBD, hemp and botanicals industries. Administratively, this is the first step in obtaining the rights to construct the center. As noted, Citrine Global owns 60% of the share capital of Cannovation Center Israel, through Citrine Global Israel.

We are in advanced negotiations with the Yeruham Local Council with respect to the Cannovation Center Israel project. We have prepared an architectural conceptual plan for the building and for the interior design and we have received pricing proposals for the project, including various suppliers. The Cannovation Center Israel plans to establish the Cannovation Center Israel, obtain the required licenses, select suppliers, partners and other activities to realize our strategy.

The Green Product Line

The “Green” Product line is comprised of the following:

●	Green Botanicals Family: which includes dozens of unique herbal formulas and is planning to run clinical trials on some of them. we targeting to distribute the Green Botanicals product line mainly through pharmacies and distribution channels of the medical cannabis industry.
●	Green Medical Cannabis Family: premium cannabis inflorescences and oils. - Our goal to deliver premium, high quality products for patients in Israel, European Union and Canada and all territories that permit and regulate the distribution of botanicals & cannabis for medical use.
●	Green CBD & Hemp Family: cannabis-infused dermo-cosmetic products, health beverages, and more.

All products are pending and dependent on receiving regulatory approval from the Israeli Ministry of Health & compliance with the relevant regulations in each territory.

Recent Developments

As reported on May 5, 2021, we entered into a consulting agreement with Hagai Hillman as chief executive officer of Cannovation Center Israel. However, in July 2021, we terminated the consultant agreement with him, Our CEO is currently acting as chief executive officer of Cannovation Center Israel

As previously disclosed by us, on June 24, 2021, we received from Citrine 8 LP, a related entity, a loan of $350,000 made under and pursuant to the Convertible Note Purchase Agreement dated as of April 1, 2020, as subsequently amended (the “Convertible Note Agreement”), entered into by Citrine Global, Corp., Citrine 8 LP and other related entities. Citrine agreed to honor a Draw Down Notice for, and advanced to us, $350,000. In connection therewith, Citrine 8 agreed to extend the date on which a Draw Down Notice can be honored under the Convertible Note Agreement and advanced funds on the same terms and conditions as are specified in the Convertible Note Agreement. As provided for under the terms of the Convertible Note Agreement, Citrine 8 will be issued 10,500,105 A warrants and 10,500,105 B warrants for shares of common stock, where the A warrants are exercisable beginning December 24, 2021 through December 24, 2023 and the B warrants, in each case at a per share exercise price of $0.10.

Between August 3 – 9, 2021, we sold to an unrelated third party in an off market transaction 619,589 ordinary shares of Intelicanna Ltd., an Israeli medical cannabis company listed on the Tel Aviv Stock Exchange (“Intelicanna”), for aggregate gross proceeds to the Company of 1,260,611 NIS (approximately $391,500 based on the current exchange rate). Following the sale, the Company no longer holds any Intelicanna shares. As previously reported, the Company obtained the Intelicanna shares in a share exchange agreement entered into with Intelicanna in September 2020. The Company’s decision to sell the Intelicanna shares was taken, in part, to avoid being subject to the terms of the Investment Company Act of 1940

On August 9, 2021, through our 60% owned subsidiary Cannovation Center Israel, we entered into an agreement with iBOT Israel-Botanicals Ltd., a company formed under the laws of the State of Israel (“iBOT”), pursuant to which iBOT agreed to manufacture a line of nutritional supplements for Cannovation Center Israel, including packaging and storage (the “Manufacturing Agreement”).

iBOT is a botanical nutritional supplements’ company developing and manufacturing botanical formulas and nutritional supplements for custom & contract manufacturing for leading botanical companies. iBOT’s manufacturing facility is approved by the Israeli Ministry of Health and is GMP-certified, ISO9001-certified and HACCP certified by IQC. The principal shareholders and control persons of iBOT are the Company’s Chief Executive Officer and a Company director.

Cannovation developed the “Green Botanicals” nutritional supplements product line, which includes dozens of unique botanical formulas, and is planning to run clinical trials on several products. Cannovation targets to market the Green Botanicals product line in pharmacies and distribution channels in the medical cannabis field in Israel, initially, and subsequently in Europe, after the requisite approvals are obtained.

Under the Manufacturing Agreement, the parties will agree on the compensation terms for each manufacturing order that Cannovation submits to iBOT It is intended that the price payable to iBOT will be based on the cost of manufacture plus a specified premium to be fixed at the time of each order.

On August 15, 2021, the Company and Citrine 8 LP. Citrine High Tech 7 LP and Citrine 9 LP, the holders of $1,520,000 in principal amount under the CL Agreement (the “Outstanding CL Notes”), entered into an agreement pursuant to which the following principal terms were effected:

(i)	Extension of the maturity date on the Outstanding CL Notes to July 31, 2023, provided, that if the Company consummates prior to maturity an investment of at least $5 million of the Company’s securities, then the Company shall repay the principal amount and accrued interest of the Notes from such proceeds;
(ii)	Amendment of the conversion price on the Outstanding CL Notes to a fixed conversion price of $0.010 per share; and
(iii)	Confirming the agreement of the holders of the Outstanding CL Notes to honor draw down notice for balance of remainder of the $1,800,000 originally committed to under the CL Agreement (i.e., $280,000) through March 31, 2022.

On May 31, 2020, the Company entered into an agreement for future issuance of shares. The agreement for future issuance of shares provides that a fall in a share price of a party, not exceeding 20%, measured six months after issuance of shares by both parties pursuant to a separate share exchange agreement, will be offset by the issuance of additional shares to the other party to bring up to $500 thousand the total value of the shares issued to the other party. On August 15, 2021, the Company’s board of directors determined that it is required to issue to Intelicanna 535,867 shares of the Company’s common stock and has authorized the issuance of such shares to Intelicanna,

On August 15, 2021, the Company’s board of directors determined to increase the number of shares reserved for issuance under the 2018 Stock Incentive Plan to 90,000,000 shares of common stock thereunder and recommended to the Company shareholders to approve the increase in the pool. The Board also determined to grant to each of Ilanit Halperin and David Kretzmer, directors of the Company, a grant of options to purchase 9,425,680 shares of common stock, and Doron Birger, a Company director, options to purchase 2,365,420 shares i, in each case at per share exercise price of $0.05, provided, that such grant is subject to approval by the shareholders of the increase in the plan pool. The options vest over a two year period, in eight (8) equal installments, with the first instalment vesting on the third month anniversary of each individual’s start date and each further instalment on each subsequent third month anniversary, where the start date is, in the case of Ilanit Halperin February 27, 2020, in the case of Doron Birger September 20, 2020 and in the case of David Kretzmer is March 1, 2021, subject to such individual’s continued service with the Company.

On August 15, 2021, the board determined to award a bonus to the Company’s Chairperson of the Board, CEO, CFO, officers, directors and senior management equal to two percent (2%) of any capital raise, subject to prior repayment of the outstanding convertible loans and so long as the payment thereof would be part of the Company’s operating budget for a minimum period of 18 months. In addition, the Board agreed to a bonus Company’s Chairperson of the Board, CEO, CFO, officers, directors and senior management of 2% from net sales which will become payable upon the fulfillment of certain specified targets that the Board will establish, subject to prior repayment of the outstanding convertible loans and so long as the payment thereof is from available funds and would be part of the Company’s operating budget for a minimum period of 18 months.

On August 15, 2021, David Kretzmer, a director of the Company, was also appointed to the board of directors of Cannovation Center Israel, the Company’s 60% owned subsidiary.

On August 15, 2021, the board of directors of Cannovation Center Israel determined to adjust the compensation of the Chairperson (and interim Chief Executive Officer), Ora Elharar Soffer, to $10,000 per month, and that of the chief financial officer, Ilanit Halperin, to $4,000 per month, and that of Ilan Ben Ishay and David Kretzmer, directors, to $2,000 per month, in each case retroactive to July 1, 2021. These amounts would be paid at such time as Cannovation Center shall become due and payable from and such time as Cannovation Center Israel shall have, available funds therefor and as part of the operating budget for a minimum period of 18 months.

Comparison of the Three Months Ended June 30, 2021 compared to the Three Months Ended June 30, 2020

The following table presents our results of operations for the three months ended June 30, 2021 and 2020

	Three Months Ended
	June 30
	2021	2020

Revenues	-	-
Operating loss	-	-
Research and development expenses	-	-
Marketing, general and administrative expenses	204,235	1,085,280
Operating loss	204,235	1,085,280
Financing expenses, net	654,458	63,853
Net loss	858,693	1,096,803

Revenues. Revenues for the three months ended June 30, 2021 and 2020 were $nil.

Research and Development. Research and development expenses for the three months ended June 30, 2021 and 2020 were $nil.

Marketing, general and Administrative Expenses. Marketing, general and administrative expenses consist primarily of share based compensation expenses and other non-personnel related expenses such as legal expenses. Marketing general and administrative expenses decreased from $1,085,280 for the three months ended June 30, 2020 to $204,235 for the three months ended June 30, 2021. The decrease in our marketing, general and administrative expenses is mainly attributable to the decrease in our share-based compensation expenses and legal fees paid in connection with the TechCare Transaction, which was partially offset by an increase professional services.

Financing Expenses, Net. Financing expenses, net were $654,458 and $63,853 for the three months ended June 30, 2021 and 2020, respectively. The reason for the increase in financial expense was due to $619,671,000 thousand of Loss from extinguishment in connection with convertible loan restructuring.

Net Loss. Net loss for the three months ended June 30, 2021 was $858,693 and is attributable to the reasons discussed above.

Comparison of the Six Months Ended June 30, 2021 compared to the Six Months Ended June 30, 2020

The following table presents our results of operations for the three months ended June 30, 2021 and 2020

	Six Months Ended
	June 30
	2021	2020

Revenues	-	11,372
Operating loss	-	2,249
Research and development expenses	-	17,586
General and administrative expenses	2,178,960	1,756,947
Gain from deconsolidation of a subsidiary	-	(52,330)
Operating loss	2,178,960	1,724,452
Financing expenses, net	780,146	61,100
Net loss	2,959,106	1,785,552

Revenues. Revenues for the six months ended June 30, 2021 were $nil. Revenues for the six months ended June 30, 2020 were $11,372. The decrease in our revenues is mainly attributable to our selling 90% of the shares we held in Novomic Ltd. (“Novomic”) and focusing on our new strategy and business activity, and, therefore, ceasing to consolidate the financial statements of Novomic.

Research and Development. Research and development expenses for the six months ended June 30, 2021 were $nil. Research and development expenses for the six months ended June 30, 2021 were $17,586. The decrease is mainly attributable to our selling 90% of the shares we held in Novomic and focusing on our new business activity, and therefore ceasing to consolidate the financial statements of Novomic.

Marketing, general and Administrative Expenses. Marketing, general and administrative expenses consist primarily of share based compensation expenses and other non-personnel related expenses such as legal expenses. Marketing, general and administrative expenses increased from $1,756,947 for the six months ended June 30, 2020 to $2,178,960 for the six months ended June 30, 2021. The increase in our marketing, general and administrative expenses is mainly attributable to the increase in our share-based compensation expenses and legal fees paid in connection with the TechCare Transaction in the first quarter and increase in professional services.

Financing Expenses, Net. Financing expenses, net were $780,146 and $61,100 for the six months ended June 30, 2021 and 2020, respectively. The reason for the increase in financial expense was due to $619,671 thousand of Loss from extinguishment in connection with convertible loan restructuring.

Net Loss. Net loss for the six months ended June 30, 2021 was $2,959,106 and is attributable to the reasons discussed above.

Financial Condition, Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. At June 30, 2021, we had current assets of $1,014,475 compared to total current assets of $2,649,026 as of December 31, 2020. At June 30, 2021, we had total assets of $1,469,010 compared to total assets of $3,104,528 as of December 31, 2020. The decrease in total assets is mainly due to decrease in our prepaid share based compensation payment to service provider. At June 30, 2021,we had current liabilities of $2,314,456 as compared to $1,701,670 as of December 31, 2020. At June 30, 2021, we had total liabilities of $2,531,956 as compared to $1,701,670 as of December 31, 2020. The increase is mainly attributed to the increase in the balance of accounts payables and accrued expenses and the balance of convertible notes.

At June 30, 2021, we had a cash balance of $499,881 compared to the cash balance of $206,278 as of December 31, 2020.

At June 30, 2021, we had a working capital deficiency of $1,299,981 as compared with a working capital of $947,356 at December 31, 2020.

On June 24, 2021, we received from Citrine 8 LP, a related entity, a loan of $350,000 made under and pursuant to the Convertible Note Purchase Agreement dated as of April 1, 2020, as subsequently amended (the “Convertible Note Agreement”), entered into by Citrine Global, Corp., Citrine 8 LP and other related entities. Citrine agreed to honor a Draw Down Notice for, and advanced to us, $350,000. In connection therewith, Citrine 8 agreed to extend the date on which a Draw Down Notice can be honored under the Convertible Note Agreement and advanced funds on the same terms and conditions as are specified in the Convertible Note Agreement. As provided for under the terms of the Convertible Note Agreement, Citrine 8 will be issued 10,500,105 A warrants and 10,500,105 B warrants for shares of common stock, where the A warrants are exercisable beginning December 24, 2021 through December 24, 2023 and the B warrants in each case at a per share exercise price of $0.10.

Between August 3 – 9, 2021, we sold to an unrelated third party in an off market transaction 619,589 ordinary shares of Intelicanna Ltd., an Israeli medical cannabis company listed on the Tel Aviv Stock Exchange (“Intelicanna”), for aggregate gross proceeds to the Company of 1,260,611 NIS (approximately $391,500 based on the current exchange rate). Following the sale, the Company no longer holds any Intelicanna shares. As previously reported, the Company obtained the Intelicanna shares in a share exchange agreement entered into with Intelicanna in September 2020.

On April 13, 2021, the Citrine S A L Group has furnished the Company with an irrevocable letter of obligation to support the Company until December 30, 2022 financially. We believe that this commitment will allow the Company to be operational as planned and budgeted through this period (the “Irrevocable Letter”).

Finally, on August 15, 2021, we and the holders of the outstanding loans under the Convertible Loan Agreement entered into an agreement which, among other things, extends the maturity dates of these loans to July 31, 2023, provided that if we consummate prior to maturity an investment of at least $5 million of the Company’s securities, then the Company shall repay the principal amount and accrued interest of the Notes from such proceeds. In addition, these holders confirmed their agreement to honor draw down notice by the Company through March 31, 2022 for the balance of the originally committed amount of $1,800,000 (i.e., $280,000).

Based on the Company’s current cash balances, the proceeds of the loan made by Citrine 8 LP, the proceeds of the sale from the Intelicanna shares, the extensions of the maturity dates under the outstanding loans described above and the Irrevocable Letter, the Company believes that it has sufficient funds for its plans for the next twelve months from the issuance of these financial statements. As the Company is embarking on its activities as detailed herein, it is incurring losses. It cannot determine with reasonable certainty when and if it will have sustainable profits.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time we may become involved in various legal proceedings that arise in the ordinary course of business, including actions related to our intellectual property. Although the outcomes of these legal proceedings cannot be predicted with certainty, we are currently not aware of any such legal proceedings that arise in the ordinary course of business, including actions related to our intellectual property. Although the outcomes of these legal proceedings cannot be predicted with certainty, we are currently not aware of any such legal proceedings or claims that we believe, either individually or in the aggregate, will have a material adverse effect on our business, financial condition, or results of operations.

ITEM 1A.	RISK FACTORS

An investment in the Company’s Common Stock involves a number of very significant risks. You should carefully consider the risk factors included in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on April 15, 2021, in addition to other information contained in our reports and in this quarterly report in evaluating the Company and its business before purchasing shares of our Common Stock. There have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION:

On August 15, 2021, the Company’s board of directors determined to increase the number of shares reserved for issuance under the 2018 Stock Incentive Plan to 90,000,000 shares of common stock thereunder and recommended to the Company shareholders to approve the increase in the pool. The Board also determined to grant to each of Ilanit Halperin and David Kretzmer, directors of the Company, a grant of options to purchase 9,425,680 shares of common stock, and Doron Birger, a Company director, options to purchase 2,365,420 shares i, in each case at per share exercise price of $0.05, provided, that such grant is subject to approval by the shareholders of the increase in the plan pool. The options vest over a two year period, in eight (8) equal installments, with the first instalment vesting on the third month anniversary of each individual’s start date and each further instalment on each subsequent third month anniversary, where the start date is, in the case of Ilanit Halperin February 27, 2020, in the case of Doron Birger September 20, 2020 and in the case of David Kretzmer is March 1, 2021, subject to such individual’s continued service with the Company.

ITEM 6.	EXHIBITS

Exhibit Index:

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer (Principal Executive Officer), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITRINE GLOBAL. CORP
(Registrant)

By:	/s/ Ora Elharar Soffer	By:	/s/ Ilanit Halperin
	Ora Elharar Soffer		Ilanit Halperin
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date:	August 16, 2021	Date:	August 16, 2021

