Form 10-Q
period 2021-09-30
CITRINE GLOBAL, CORP.
filed 2021-11-15
CIK 1498067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period ended September 30, 2021; or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from ________ to ________

Commission file number 000-55680

CITRINE GLOBAL, CORP

(Exact name of registrant as specified in its charter)

Delaware	68-0080601
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4 HaOgen Street, Herzelia Israel	4655102
(Address of principal executive offices)	Zip Code

+ (972) 73 7600341

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

As of November 15, 2021, 942,568,006 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

CITRINE GLOBAL, CORP

Form 10-Q

September 30, 2021

Page

PART I — FINANCIAL INFORMATION

Item 1 – Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets – September 30, 2021 (unaudited) and December 31, 2020	4

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020 (unaudited)	5

Condensed Consolidated Statement of Changes in Stockholders’ Equity (deficit) for the three and nine months ended September 30, 2021 and 2020 (unaudited)	6

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 (unaudited)	8

Notes to Unaudited Condensed Consolidated Financial Statements	9

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	31

Item 4 – Controls and Procedures	31

PART II — OTHER INFORMATION

Item 1 – Legal Proceedings	32

Item 1A – Risk Factors	32

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3 – Defaults upon Senior Securities	32

Item 4 – Mine Safety Disclosures	32

Item 5 – Other Information	33

Item 6 – Exhibits	33

Exhibit Index	33

SIGNATURES	34

2

CITRINE GLOBAL, CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2021

IN U.S. DOLLARS

CITRINE GLOBAL, CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars except share and per share data)

	September 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	684,302	206,278
Prepaid share based payment to a service provider	-	1,736,534
Trading securities	-	521,615
Short-term loan measured at fair value	-	165,185
Other current assets	90,266	19,414
Total Current assets	774,568	2,649,026

Non-current assets
Investments valued under the measurement alternative	450,000	450,000
Property and equipment, net	4,051	5,502
Total non-current assets	454,051	455,502
Total assets	1,228,619	3,104,528

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities
Accounts payable and accrued expenses	240,308	173,799
Accrued Compensation	671,400	302,400
Fair value of a liability in connection with stock exchange agreement	-	71,722
Convertible component in convertible notes	-	381,147
Convertible notes	-	772,602
Share-based compensation liability	871,699	-
Total current liabilities	1,783,407	1,701,670

Non-current liabilities
Convertible notes (Note 4D)	1,372,645	-

Total liabilities	3,156,052	1,701,670

Stockholders’ equity (deficit)
Common stock, par value $0.0001 per share, 1,500,000,000 shares authorized at September 30, 2021 and December 31, 2020; 942,568,006 shares issued and outstanding at September 30, 2021 and December 31, 2020	94,256	94,256
Additional paid-in capital	21,577,743	20,414,217
Stock to be issued	44,468	30,000
Accumulated deficit	(23,749,736)	(19,241,451)
Accumulated other comprehensive income	105,836	105,836
Total stockholders’ equity (deficit)	(1,927,433)	1,402,858
Total liabilities and stockholders’ equity (deficit)	1,228,619	3,104,528

The accompanying notes are an integral part of the condensed consolidated financial statements.

CITRINE GLOBAL, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(U.S. dollars except share and per share data)

	Nine months ended		Three months ended
	September 30		September 30
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)

Revenues	-	11,372	-	-
Cost of revenues	-	13,621	-	-
Gross loss	-	(2,249)	-	-
Research and development expenses	(123,287)	(17,586)	(57,564)	-
Marketing, general and administrative expenses	(3,281,063)	(2,815,282)	(1,167,826)	(1,058,335)
Gain from deconsolidation of a subsidiary	-	52,330	-	-
Operating loss	(3,404,350)	(2,782,787)	(1,225,390)	(1,058,335)
Financing income expenses, net:

Fair value adjustment of liability in connection with stock exchange agreement	-	(59,629)	-	5,951
Change in fair value of trading securities	-	(49,809)	-	(49,809)
Change in fair value of short-term loan measured at fair value	-	6,954	-	6,954
Expenses related to convertible loan terms	(412,752)	(35,251)	(235,034)	(35,251)
Loss from extinguishment in connection with convertible loan restructuring (Note 4B)	(619,671)	-	-	-
Other financing income, net	(71,512)	(94,500)	(88,755)	(98,980)
Financing expenses, net	(1,103,935)	(232,235)	(323,789)	(171,135)
Net loss attributable to common stockholders	(4,508,285)	(3,015,022)	(1,549,179)	(1,229,470)

Loss per common stock (basic and diluted)	(*)(0.00)	(0.01)	(*)(0.00)	(*)(0.00)

Basic weighted average number of shares of common stock outstanding	942,568,006	389,877,347	942,568,006	495,074,789

Comprehensive loss:
Net loss	(4,508,285)	(3,015,022)	(1,549,179)	(1,229,470)
Other comprehensive expense attributable to foreign currency translation	-	(9,652)	-	-
Comprehensive loss	(4,508,285)	(3,024,674)	(1,549,179)	(1,229,470)

(*)	Less than $0.01

The accompanying notes are an integral part of the condensed consolidated financial statements.

CITRINE GLOBAL, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(U.S. dollars, except share and per share data)

	Redeemable convertible preferred stock		Common stock		Additional paid-in capital	Stock to be issued	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ deficit
	Stock	Amount	Stock	Amount
BALANCE AT DECEMBER 31, 2019	10,344,828	300,000	35,449,400	3,545	10,042,496	30,000	(10,602,292)	115,488	(410,763)

Conversion preferred stock to common stock	(10,344,828)	(300,000)	10,344,828	1,034	298,966	-	-	-	300,000
Issuance of common stock and warrants	-	-	433,927,587	43,393	28,607	-	-	-	72,000
Issuance of common stock for services	-	-	15,000,000	1,500	4,783,500	-	-	-	4,785,000
Waiver of fee by related part	-	-	-	-	11,417	-	-	-	11,417
Other comprehensive income	-	-	-	-	-	-	-	(9,652)	(9,652)
Net loss for the period	-	-	-	-	-	-	(688,749)	-	(688,749)
BALANCE AT MARCH 31, 2020 (unaudited)	-	-	494,721,815	49,472	15,164,986	30,000	(11,291,041)	105,836	4,059,253

Warrants issued in connection with convertible notes	-	-	-	-	301,665	-	-	-	301,665
Net loss for the period	-	-	-	-	-	-	(1,096,803)	-	(1,096,803)
BALANCE AT JUNE 30, 2020 (unaudited)	-	-	494,721,815	49,472	15,466,651	30,000	(12,387,844)	105,836	3,264,115

Issuance of common stock in exchange investment in marketable securities	-	-	2,143,470	214	514,072	-	-	-	514,286
Net loss for the period	-	-	-	-	-	-	(1,229,470)	-	(1,229,470)
BALANCE AT SEPTEMBER 30, 2020 (unaudited)	-	-	496,865,285	49,686	15,980,723	30,000	(13,617,314)	105,836	2,548,931

	Redeemable convertible preferred stock		Common stock		Additional paid-in capital	Stock to be issued	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ deficit
	Stock	Amount	Stock	Amount
BALANCE AT DECEMBER 31, 2020	-	-	942,568,006	94,256	20,414,217	30,000	(19,241,451)	105,836	1,402,858

Net loss for the period	-	-	-	-	-	-	(2,100,414)	-	(2,100,414)
BALANCE AT MARCH 31, 2021 (unaudited)	-	-	942,568,006	94,256	20,414,217	30,000	(21,341,865)	105,836	(697,556)

Modification of warrants in connection with convertible loan restructuring (Note 4B)	-	-	-	-	360,802	-	-	-	360,802
Warrants issued in connection with convertible notes	-	-	-	-	132,500	-	-	-	132,500
Net loss for the period	-	-	-	-	-	-	(858,692)	-	(858,692)
BALANCE AT JUNE 30, 2021 (unaudited)	-	-	942,568,006	94,256	20,907,519	30,000	(22,200,557)	105,836	(1,062,946)

Classification of embedded conversion feature from liability to equity (Note 4B)	-	-	-	-	670,224	-	-	-	670,224
Commitment for issuance of fixed number of ordinary shares	-	-	-	-	-	14,468	-	-	14,468
Net loss for the period	-	-	-	-	-	-	(1,549,179)	-	(1,549,179)
BALANCE AT SEPTEMBER 30, 2021 (unaudited)	-	-	942,568,006	94,256	21,577,743	44,468	(23,749,736)	105,836	(1,927,433)

CITRINE GLOBAL, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars, except share and per share data)

	Nine months ended
	September 30,
	2021	2020
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(4,508,285)	(3,015,022)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,451	6,664
Finance expenses, net	-	2,026
Gain from deconsolidation of a subsidiary	-	(52,330)
Change in fair value of convertible component in convertible notes	176,052	35,251
Interest and change in fair value of short-term loan measured at fair value	1,459	(6,954)
Prepaid Share based payment to a service provider	-	2,201,100
Expenses related to convertible loan terms	236,700	95,857
Loss from extinguishment in connection with convertible loan restructuring (Note 4b)	619,671	-
Inventory subject to refund	-	1,299
	-	-
Share-based compensation liability	871,699	-
Management fee waiver	-	11,417
Fair value adjustment of liability in connection with stock exchange agreement	(57,254)	59,629
Changes in fair value of marketable securities	36,967	49,809
Loss from sale of marketable securities	95,616	-
Changes in operating assets and liabilities:
Accounts receivable	-	(5,714)
Prepaid share based payment to a service provider	1,736,534	-
Net changes in operating leases	-	(864)
Related parties	-	(9,320)
Other current assets	(70,851)	(33,302)
Inventory	-	6,789
Deferred Revenue	-	(4,998)
Accounts payable and accrued expenses	438,523	45,254
Net cash used in operating activities	(421,718)	(613,409)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash outflow from deconsolidation of a subsidiary (Appendix A)	-	(13,810)
Investment valued under the measurement alternative	-	(450,000)
Repayment of short-term loan	-	(145,000)
Proceeds from sale of trading securities	389,032	-
Proceeds from repayments of short-term loan	163,726	-
Net cash provided by (used in) investing activities	552,758	(608,810)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	-	154,341
Proceeds from issuance of common stock, net	-	72,000
Commitment to issue shares to related parties	-	105,000
Proceeds from the issued convertible notes and warrants	350,000	1,170,000
Net cash provided by financing activities	350,000	1,501,341

Effect of exchange rates on cash and cash equivalents	(3,016)	(2,026)

Net increase in cash and cash equivalents	478,024	277,096

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	206,278	17,636

CASH AND CASH EQUIVALENTS AT END OF PERIOD	684,302	294,732
Supplemental disclosure of cash flow information:
Non-cash transactions:
Conversion preferred stock to common stock	-	300,000
Classification of embedded conversion feature from liability to equity (see note 4D)	670,224
Commitment for issuance of fixed number of ordinary shares	14,468
Issuance of common stock in exchange investment in trade securities	-	514,286

Appendix A - Net cash outflow from deconsolidation of a subsidiary
Working capital (excluding cash and cash equivalents), net	-	(217,111)
Long term assets	-	155,988
Long term liabilities	-	(5,017)
Gain from deconsolidation of a subsidiary	-	52,330
	-	(13,810)

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

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

On April 13, 2021, Citrine S A L Investment & Holding Ltd., (“Citrine S A L”) a major shareholder of the Company, on behalf of itself and its affiliates and related parties, has furnished the Company with an irrevocable letter of obligation to financially support the Company until June 30, 2022. On August 13, 2021, Citrine S A L Investment & Holding Ltd. extended this support through December 30, 2022.

See also Notes 4C and 6A with additional cash proceeds to the Company.

Based on the Company’s current cash balances, and the irrevocable letter of obligation from Citrine S A L noted above, the Company believes it has sufficient funds for its plans for the next twelve months from the issuance of these financial statements. As the Company is embarking on its new activity as detailed herein, it is incurring losses. It cannot determine with reasonable certainty when and if it will have sustainable profits.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q. In the opinion of management, the financial statements presented include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the three and nine months ended September 30, 2021. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2021.

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of expenses during the reporting periods. Significant estimates include share-based compensation liability (see Note 3). Actual results could differ from those estimates.

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

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF RESENTATION (cont.)

Fair value (cont.)

As of September 30, 2021, there are no financial assets or financial liabilities that are measured at fair value on a recurring basis. The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Balance as of December 31, 2020
	Level 1	Level 2	Level 3	Total

Trading securities	-	521,615	-	521,615
Short-term loan measured at fair value	-	-	165,185	165,185
Total assets	-	521,615	165,185	686,800

Liabilities:
Fair value of convertible component in convertible notes	-	-	381,147	381,147
Fair Value of forward option	-	-	71,722	71,722
Total liabilities	-	-	452,869	452,869

The following table presents the changes in fair value of the level 3 liabilities and assets for the period ended September 30, 2021:

Changes in Fair value
Assets:
Short term loan outstanding at December 31, 2020	165,185
Proceeds of short term loan	(163,726)
Interest and change in fair value of short-term loan measured at fair value	(1,459)
Short term loan outstanding at September 30, 2021	-

Liabilities:
Outstanding at December 31, 2020	452,869
Fair value of convertible component in additional convertible notes issued during the period	116,534
Classification of embedded conversion feature from liability to equity	(670,224)
Commitment for issuance of fixed number of ordinary shares	(14,468)
Changes in fair value	115,289
Outstanding at September 30, 2021	-

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF RESENTATION (cont.)

Conversion feature

See Note 4(c) with regard to the loans to which the following conversion features were embedded derivatives. In accordance with ASC 815-15-25, the conversion feature was considered embedded derivative instrument, and is to be recorded at its fair value separately from the convertible notes, within current liabilities in the Company’s balance sheet. The conversion component is then marked to market each reporting period with the resulting gains or losses shown in the statements of operations (See also Note 4B).

The fair value of the conversion feature (hereafter “Convertible Component”) was estimated using the Monte-Carlo simulation model to compute the Convertible Component’s fair value. The assumptions used to perform the Monte-Carlo simulation model were consistent with those utilized in the Company’s Black-Scholes valuation for stock options are detailed below:

Loan #1 (See Note 4B) that occurred on August 13, 2021:

	August 13, 2021	December 31, 2020
Expected volatility (%)	149.04%	164.43%
Risk-free interest rate (%)	0.05%	0.1%
Expected dividend yield	0.0%	0.0%
Contractual term (years)	0.34	0.95
Conversion price	(* )	(* )
Underlying share price (U.S. dollars)	0.05	0.045
Convertible notes amount	1,312,194	1,275,204
Fair value of the conversion feature (U.S. dollars)	379,086	381,147

(*)	the conversion price is 85% of the share price, during the period of 5 days preceding the conversion date

Loan #2 (See Note 4C) that occurred on August 13, 2021:

	August 13, 2021	June 24, 2021
Expected volatility (%)	151.48%	156.8%
Risk-free interest rate (%)	0.13%	0.17%
Expected dividend yield	0.0%	0.0%
Contractual term (years)	1.36	1.5
Conversion price	(* )	(* )
Underlying share price (U.S. dollars)	0.05	0.3
Convertible notes amount	397,293	397,293
Fair value of the conversion feature (U.S. dollars)	115,086	116,534

(*)	the conversion price is 85% of the share price, during the period of 5 days preceding the conversion date.

Recent Accounting Pronouncements

In May 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation— Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815- 40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). The guidance is effective for the Company on January 1, 2022. The Company is currently evaluating the impact of adopting these standards.

In August 2020, issued (“ASU”) No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions.

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

Other new pronouncements issued but not effective as of September 30, 2021 are not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3 – STOCK OPTIONS

A.	On August 15, 2021, the Company’s board of directors determined to increase the number of shares reserved for issuance under the 2018 Stock Incentive Plan to 90,000,000 shares of common stock thereunder and recommended to the Company shareholders to approve the increase in the pool. The Board also determined to grant to each of Ilanit Halperin and David Kretzmer, directors of the Company, a grant of options to purchase 9,425,680 shares of common stock, and Doron Birger, a Company director, options to purchase 2,365,420 shares, in each case at per share exercise price of $0.05 per share, provided, that such grant is subject to approval by the shareholders of the increase in the plan pool. The options vest over a two year period, in eight (8) equal installments, with the first instalment vesting on the third month anniversary of each individual’s start date and each further instalment on each subsequent third month anniversary, where the start date is, in the case of Ilanit Halperin February 27, 2020, in the case of Doron Birger September 20, 2020 and in the case of David Kretzmer is March 1, 2021, subject to such individual’s continued service with the Company.

Since this grant is subject to approval by the shareholders of the increase in the plan pool, as of September 30, 2021, the options are recorded as a liability and changes each period will be recorded through the statement of income until the grant of date. The fair value at September 30, 2021 was determined using the Black-Scholes pricing model, assuming a risk free rate of 0.98%, a volatility factor of 162.1%, dividend yields of 0% and an expected life of 5 years. The Company estimated the fair value of the options at September 30, 2021 at $1,132,066. Total share based compensation expenses during the three months ended September 30, 2021 amounted to $871,699.

The following table presents the Company’s stock option activity for employees and directors of the Company for the nine months ended September 30, 2021:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2020	46,762	0.0011
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at September 30, 2021	46,762	0.0011
Number of options exercisable at September 30, 2021	46,762	0.0011

The aggregate intrinsic value of the awards outstanding as of September 30, 2021 is $106,084. These amounts represent the total intrinsic value, based on the Company’s stock price of $ 0.055 as of September 30, 2021, less the weighted exercise price. This represents the potential amount received by the option holders had all option holders exercised their options as of that date.

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

B.	On March 5, 2020 and November 11, 2020, the Company issued 15,000,000 and 13,222,082 shares of Common Stock, respectively, to its former legal counsel in exchange for its legal consulting services, which was provided until February 28, 2021. The Company estimated the fair value of the shares issued based on the share price at the grant date at $9,003 thousand.

The Company recorded a share based compensation expense in the amount of 1,737 thousands in the three months ended March 31, 2021.

NOTE 4 – EVENTS DURING THE PERIOD

A.	On June 25, 2020, the Company and the Israeli Subsidiary entered into an agreement to grant Intelicanna Ltd. (“Intelicanna”) New Israeli Shekel (“NIS”) 1 million in cash (approximately $290,000) in direct financing for working capital purposes. The financing will bear 6% annual interest, and Intelicanna will make additional payments equal to 6% of its gross revenues from the date the financing was received and until the date Intelicanna’s aggregate gross revenues reach NIS 2 million (approximately $600 thousand). If the total of the 6% interest plus the additional payments would result in a return of less than 12% per year to the Company, the interest would be increased to bring the total return to 12%. Every three months Intelicanna must pay the interest, and after 12 months, it must repay the capital, plus the total of the additional payments due, plus any outstanding interest, and it must pay interest of 2% per month on any late payments, provided, however, that until the foregoing obligations are paid in full, Intelicanna must pay 50% of its gross revenues to the Company upon receipt. If Intelicanna does not pay all amounts due within 18 months, it shall, at the Company’s option, issue to the Company a number of its shares equal to NIS 1.5 million (approximately $0.45 million ) divided by the lower of (i) volume weighted average price (VWAP) of the three trading days prior to the lapse of the 18 months, and (ii) VWAP of the three trading days prior to the signing of the financing agreement. The financing must be paid by the Company to Intelicanna within 30 days of signing the financing agreement, subject to completion of due diligence to the Company’s satisfaction and to Intelicanna receiving a commercial growing license.

On July 9, 2020, the Company transferred to Intelicanna NIS 500,000 (approximately $145,000).

As of September 30, 2021, Intelicanna repaid the full principal of the loan together with 12% interest, which amounted to NIS 46,000 (approximately $14,000).

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

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

The extinguishment resulted in a loss of $619,671 (including of $360,802 – change in the fair value of the warrants which are considered transaction costs).

The fair value of the warrants immediately before the change were estimated using the Black-Scholes option pricing model. The assumptions used to perform the calculations as of April 12, 2021 are detailed below:

Fair value of the warrants immediately before the change:

Fair value of the warrants	A Warrant	B Warrant
Expected volatility (%)	150.5%	158.7%
Risk-free interest rate (%)	0.04%	0.08%
Expected dividend yield	0.0%	0.0%
Contractual term (years)	0.18	1.18
Conversion price	0.26	0.31
Underlying share price (U.S. dollars)	0.07	0.07
Fair value (U.S. dollars)	3,030	120,822

Fair value of the warrants immediately after the change:

Fair value of the warrants	A Warrant	B Warrant
Expected volatility (%)	158.7%	158.7%
Risk-free interest rate (%)	0.08%	0.22%
Expected dividend yield	0.0%	0.0%
Contractual term (years)	1.18	2.18
Conversion price	0.1	0.1
Underlying share price (U.S. dollars)	0.07	0.07
Fair value (U.S. dollars)	210,961	273,693

C.	On June 24, 2021, the Company received from Citrine 8 LP, a related entity, a convertible loan of $350,000 made under and pursuant to the CL Agreement. Citrine agreed to honor a Draw Down Notice for, and advanced to the Company, $350,000, under the terms of the CL Agreement. As provided for under the terms of the CL Agreement, Citrine 8 LP was also issued 10,500,105 A warrants and 10,500,105 B warrants for shares of common stock, where the A warrants are exercisable beginning December 24, 2021 through December 24, 2023 and the B warrants, in each case at a per share exercise price of $0.10. See Note 4D for the change in the loan that occurred in August 2021.

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Convertible Component of the Loan

The fair value of the conversion feature (hereafter “Convertible Component”) was estimated using the Monte Carlo Simulation Model to compute the Convertible Component’s fair value. The assumptions used to perform the Monte-Carlo simulation model on June 24, 2021 were consistent with those utilized in the Company’s Black-Scholes valuation for stock options are detailed below:

June 24, 2021
Expected volatility (%)	156.8%
Risk-free interest rate (%)	0.17%
Expected dividend yield	0.0%
Contractual term (years)	1.5
Conversion price	(*)
Underlying share price (US dollars)	0.03
Convertible notes amount (US dollars)	397,293
Fair value of the conversion feature (US dollars)	116,534

(*)	the conversion price is 85% of the share price, during the period of 5 days preceding the conversion date.

Warrants

The fair value of such warrants granted as part of the June 24 agreement was estimated at $404,063 using the Black-Scholes option-pricing model and recorded as additional paid-in capital on the balance sheet.

The assumptions used on June 24, 2021 to perform the calculations are detailed below:

	A Warrant	B Warrant
Expected volatility (%)	156.8%	156.8%
Risk-free interest rate (%)	0.37%	0.59%
Expected dividend yield	0.0%	0.0%
Contractual term (years)	2.5	3.5
Conversion price	0.1	0.1
Underlying share price (U.S. dollars)	0.03	0.03
Fair value (U.S. dollars)	183,875	220,188

Fair Value Proportional Allocation for the June 24 Loan

The fair value of the note was estimated at $307,898. The note is accounted for according to the effective interest method.

Based on the above, the fair value proportion allocation as of June 24, 2021 was as follows:

June 24, 2021 (US dollars)
Conversion Component	$116,534
Warrants	132,500
Convertible Notes	100,966
Total	$350,000

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

D.	On August 13, 2021, the Company and Citrine 8 LP. Citrine High Tech 7 LP and Citrine 9 LP, the holders of $1,520,000 in principal amount under the CL Agreement (the “Outstanding CL Notes”) (as detailed in Notes 4B and 4C above), entered into an additional agreement pursuant to which, among other things, the following terms were effected:

(i)	Extension of the maturity date on the Outstanding CL Notes to July 31, 2023, provided, that if the Company consummates prior to maturity an investment of at least $5 million of the Company’s securities, then the Company shall repay the principal amount and accrued interest of the Notes from such proceeds;
(ii)	Amendment of the conversion price on the Outstanding CL Notes to a fixed conversion price of $0.10 per share; and
(iii)	Confirming the agreement of the holders of the Outstanding CL Notes to honor draw down notice for balance of remainder of the $1,800,000 originally committed to under the CL Agreement (i.e., $280,000) through March 31, 2022.

The Company concluded that the change in term does not constitute a trouble debt restructuring. Thereafter, the Company applied the guidance in ASC 470-50, Modifications and Extinguishments. The accounting treatment is determined by whether terms of the new debt and original debt are substantially different.

The new debt and the old debt are considered “substantially different” pursuant to ASC 470-50 when the present value of the cash flows under the terms of the new debt instrument is at least 10% different from the present value of the remaining cash flows under the terms of the original instrument.

Since the present value of the cash flows under the terms of the new debt instrument is less than 10 percent different from the present value of the remaining cash flows under the terms of the original instrument, the Company concluded that the change in terms should be accounted for as a modification. A new effective interest rate was established based on the carrying value of the debt and the revised cash flows.

Following the abovementioned amendment on August 13, 2021, the conversion component is qualifying for the scope exception under ASC 815-10-15-74(a). In accordance with ASC 815-15-35-4, since the embedded conversion option in the convertible debt no longer meets the bifurcation criteria, the fair value of the conversion component, in the amount of $670,224, was reclassified from short-term liability to shareholders equity at that date.

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

E.	Between August 3 – 9, 2021, the Company sold to an unrelated third party in an off market transaction 619,589 ordinary shares of Intelicanna Ltd., an Israeli medical cannabis company listed on the Tel Aviv Stock Exchange (“Intelicanna”), for aggregate gross proceeds to the Company of 1,260,611 NIS (approximately $389,032 based on the current exchange rate). Following the sale, the Company no longer holds any Intelicanna shares. As previously reported, the Company obtained the Intelicanna shares in a share exchange agreement entered into with Intelicanna in September 2020. The Company’s decision to sell the Intelicanna shares was taken, in part, to avoid being subject to the terms of the Investment Company Act of 1940.

F.	On August 9, 2021, through its 60% owned subsidiary Cannovation Center Israel, the Company entered into an agreement with iBOT Israel-Botanicals Ltd., a company formed under the laws of the State of Israel (“iBOT”), pursuant to which iBOT agreed to manufacture a line of nutritional supplements for Cannovation Center Israel, including packaging and storage (the “Manufacturing Agreement”). iBOT is a botanical nutritional supplements’ company developing and manufacturing botanical formulas and nutritional supplements for custom & contract manufacturing for leading botanical companies. iBOT’s manufacturing facility is approved by the Israeli Ministry of Health and is GMP-certified, ISO9001-certified and HACCP certified by IQC. The principal shareholders and control persons of iBOT are the Company’s Chief Executive Officer and a Company director. Under the Manufacturing Agreement, the parties will agree on the compensation terms for each manufacturing order that Cannovation submits to iBOT It is intended that the price payable to iBOT will be based on the cost of manufacture plus a specified premium to be fixed at the time of each order.

G.	On May 31, 2020, the Company entered into an agreement for future issuance of shares. The agreement for future issuance of shares provides that a fall in a share price of a party, not exceeding 20%, measured six months after issuance of shares by both parties pursuant to a separate share exchange agreement, will be offset by the issuance of additional shares to the other party to bring up to $500 thousand the total value of the shares issued to the other party. On August 15, 2021, the Company’s board of directors determined that it is required to issue to Intelicanna 535,867 shares of the Company’s common stock and has authorized the issuance of such shares to Intelicanna. As of September 30, 2021 the common stock have not been issued yet. As such, the Company recorded an additional $14,468 to be issued to Intellicanna.

H.	On August 15, 2021, the board determined to award a bonus to the Company’s Chairperson of the Board, CEO, CFO, officers, directors and senior management equal to two percent (2%) of any capital raise, subject to prior repayment of the outstanding convertible loans and so long as the payment thereof would be from available funds and part of the Company’s operating budget for a minimum period of 18 months. In addition, the Board agreed to a bonus Company’s Chairperson of the Board, CEO, CFO, officers, directors and senior management of 2% from operating profits which will become payable upon the fulfillment of certain specified targets that the Board will establish, subject to prior repayment of the outstanding convertible loans and so long as the payment thereof would be from available funds and as part of the Company’s operating budget for a minimum period of 18 months.

I.	On August 15, 2021, the board of directors of Cannovation Center Israel determined to adjust the compensation of the Chairperson (and interim Chief Executive Officer), Ora Elharar Soffer, to $10,000 per month, and that of the chief financial officer, Ilanit Halperin, to $4,000 per month, and that of Ilan Ben Ishay and David Kretzmer, directors, to $2,000 per month, in each case retroactive to July 1, 2021. These amounts would be paid at such time as Cannovation Center shall become due and payable from, and such time as Cannovation Center Israel shall have, available funds therefor and as part of the operating budget for a minimum period of 18 months.

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 5 – RELATED PARTIES

A.	Transactions and balances with related parties

	Nine months ended September 30
	2021	2020

Research and development expenses:
Fees to officers	$24,000	-

General and administrative expenses:
Directors compensation and fees to officers (*)	$1,225,199	$216,000
(*) Share base compensation	$871,699	-

B.	Balances with related parties:

	As of September 30,	As of December 31,
	2021	2020

Convertible notes	$1,372,645	$772,602
Accounts payable and accrued expenses	$683,673	$312,173

C.	Commencing in February 2020, Ora Elharar Soffer, CEO and Chairperson of the Board, was entitled to a monthly fee of $20,000 and certain reimbursements for traveling, lodging and other expenses on behalf of the Company. As of September 30, 2021, an amount of $409,400, representing compensation earned by Ms. Elharar Soffer, was deferred until the Company consummates an investment of at least $1.8 million in the Company’s securities.

D.	Commencing in February 2020, Ilanit Halperin and Ilan Ben-Ishay, each a director, are each entitled to a monthly fee of $3,500 and certain reimbursements for traveling lodging and vehicle expenses on behalf of the Company. As of September, 30, 2021, an amount of $69,000 representing compensation earned by Mr. Ben-Ishay, was deferred until the Company consummates an investment of at least $1.8 million in the Company’s securities.

E.	Commencing in May 2020, Ms. Halperin, CFO of the Company, was entitled to a monthly fee of an additional $3,500, resulting in an aggregate monthly fee (from the February 2020 agreement in Note 5D) of $7,000. As of September, 30, 2021, an amount of $132,000 representing compensation earned by Ms. Halperin, was deferred until the Company consummates an investment of at least $1.8 million in the Company’s securities.

F.	Commencing in March 2021, Adv. David Kretzmer, a director, is entitled to a monthly fee of $7,000 and certain reimbursements for traveling lodging and vehicle expenses on behalf of the Company. As of September, 30, 2021, an amount of $55,000 representing compensation earned by Adv. David Kretzmer, was deferred until the Company consummates an investment of at least $1.8 million in the Company’s securities.

G.	On September 29, 2021, Citrine Global advanced to iBOT, a related party, a loan of $50,000 with a 12 month maturity date. The loan bears interest at an effective annual interest rate of 12% as and is convertible, at the option of Citrine Global, into equity shares of iBOT at conversion rate equal to the lower of (i) 25% discount to the most recent round of capital raised by iBOT during the term of the loan and (ii) the rate specified in the framework agreement]. In addition, Citrine Global is entitled to convert the outstanding loan, in whole or in part, to satisfy payments of amounts owed to iBOT under the services agreements between the parties.

G.	See also Notes 3A, 4H and 4I.

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 6 – SUBSEQUENT EVENTS

A.	On October 20, 2021, the Provisional Patent Application No: 63/257,673 for “PHARMACEUTICAL COMPOSITIONS AND METHODS FOR THE TREATMENT OF SIDE-EFFECTS ASSOCIATED WITH THE USE OF CANNABIS, CANNABINOIDS AND RELATED PRODUCTS” was registered at the US Patent and Trademark Office. The patent application describes a special cannabis based formula to treat the side effects of cannabis use.

B.

On November, 2021, the Company, Cannovation Center Israel and CTGL – Citrine Global Israel Ltd., on the one hand (collectively the “Citrine Global Group”), and iBOT, on the other hand, entered into an Exclusive Strategic Collaboration and Alliance Agreement (the “Exclusive Rights Agreement”) pursuant to which iBOT granted to the Citrine Global Group, jointly and individually, exclusive world-wide rights, solely with respect to the cannabis market, to iBOT’s botanical formulas and nutritional supplements, including, the development, manufacture, distribution and sale of such products. The exclusive rights include the right of any of the Citrine Global Group to grant rights thereunder to third parties so long as such third parties shall agree to be bound by terms consistent with those contained in this Agreement. In consideration of the grant of the rights under the Exclusive Rights Agreement, Citrine Global Group granted to iBOT the exclusive right to manufacture in State of Israel (consistent with the terms of the Manufacturing Agreement) the botanical products. In addition, so long as iBOT is in compliance with the terms of this Agreement, in the event that the Citrine Global Group determines to manufacture botanical products outside of Israel, then iBOT is to be afforded the opportunity to perform such manufacturing for the Citrine Group at iBOT’s facility in Israel provided that iBOT complies with all of the terms and conditions relating to such manufacturing project, including the price per unit, delivery schedules, packaging requirements regulation and other relevant terms.

C.	In October 2021, iBOT granted to Citrine Global Group, a pre-emption right to any equity or equity linked securities that iBOT proposes to issue to an unrelated third party with aggregate gross proceeds to the Company exceeding $1 million or which will result in a change in control in iBOT following such issuance, then iBOT is to give to the Citrine Global Group written notice of such proposed issuance and the relevant terms thereof and the Citrine Global Group shall have ten (10) days thereafter to determine if it elects to purchase a minimum of 51% of the proposed issuance on the price and other terms specified in the notice sent by iBOT (the “Pre-Emption Right”). If the Citrine Global Group elects to exercise the Pre-Emption Right, such purchase is to take place at no more than 90 days following the expiration of the 10 day notice period to the Citrine Global Group. Any iBOT securities of the Pre-Emption Right that Citrine Global Group elects to not purchase are to be sold by not later than 90 days following the end of the Citrine Global Group’s notice period and if such shares are not sold to such third party within the 90 day period, the Pre-Emption right shall apply to any subsequent proposed issuance. The preemption right does not apply to certain specified exceptions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Citrine Global’s business activity is primarily comprised of developing wellness and pharma technology solutions for the botanical and medical cannabis industries. The awareness to health and wellness is growing, with an emphasis on preventive medicine and wellbeing solutions. The use of botanicals, food supplements, and medical cannabis and cannabinoids is expanding and the medical cannabis market is forecast to nearly triple from $16 billion in 2021 to $46 billion in 2026 according to the Market Data Research Report from April 2021.

Our vision is to become a leading global company for wellness and pharma technology solutions in the botanical and medical cannabis industries and to improve people’s health and quality of life worldwide

Citrine Global created a five (5)-element strategy to realize the vision to become a leading global company:

●	1st Element - Cannovation Center Platform
●	2nd Element - Developing & Commercializing Wellness & Pharma Products for the Botanical and Medical Cannabis Industries
●	3rd Element - Israeli Technology as a source of innovation for global markets
●	4th Element - Acquiring Companies
●	5th Element - Global Network & Market Potential

Citrine Global’s headquarters and senior management are based in Israel, where the Company operates via its 100%-owned-subsidiary, CTGL Citrine Global Israel Ltd., and its 60% owned-subsidiary Cannovation Center Israel Ltd., and has a strong foothold in Israel through established contacts with leading universities, researchers, labs, entrepreneurs, and focuses on Israeli technologies as a source of innovation for global markets.

Cannovation Center Israel Ltd. filed in October 2021 in the U.S. Patent & Trademark Office a provisional patent application for “Pharmaceutical Compositions and Methods for the Treatment of Side Effects Associated with the Use of Cannabis, Cannabinoids, and Related Products”. The invention addresses technologies and solutions to support medical cannabis patients who experience side effects related to their cannabis treatment.

Medical cannabis solutions have been approved for medical use and shown to benefit serious medical conditions, including cancer, multiple sclerosis, parkinson, epilepsy, chronic pain, post trauma, and more. Research indicates that many medical cannabis patients experience side effects during their cannabis treatment, such as headaches, dry mouth and dry eyes, lightheadedness and dizziness, drowsiness, fatigue, nausea, vomiting, disorientation, hallucinations, increased heart rate, increased appetite, impaired judgement, impaired coordination, and more. Some medical cannabis patients continue treatment despite experiencing side effects, while research shows that at least 15% choose to discontinue treatment despite good clinical outcomes achieved with the cannabis treatment. Following thorough investigation of cannabis treatment related side effects, we decided to focus on answering this unmet need and developing complementary solutions. The patent application advances our ongoing botanical and cannabis-related research and planned clinical trials on wellness to pharma solutions and products.

We developed and commercialized the Green Botanicals ‘Side by Side’ product line that includes dozens of proprietary botanical formulations comprised of ingredients such as medicinal mushrooms, vitamins, minerals, and other herbal extracts. The Green Botanicals Side by Side product line will be offered to medical cannabis patients as complementary solutions together with their cannabis treatment with the aim of improving the quality of the cannabis treatment.

Our strategy is to market the Green Botanicals ‘Side by Side’ product line as nutritional supplements in collaboration with cannabis distribution channels, pharmacies, dispensers, and leading cannabis companies worldwide with all products meeting the relevant regulatory approvals in every territory.

We are in the process of running a clinical trial in which we monitor cannabis patients with our solutions as part of their cannabis treatment as part of our strategy of developing wellness & pharma solutions.

The Five Elements Strategy

We created a five-element approach of multi-strategy solutions to realize our vision to become a leading global company for wellness and pharma technology solutions for the botanical and medical cannabis industries and to improve people’s health and quality of life worldwide:

1.	The 1st Element - Cannovation Center Platform of an Operational Innovation Center for the Botanicals and Medical Cannabis Industries:

We have developed a unique platform for Operational Innovation Centers to create ecosystems that promote operational scale-up and business growth for botanicals, and medical cannabis industries.

Our first innovation and operation center will be built with Israeli government grants and other benefits by Cannovation Center Israel Ltd and will include factories, laboratories, pharmacological research, product development, preclinical & clinical trials, clean rooms, logistics, import and export, distribution, business strategy and professional consultants.

Figure 1: Cannovation Center Israel Building

* Images are for demonstration purposes only and do not bind the company

* Images are for demonstration purposes only and do not bind the company

Government Support:

On July 13, 2021, the Ministry of Economy of the Israeli government recommended to the Israel Land Authority that it approve a grant of 11,687 square meters of industrial land in Yeruham, Israel for Cannovation Center Israel to build the Cannovation Center, to include factories, laboratories, logistics and a distribution center for the medical cannabis, and botanicals industries. The grant was initially awarded on December 30, 2020, for 10,000 square meters of industrial land in Yeruham, Israel and was increased to 11,687 square meters on July 13, 2021. Cannovation Center Israel is in process of receiving the required building permits and approvals to start the construction and is in process with several financing entities in real-estate financing.

Cannovation Center Israel’s vision is to become a worldwide center for the botanical and medical cannabis industries bringing global leaders and creating a supportive eco-system and a leading operation and research center that promotes scientific research and commercial collaborations between technologies, market leaders and companies, from Israel and around the world.

2.	The 2nd Element - Developing & Commercializing Wellness & Pharma Products for the Botanical and Medical Cannabis Industries

Following on investigation of the cannabis treatment related side effects, we decided to focus on answering this unmet need and developing complementary solutions to support medical cannabis patient who experience side effects that include:

1. Provisional Patent Application No: 63/257,673 for “PHARMACEUTICAL COMPOSITIONS AND METHODS FOR THE TREATMENT OF SIDE-EFFECTS ASSOCIATED WITH THE USE OF CANNABIS, CANNABINOIDS AND RELATED PRODUCTS”.

2.The Green Botanicals Side by Side product line includes dozens of proprietary botanical formulations comprised of ingredients such as medicinal mushrooms, vitamins, minerals, and other herbal extracts and does not include any cannabis, cannabinoid, or cannabis related components.

The Green Botanicals ‘Side by Side’ product line will be offered to medical cannabis patients as complementary solutions together with their cannabis treatment with the aim of improving the quality of the cannabis treatment.

Our strategy is to market the Green Botanicals ‘Side by Side’ product line as nutritional supplements in collaboration with cannabis distribution channels, pharmacies, dispensers, and leading cannabis companies worldwide meeting the relevant regulatory approvals in every territory.

3. Products under development and regulation process:

●	Medical cannabis inflorescences.
●	Medical cannabis CBD oils.
●	Kits including Medical Cannabis inflorescences & Oils and Green Botanicals for supporting medical cannabis patients who experience side effects.
●	CBD and hemp formulations including synergistic combinations with medicinal mushrooms and selected herbal extracts.
●	CBD and hemp solutions for cosmetics, foods, beverages, and more.

*	All products will be released to market only after receiving regulatory approval from the Israeli Ministry of Health and compliance with the relevant regulations in each territory.

3.	The 3rd Element - Israeli Technology as a Source of Innovation for Global Markets

Israel is considered a global innovation powerhouse for decades with strong scientific research and R&D capabilities. Israel is considered a leader in many areas in the high tech, biotech botanical & medical cannabis industries.

Cannovation Center Israel Ltd. was awarded grants by the Israeli Economy and Industry Ministry for building the Cannovation Center Israel in Yeruham, in Southern Israel, as described above.

4.	The 4th Element - Acquiring & Merging Companies

●	Our strategy consists of acquiring companies with IP, R&D, patents, and distribution networks to leverage company value and intellectual property.
●	We view mergers & acquisitions of companies with technologies, distribution infrastructure and other activities as part of our growth strategy.

5.	The 5th Element - Market Potential & Global Network

The 5th element of our strategy is to become a leading global company is creating a global network of subsidiaries, Cannovation Centers, and new technologies.

Our growth strategy includes:

●	Creating an international network of subsidiaries, local teams, partners worldwide.
●	Cannovation Centers’ worldwide Coverage, with each Cannovation Center choosing products and services according to regulations in the territory.

Recent Developments

Between August 3 – 9, 2021, we sold to an unrelated third party in an off market transaction 619,589 ordinary shares of Intelicanna Ltd., an Israeli medical cannabis company listed on the Tel Aviv Stock Exchange (“Intelicanna”), for aggregate gross proceeds to the Company of 1,260,611 NIS (approximately $391,500 based on the current exchange rate). Following the sale, the Company no longer holds any Intelicanna shares. As previously reported, the Company obtained the Intelicanna shares in a share exchange agreement entered into with Intelicanna in September 2020. The Company’s decision to sell the Intelicanna shares was taken, in part, to avoid being subject to the terms of the Investment Company Act of 1940. In addition, on May 31, 2020, we entered into an agreement with Intelicanna for future issuance of shares. The agreement for future issuance of shares provides that a fall in a share price of a party, not exceeding 20%, measured six months after issuance of shares by both parties pursuant to a separate share exchange agreement, will be offset by the issuance of additional shares to the other party to bring up to $500 thousand the total value of the shares issued to the other party. On August 15, 2021, the Company’s board of directors determined that it is required to issue to Intelicanna 535,867 shares of the Company’s common stock and has authorized the issuance of such shares to Intelicanna.

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

On August 13, 2021, the Company and Citrine 8 LP. Citrine High Tech 7 LP and Citrine 9 LP, the holders of $1,520,000 in principal amount under the CL Agreement (the “Outstanding CL Notes”), entered into an agreement pursuant to which the following principal terms were effected:

(i)	Extension of the maturity date on the Outstanding CL Notes to July 31, 2023, provided, that if the Company consummates prior to maturity an investment of at least $5 million of the Company’s securities, then the Company shall repay the principal amount and accrued interest of the Notes from such proceeds;
(ii)	Amendment of the conversion price on the Outstanding CL Notes to a fixed conversion price of $0.10; per share and
(iii)	Confirming the agreement of the holders of the Outstanding CL Notes to honor draw down notice for balance of remainder of the $1,800,000 originally committed to under the CL Agreement (i.e., $280,000) through March 31, 2022.

On May 31, 2020, the Company entered into an agreement for future issuance of shares. The agreement for future issuance of shares provides that a fall in a share price of a party, not exceeding 20%, measured six months after issuance of shares by both parties pursuant to a separate share exchange agreement, will be offset by the issuance of additional shares to the other party to bring up to $500 thousand the total value of the shares issued to the other party. On August 15, 2021, the Company’s board of directors determined that it is required to issue to Intelicanna 535,867 shares of the Company’s common stock and has authorized the issuance of such shares to Intelicanna. As of September 30, 2021 the common stock have not issued yet. As such, the Company recorded an additional $14,468 to be issued to Intellicana.

On August 15, 2021, the Company’s board of directors determined to increase the number of shares reserved for issuance under the 2018 Stock Incentive Plan to 90,000,000 shares of common stock thereunder and recommended to the Company shareholders to approve the increase in the pool to. The Board also determined to grant to each of Ilanit Halperin and David Kretzmer, directors of the Company, a grant of options to purchase 9,425,680 shares of common stock, and Doron Birger, a Company director, options to purchase 2,365,420 shares, in each case at per share exercise price of $0.05, provided, that such grant is subject to approval by the shareholders of the increase in the plan pool. The options vest over a two year period, in eight (8) equal installments, with the first instalment vesting on the third month anniversary of each individual’s start date and each further instalment on each subsequent third month anniversary, where the start date is, in the case of Ilanit Halperin February 27, 2020, in the case of Doron Birger September 20, 2020 and in the case of David Kretzmer is March 1, 2021, subject to such individual’s continued service with the Company.

On August 15, 2021, the board determined to award a bonus to the Company’s Chairperson of the Board, CEO, CFO, officers, directors and senior management equal to two percent (2%) of any capital raise, subject to prior repayment of the outstanding convertible loans and so long as the payment thereof would be part of the Company’s operating budget for a minimum period of 18 months. In addition, the Board agreed to a bonus Company’s Chairperson of the Board, CEO, CFO, officers, directors and senior management of 2% from operating profits which will become payable upon the fulfillment of certain specified targets that the Board will establish, subject to prior repayment of the outstanding convertible loans and so long as the payment thereof is from available funds and would be part of the Company’s operating budget for a minimum period of 18 months.

On August 15, 2021, David Kretzmer, a director of the Company, was also appointed to the board of directors of Cannovation Center Israel, the Company’s 60% owned subsidiary.

On August 15, 2021, the board of directors of Cannovation Center Israel determined to adjust the compensation of the founder and chairperson, Ora Elharar Soffer, to $10,000 per month, and that of the chief financial officer, Ilanit Halperin, to $4,000 per month, and that of Ilan Ben Ishay and David Kretzmer, directors, to $2,000 per month, in each case retroactive to July 1, 2021. These amounts would be paid at such time as they shall become due and payable from and as Cannovation Center Israel shall have available funds therefor.

On October 20, 2021,Provisional Patent Application No: 63/257,673 for “PHARMACEUTICAL COMPOSITIONS AND METHODS FOR THE TREATMENT OF SIDE-EFFECTS ASSOCIATED WITH THE USE OF CANNABIS, CANNABINOIDS AND RELATED PRODUCTS” registered at the US Patent and Trademark Office. The patent application describes a special cannabis based formula to treat the side effects of cannabis use.

On September 29, 2021, Citrine Global advanced to iBOT, a related party, a loan of $50,000 with a 12 month maturity date. The loan bears interest at an effective annual interest rate of 12% as and is convertible, at the option of Citrine Global, into equity shares of iBOT at conversion rate equal to the lower of (i) 25% discount to the most recent round of capital raised by iBOT during the term of the loan and (ii) the rate specified in the framework agreement]. In addition, Citrine Global is entitled to convert the outstanding loan, in whole or in part, to satisfy payments of amounts owed to iBOT under the services agreements between the parties

On November, 2021, the Company, Cannovation Center Israel and CTGL – Citrine Global Israel Ltd., on the one hand (collectively the “Citrine Global Group”), and iBOT, on the other hand, entered into an Exclusive Strategic Collaboration and Alliance Agreement (the “Exclusive Rights Agreement”) pursuant to which iBOT granted to the Citrine Global Group, jointly and individually, exclusive world-wide rights, solely with respect to the cannabis market, to iBOT’s botanical formulas and nutritional supplements, including, the development, manufacture, distribution and sale of such products. The exclusive rights include the right of any of the Citrine Global Group to grant rights thereunder to third parties so long as such third parties shall agree to be bound by terms consistent with those contained in this Agreement. In consideration of the grant of the rights under the Exclusive Rights Agreement, Citrine Global Group granted to iBOT the exclusive right to manufacture in State of Israel (consistent with the terms of the Manufacturing Agreement) the botanical products. In addition, so long as iBOT is in compliance with the terms of this Agreement, in the event that the Citrine Global Group determines to manufacture botanical products outside of Israel, then iBOT is to be afforded the opportunity to perform such manufacturing for the Citrine Group at iBOT’s facility in Israel provided that iBOT complies with all of the terms and conditions relating to such manufacturing project, including the price per unit, delivery schedules, packaging requirements regulation and other relevant terms.

In October 2021, iBOT granted to Citrine Global Group, a pre-emption right to any equity or equity linked securities that iBOT proposes to issue to an unrelated third party with aggregate gross proceeds to the Company exceeding $1 million or which will result in a change in control in iBOT following such issuance, then iBOT is to give to the Citrine Global Group written notice of such proposed issuance and the relevant terms thereof and the Citrine Global Group shall have ten (10) days thereafter to determine if it elects to purchase a minimum of 51% of the proposed issuance on the price and other terms specified in the notice sent by iBOT (the “Pre-Emption Right”). If the Citrine Global Group elects to exercise the Pre-Emption Right, such purchase is to take place at no more than 90 days following the expiration of the 10 day notice period to the Citrine Global Group. Any iBOT securities of the Pre-Emption Right that Citrine Global Group elects to not purchase are to be sold by not later than 90 days following the end of the Citrine Global Group’s notice period and if such shares are not sold to such third party within the 90 day period, the Pre-Emption right shall apply to any subsequent proposed issuance. The preemption right does not apply to certain specified exceptions

Comparison of the Three Months Ended September 30, 2021 compared to the Three Months Ended September 30, 2020

The following table presents our results of operations for the three months ended September 30, 2021 and 2020

	Three Months Ended
	September 30
	2021	2020

Revenues	-	-
Cost of sales	-	-
Operating loss	-	-
Research and development expenses	(57,564)	-
Marketing, general and administrative expenses	(1,167,826)	(1,058,335)
Gain from deconsolidation of a subsidiary	-	-
Operating loss	(1,225,390)	(1,058,335)
Financing expenses, net	(323,789)	(171,135)
Net loss	(1,549,179)	(1,229,470)

Revenues. Revenues for the three months ended September 30, 2021 and 2020 were $nil.

Research and Development. Research and development expenses for the three months ended September 30, 2021 were $57,564 compare to $0 for the three months ended September 30, 2020. The increase is mainly attributable to expenses related to the development of our Green Botanical product line and provisional patent application related expenses.

Marketing, general and Administrative Expenses. Marketing, general and administrative expenses consist primarily of share-based compensation expenses and other non-personnel related expenses such as legal expenses. Marketing, general and administrative expenses increased from $1,058,335 for the three months ended September 30, 2020 to $1,167,826 for the three months ended September 30, 2021. The increase in our marketing, general and administrative expenses is mainly attributable to the increase in our non-cash share-based compensation expenses and in professional services offset by decrease in legal fees and in salaries and related expenses.

Financing Expenses, Net. Financing expenses, net was $323,789 and $171,135 for the three months ended September 30, 2021 and 2020, respectively.

Net Loss. Net loss for the three months ended September 30, 2021 was $1,549,179 and is attributable to the reasons discussed above.

Comparison of the Nine Months Ended September 30, 2021 compared to the Nine Months Ended September 30, 2020

The following table presents our results of operations for the nine months ended September 30, 2021 and 2020

	Nine Months Ended
	September 30
	2021	2020

Revenues	-	11,372
Cost of sales	-	(13,621)
Operating loss	-	(2,249)
Research and development expenses	(123,287)	(17,586)
Marketing, general and administrative expenses	(3,281,063)	(2,815,282)
Gain from deconsolidation of a subsidiary	-	52,330
Operating loss	(3,404,350)	(2,782,787)
Financing expenses, net	(1,103,935)	(232,235)
Net loss	(4,508,285)	(3,015,022)

Revenues. Revenues for the nine months ended September 30, 2021 were $ nil. Revenues for the nine months ended September 30, 2020 were $11,372. The decrease in our revenues is mainly attributable to our selling 90% of the shares we held in Novomic Ltd. (“Novomic”) and focusing on our new strategy and business activity, and, therefore, ceasing to consolidate the financial statements of Novomic.

Research and Development. Research and development expenses for the nine months ended September 30, 2021 were $123,287. Research and development expenses for the nine months ended September 30, 2021 were $17,586. The increase is mainly attributable to expenses related to the development of our Green Botanical product line and provisional patent application related expenses.

Marketing, general and Administrative Expenses. Marketing, general and administrative expenses consist primarily of share-based compensation expenses and other non-personnel related expenses such as legal expenses. marketing activities. General and administrative expenses increased from $2,815,282 for the nine months ended September 30, 2020 to $3,281,063 for the nine months ended September 30, 2021. The increase in our marketing, general and administrative expenses is mainly attributable to the increase in our non-cash share-based compensation expenses, professional services and legal fees offset by decrease in salaries and related expenses.

Financing Expenses, Net. Financing expenses, net was $1,103,935 and $232,235 for the nine months ended September 30, 2021 and 2020, respectively. The reason for the increase in financial expense was due to $619,671 thousand of loss from extinguishment in connection with convertible loan restructuring.

Net Loss. Net loss for the nine months ended September 30, 2021 was $4,508,285 and is attributable to the reasons discussed above.

Financial Condition, Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. At September 30, 2021, we had current assets of $774,568 compared to total current assets of $2,649,026 as of December 31, 2020. At September 30, 2021, we had total assets of $1,228,619 compared to total assets of $3,104,528 as of December 31, 2020. The decrease in total assets is mainly due to decrease in our prepaid share based compensation payment to service provider. At September 30, 2021, we had current liabilities of $1,783,407 as compared to $1,701,670 as of December 31, 2020. At September 30, 2021, we had total liabilities of $2,112,219 as compared to $1,701,670 as of December 31, 2020. The increase is mainly attributed to the increase in the balance of accounts payables and accrued expenses and the balance of convertible notes.

At September 30, 2021, we had a cash balance of $684,302 compared to the cash balance of $206,278 as of December 31, 2020.

At September 30, 2021, we had a working capital deficiency of $1,008,839 as compared with a working capital of $947,356 at December 31, 2020.

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

Based on the Company’s evaluation of the effectiveness of its disclosure controls and procedures as of September 30, 2021, the Company’s principal executive officer and the Company’s principal financial officer concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2021, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION:

None

ITEM 6.	EXHIBITS

Exhibit Index:

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer (Principal Executive Officer), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITRINE GLOBAL. CORP

(Registrant)

By:	/s/ Ora Elharar Soffer	By:	/s/ Ilanit Halperin
	Ora Elharar Soffer		Ilanit Halperin
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date:	November 15, 2021	Date:	November 15, 2021

