Form 10-K
period 2021-12-31
CITRINE GLOBAL, CORP.
filed 2022-04-08
CIK 1498067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 000-55680

CITRINE GLOBAL, CORP.
(Exact Name of Registrant As Specified In Its Charter)

Delaware	68-0080601
(State of Incorporation)	(I.R.S. Employer Identification No.)

2 4 Haogen Street Herzelia, Israel	5250501
(Address of Principal Executive Offices)	(Area Code)

Registrant’s Telephone Number, Including Area Code: +97298851422

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
-	-	-

Securities registered pursuant to section 12(g) of the Act:

(Title of class)

Common Stock, $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” or “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☒ No

On June 30, 2021, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $6.752 million based on the closing price of $0.027 per share of the Registrant’s common stock on June 30, 2020.

The registrant had 942,568,006 shares of common stock outstanding as of April 8, 2022.

CITRINE GLOBAL CORP

2021 FORM 10-K ANNUAL REPORT

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

PART I

ITEM 1. BUSINESS

This summary highlights selected information contained elsewhere in this prospectus and does not contain all the information that you should consider before making your investment decision. Before investing in our common stock, you should carefully read this entire prospectus, including the information set forth under the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this prospectus and our consolidated financial statements and the accompanying notes included in this prospectus. Except as otherwise indicated herein or as the context otherwise requires, references in this prospectus to “Citrine Global,” the “Company,” “we,” “us,” and “our” refer to Citrine Global, Corp. and our consolidated subsidiaries, including our wholly-owned subsidiary, CTGL-Citrine Global Israel Ltd. and to our partially owned subsidiary Cannovation Center Israel Ltd.;

Business Overview

We are a plant-based wellness & pharma solutions company. Our business activity is primarily comprised of developing wellness and pharma solutions, focused on science backed plant-based products to improve quality of life and complementary solutions for balancing side effects caused by using medicines, cannabis, treatments, or an unbalanced lifestyle.

The global health and wellness market is expected to reach USD 7.6 trillion by 2030, growing at a CAGR of 5.5% from 2021 to 20301 with growing awareness of health and wellness solutions for improving people’s quality of life2. We are witnessing a global movement of health and wellbeing becoming a priority for the public, further emphasized by the recent global COVID-19 pandemic. There is increasing recognition that people need to take charge of their own health, improve their quality of life, use natural products, and balance side effects caused by medicines and treatment3.

We believe the power of plant-based solutions from nature can help improve people’s health and quality of life. We have built an end-to-end strategy to bring to market innovative plant-based wellness and pharma solutions covering the whole spectrum from innovation, research and development, product development, infrastructure for production and manufacturing, distribution, and marketing and sales on a global scale. Leveraging technology and research, we are focused on developing products portfolio based on rigorous scientific research ranging from synergistic botanicals, herbal extract tinctures, medicinal mushrooms together with plant extracts, vitamins, minerals, botanical formulations from seeds, roots, bark, fruits and a wide variety of plants that contain substances with health-supportive effects. Such supportive effects include, but aren’t limited to, enhancing oral care, anti-inflammatory properties, relaxation, sleep enhancement, energizing, mood and body balancing, and alleviating side effects.

Our headquarters and top executives are based in Israel, where we operate via our 100%-owned-subsidiary “CTGL Citrine Global Israel Ltd.” and 60%-owned “Cannovation Center Israel Ltd.” Our experienced team and partners are leaders in their respective fields with proven track records as top-level businesspeople and executives in technology, high-tech, biotech, investments, entrepreneurship, real estate, finance, and proven experience in bringing companies to global success. We have a professional, experienced group of primary shareholders that include Citrine S A L Investment & Technologies, which are supporting the Company.

Our presence in Israel combined with our close contacts with leading universities, researchers, companies, shareholder and governmental support powers us to access the latest technologies, talent, and innovation to bring innovative solutions to the global market.

Our mission is to become a leading company for plant-based wellness & pharma solutions to improve people’s quality of life.

Our recent achievements and upcoming milestones include:

Developing & Bringing Plant-Based Wellness & Pharma Products to Market

We are developing plant-based solutions which include products for improving quality of life and complementary solutions for balancing selected side effects caused by using medicines, cannabis, treatments, or an unbalanced lifestyle. In December 2021 we finalized the development of 25 proprietary formulations in multiple form factors under the brand name of Green Side by Side™ for the wellness industry.

The Green Side by Side™ product line includes herbals medicinal mushrooms, vitamins, minerals, and a variety of researched plants known for their healing qualities that contain substances with different anti-inflammatory properties and a variety of health-supportive effects that are relaxing, sleep enhancing, energizing, mood and body balancing, as well as enhancing oral care, alleviating side effects, and many botanical formulations that we target for balancing selected side effects and improving quality of life.

Green Side by Side products are manufactured in Israel in a GMP-certified manufacturing facility approved by the Israeli Ministry of Health. In Q1 2022 we launched in the Israeli market several products from the Green Side by Side™ product line, which includes the SmokLy TM series, a line of sprays for the oral cavity to support people suffering from cavity dryness (xerostomia) as a side effect.

We have commercially started marketing the products with a local Israeli partner that is targeting medical cannabis distribution channels and we plan to expand our activity in the Israeli market as well as distribute worldwide with local partners and according to local regulations. Green Side by Side is positioned to capture market share in the nutritional supplements market that is expected to reach $625 billion by 20304.

1 Research, P., 2022. Health and Wellness Market Size to Hit USD 7,656.7 Bn by 2030. [online] GlobeNewswire News Room.

2 NielsenIQ. 2022. An inside look into the 2021 global consumer health and wellness revolution. [online]

3 Sullivan, F., 2022. Increasing Health Consciousness Among Consumers to Shift the Global Prebiotic Ingredients Market. [online] Prnewswire.com.

4 Research, P., 2022. Nutritional Supplements Market to Hit US$ 624.7 Billion by 2030. [online] GlobeNewswire News Room.

IP and Research & Development Strategy

Our IP strategy and R&D roadmap include building our patent portfolio, conducting clinical studies, advancing products through regulatory approvals. Leveraging technology and research, we continue to innovate, developing solutions that combine botanical formulations, herbal extracts, tinctures, sprays and other natural delivery methods with a variety of researched plants known for their healing qualities.

We target to bring to the wellness and pharma market innovative products to improve quality of life and complementary solutions for balancing selected side effects caused by medicines, treatments, cannabis, aging, stress, or an unbalanced lifestyle.

Our mission includes developing plant-based medicines for the plant-derived drug market that is expected to reach $53 billion by 20265.

Side Effects Caused by Medicines, Cannabis and Treatments, or an Unbalanced Lifestyle

A broad range of medicines, including use of cannabis, and treatments have common side effects such as dryness in the oral cavity (xerostomia), headaches, dizziness, drowsiness, fatigue, nausea, vomiting, lack of concentration, and impaired appetite. We are researching and developing complementary solutions to address the need to balance selected effects through wellness solutions, as well as clinically developed plant-based pharmaceutical solutions6.

Addressing a significant market need, we filed a provisional patent application with the US Patent and Trademark Office to address the side effects of cannabis use titled “Pharmaceutical Compositions and Methods for the Treatment of Side-Effects Associated with the Use of Cannabis, Cannabinoids and Related Products” patent No: 63/257,673.

Research shows that nearly 70% of cannabis users experience constant dry mouth and 20% percent of the elderly suffer from xerostomia as a side effect of their medications7. As part of our Green Side by Side product line, we developed the SmokLy TM series of sprays for the oral cavity which contain plant extracts distilled from seeds, roots, bark, fruits with active anti-inflammatory substances that encourage saliva production and taste in the oral cavity and can balance the dry mouth side effect (xerostomia) from using medicines and cannabis. We are working diligently on developing a broad array of plant-based wellness and pharma complementary solutions to address selected side effects caused by medicines, cannabis, treatments or an unbalanced lifestyle.

Green Vision Center Production & Innovation Center for Plant-Based Wellness & Pharma Products

The Green Vision Center is part of our strategy to create end-to-end plant-based solutions covering all the infrastructure, facilities, and activities required for developing, manufacturing, and bringing to market innovative plant-based wellness and pharma products.

In February of 2022, we completed the acquisition of 125,000 sq ft (11,687 sq meters) of industrial land in Yerucham, a city in southern Israel, to build the Green Vision Center Israel with the Israeli government support. Approximately 90% of the acquisition cost was provided by Israeli government programs that encourage industrial development and includes additional grants and tax incentives.

Designed by Avner Sher, one of Israel’s most highly regarded architects and artists, Green Vision Center will be a 60,000 sq ft (5,500 sq meter) first-of-its-kind facility. The center will be constructed by a professional project construction company that will oversee the aspects of the building including interfacing with sub-contractors and obtaining the requisite building permits and other required authorizations.

As demand for plant-based products in industries ranging from wellness, to pharma, to cosmetics, to food continues to increase, our Green Vision Center will provide highly sought-after facilities for the development and production of botanical and plant-based products.

5 2018-2026, G. and 2018-2026, G., 2022. Botanical and Plant Derivative Drug Market - Global Forecast 2018-2026. [online] Inkwood Research.

6 WebMD. 2022. Medication Side Effects: Types of Side Effects and FDA Regulations. [online]

7 Harpreet, S., Joseph, K., Wafaa, S. and Seunghee, C., 2019. Impact of Cannabis on the Port of Entry-Oral Tissues: An Overview. International Journal of Oral and Dental Health, 5(3).

Green Vision Center is a first-of-its-kind center that combines:

●	Manufacturing facilities for botanicals and nutritional supplements, plant-based pharmaceuticals, medical cannabis and related products, plant-based cosmetics, foods, and beverages
●	R&D laboratories for development, clinical studies, and quality control testing
●	Management and consultant offices
●	Distribution and global logistics center
●	International Visitor Complex including a conference center and museum

Our vision is to become a leading worldwide production and innovation center and bring together partners, market leaders, companies, technologies, and scientific collaborations from Israel and around the world.

Israel as a source of innovation & Global Expansion Strategy

Our presence in Israel combined with our close contacts with leading universities, researchers, companies, shareholder and government support empowers us to access the latest technologies, talent, and innovations. Israel, known as the Startup Nation, is well positioned as a leader in technology with a critical mass of technology companies, researchers, scientists, and government support.

A core part of our strategy includes building a worldwide network with local teams, partners, subsidiaries, Green Vision Centers, strategic partnerships, collaborations, and mergers & acquisitions of technology and distribution companies. Initially, we are planning to build infrastructure for business development and sales with local teams in North America and Europe.

Generating Revenue Strategy

Our strategy for generating revenue streams in the near term and future include:

●	Sales of our proprietary products including Green Side by Side with local partners and distribution channels in Israel & worldwide according to local regulations.
●	Commercialization and licensing our IP, products & brands.
●	Green Vision Center operations
●	Mergers & acquisitions and strategic partnership activities

Corporate and Development History

On January 6, 2020, our predecessor company, TechCare Corp., a Delaware corporation (“TechCare”), and Citrine S A L Investment & Holdings Ltd., an Israeli corporation and a major shareholder of the Company (“Citrine S A L”), and a group of related persons and entities (the “Citrine S A L Group”) entered into a Common Stock Purchase Agreement (the “Citrine S A L Group Agreement”), which was later amended and restated on February 23, 2020 (the “AR Citrine S A L Group Agreement”). Pursuant to the AR Citrine Agreement, TechCare agreed to sell Citrine S A L Group and its group of business partners, up to an aggregate of 893,699,276 shares of TechCare’s common stock, representing approximately 95% of TechCare’s fully diluted capital, in two tranches, with the initial tranche of up to 452,063,196 shares of the TechCare’s common stock to be sold conditioned upon (i) the resignation of the Company’s existing members of its board of directors (the “Board”), consisting of Oren Traistman and Yossef De-Levy, (ii) the appointment of each of Ora Elharar Soffer (formerly Ora Meir Soffer), Ilan Ben-Ishay and Ilanit Halperin as members of the Board, and (iii) the transfer of the TechCare’s signatory rights to all Company bank accounts in the name of Citrine S A L Group’s nominee. In addition, the AR Citrine S A L Group Agreement provides for the second tranche of up to the remaining number of shares of common stock that resulted in Citrine S A L Group, owning 95% of the TechCare’s fully diluted capital stock, to be sold conditioned upon the filing of the Company’s previously approved amendment to its First Amended and Restated Certificate of Incorporation to increase the Company’s authorized capital.

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

As of March 31, 2022, the Company has one wholly-owned subsidiary, Citrine Global Israel, a company incorporated in Israel with registration number 516201159, which holds 60% of the share capital of Cannovation Center Israel Ltd., a company incorporated in Israel with registration number 516241270.

Material Agreements and Arrangements

Financing transaction with Affiliates

We have financed our operations primarily through financing arrangements with affiliates of our company.

On April 1, 2020, we entered into a Convertible Note Purchase Agreement (the “CL Agreement”) with Citrine S A L, WealthStone Private Equity Ltd, WealthStone Holdings Ltd, Golden Holdings Neto Ltd, Beezz Home Technologies Ltd, Citrine Biotech 5 LP, Citrine High Tech 6 LP, Citrine High Tech 7 LP, Citrine 8 LP, Citrine 9 LP and Citrine Biotech 10 LP (together, the “Buyer”), all of which are affiliated with the Company. Under the CL Agreement, the Buyer agreed to purchase, and the Company agreed to issue and sell, for up to an aggregate principal amount of up to $1,800 thousand, notes convertible into shares of common stock of the Company (the “Notes”), with a drawdown period starting on April 1, 2020, and ending upon the earlier of (i) 6 months thereafter and (ii) the consummation of a public offering by the Company. The CL Agreement provides that the Notes will bear an annual interest rate of six percent (6%) and that the conversion price per share of common stock shall equal 85% multiplied by the market price (as defined in the Notes), representing a discount of 15%, and that each Note will mature 18 months following the payment date. On April 19, 2020 and June 12, 2020, the Company provided draw-down notices under the CL Agreement for amounts of $170 thousand and $1 million, respectively, which were received in cash by the Company. On June 12, 2020, the CL Agreement (hereafter “CL Agreement Amendment”) was amended to provide that for each draw down made by the Company under the CL Agreement, the Buyer shall be entitled to receive two types of warrants: A Warrants and B Warrants, with the A Warrants exercisable at any time between 6 and 12 months after issuance for an exercise price per share equal to 1.25 times the average of the closing prices of the 3 trading days preceding the draw down, and the B Warrants exercisable at any time between 6 and 24 months after issuance for an exercise price per share equal to 1.5 times the average of the closing prices of the 3 trading days preceding the draw down, and that the number of each of the A Warrants and the B Warrants issued will be equal to the draw down amount divided by the average of the closing prices of the 3 trading days preceding the draw down, and that these amended terms will apply in respect of all draw downs, including drawdowns made prior to the date of the amendment. On April 12, 2021, the parties to the CL Agreement amended the agreement, so that (i) the annual interest on the Notes was changed to nine percent (9%) applicable from January 1, 2021, (ii) the Company shall repay the loans at the time it consummates an investment of at least $5 million in the Company’s securities, and (iii) the exercise prices of each of the A Warrants and B Warrants be modified to $0.10 per share, and the term of the warrants be extended by one (1) year for the A Warrants and B Warrants. On June 24, 2021, the Company received from Citrine 8 LP, a related entity, a loan of $350,000 made under and pursuant to the CL Agreement. Citrine agreed to honor a Draw Down Notice for, and advanced to the Company, $350,000, under the terms of the CL Agreement. As provided for under the terms of the CL Agreement, Citrine 8 was issued 10,500,105 A warrants and 10,500,105 B warrants for shares of common stock, where the A warrants are exercisable beginning December 24, 2021 through December 24, 2023 and the B warrants, in each case at a per share exercise price of $0.10.

On August 13, 2021, the Company and Citrine 8 LP. Citrine High Tech 7 LP and Citrine 9 LP, the holders of $1,520,000 in principal amount then outstanding under the CL Agreement (the “Outstanding CL Notes”), entered into an agreement pursuant to which the following principal terms were effected:

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

On January 5, 2022, Citrine 9 LP, one of the Buyer entities (hereinafter “Citrine 9”) agreed to honor a Draw Down Notice for, and has advanced to the Company, $180,000 on the same terms and conditions as are specified in the CL Agreement.. The annual interest on the loan continues to be nine percent (9%). The principal and interest payment on the Note shall be made in New Israeli Shekels (NIS) at the conversion rate which was in effect on the date on which the loan was advanced. Citrine 9 was be issued 6,666,667 Series A warrants and 6,666,667 Series B warrants for shares of common stock, where the Series A warrants are exercisable beginning July 5, 2022 through July 5, 2024 and the Series B warrants are exercisable beginning July 5, 2022 through July 5, 2025, in each case at an exercise price of $0.5 per share. Additionally, on January 5, 2022, the Company and the Buyers entered into the Fourth Amendment to the Convertible Note Agreement pursuant to which the following was agreed to:

(i)	The principal and accrued interest on all outstanding loans shall be made in New Israeli Shekels (NIS) at the conversion rate which was in effect on the date on which the loan was advanced;

(ii)	The conversion price on all outstanding notes under the Convertible Note Agreement has been adjusted to a conversion price of $0.05 per share

(iii)	The exercise price on all outstanding warrants issued in connection with advances made under the Convertible Note Agreement has been adjusted to an exercise price of $0.05 per share.

Transaction with Intelicanna Ltd.

On May 31, 2020, we and Intelicanna entered into a share exchange agreement and an agreement for future issuance of shares. Ilanit Halperin, a director and the Chief Financial Officer of the Company, is also the Chief Financial Officer of Intelicanna, and Doron Birger, a director of ours, is the chairman of the board of directors of Intelicanna effective April 2021. The share exchange agreement provided that (i) the number of shares each party issues to the other will be calculated by dividing $500 thousand by the volume-weighted average price (VWAP) of the issuing party’s shares in the three trading days preceding the signing of the agreement, (ii) the Issuance by Intelicanna will take place upon, and subject to, receipt of approval from the Tel Aviv Stock Exchange and the issuance by the Company will follow immediately thereafter, and (iii) the parties may not sell the shares within the first six months after issuance, and thereafter the parties may sell the shares issued to them if the shares become registered through a prospectus approved by the relevant securities authority, or under an exemption provided by applicable securities law, subject to a limit on the number of shares either party may sell per day. The agreement for future issuance of shares provided that a fall in a share price of a party, not exceeding 20%, measured six months after issuance of shares by both parties pursuant to the share exchange agreement, will be offset by the issuance of additional shares to the other party to bring up to $500 thousand the total value of the shares issued to the other party. On September 17, 2020 we issued to Intelicanna 2,143,470 shares of common stock in exchange for 619,589 of Intelicanna’s ordinary shares. The lock-up period under the share exchange agreement with respect to the 619,589 Intelicanna’s ordinary shares held by the Company lapsed in March 2021. Between August 3 – 9, 2021, we sold to an unrelated third party in an off market transaction 619,589 ordinary shares of Intelicanna for aggregate gross proceeds to the Company of 1,260,611 NIS (approximately $391,500 based on the current exchange rate). Following the sale, the Company no longer holds any Intelicanna shares. We sold our holdings in Intelicanna primarily to avoid being deemed an “investment holding company”. In addition, on August 15, 2021, the Company’s board of directors determined that it is required to issue to Intelicanna 535,867 shares of the Company’s common stock under the agreements described above and has authorized the issuance of such shares to Intelicanna. As of December 31, 2021 the common stock have not yet been issued to Intelicanna.

On June 25, 2020, Citrine Global Israel has entered into a services agreement with Intelicanna to provide business development and consulting services to Intelicanna, including assistance with raising financing. The agreement was terminated by mutual consent on October 5, 2021.

Also on June 25, 2020, to assist Intelicanna to raise the first NIS 1 million, the Company and the Israeli Subsidiary entered into an agreement to grant Intelicanna NIS 1 million in cash (approximately USD 290 thousand) in direct financing for working capital purposes. The financing had a 6% annual interest and Intelicanna was required to make additional payments equaling 6% of its gross revenues between the date the financing is received and the date Intelicanna’s aggregate gross revenues equal NIS 2 million. On July 9, 2020, we transferred to Intelicanna NIS 500,000 (approximately $145,000 on the date of payment) on account of the above loan. On March 31, 2021, Intelicanna repaid the outstanding principal loan with the 12% interest in an aggregate amount of $164,000.

Agreements with iBOT for Manufacturing and Related Services

iBOT Israel Botanicals Ltd., is an Israeli botanical nutraceutical company and a related entity (“iBOT”). iBOT has a manufacturing facility for a wide range of botanical formulations. iBOT has a manufacturing facility for a wide range of botanical formulations. Our directors, Ora Elharar Soffer and Ilan Ben-Ishay are directors in iBOT and Citrine SAL, one of our principal shareholders, is a principal shareholder in iBOT.

On August 4, 2020, our Board of Directors approved for the Company and Citrine Global Israel to proceed with preparations for investing in iBOT. On August 9, 2021, through our 60% owned subsidiary Cannovation Center Israel, we entered into an agreement with iBOT pursuant to which iBOT agreed to manufacture a line of nutritional supplements for Cannovation Center Israel, including packaging and storage. On September 29, 2021, we agreed to advance to iBOT, a loan of $50,000 with a 12 month maturity date and we transferred, as a first tranche, $15,000 on October 8, 2021. The loan bears interest at an effective annual interest rate of 12% as and is convertible, at the option of Citrine Global, into equity shares of iBOT at conversion rate equal to the lower of (i) 25% discount to the most recent round of capital raised by iBOT during the term of the loan and (ii) the rate specified in the framework agreement]. In addition, the agreement provided that our Israeli subsidiary is entitled to convert the outstanding loan, in whole or in part, to satisfy payments of amounts owed to iBOT under the services agreements between the parties.

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

Acquisition of Land for the building the Green Vision Center Israel

We previously disclosed that the Israeli Ministry of the Economy recommended that the Company’s majority-owned subsidiary, Cannovation Center Israel, be granted the right to purchase an industrial parcel of land from the Israel Land Authority (“ILA”) at a subsidized price and exempt from a tender procedures typically required under Israeli law. On February 8, 2022, Cannovation Ltd. received from ILA a counter-signed development agreement (the “Development Agreement”) to purchase rights for long term lease to 11,687 square meters of industrial land in Yeruham in Southern Israel (the “Land”) for purposes of building the Cannovation Center, which is intended to include factories, laboratories, logistics and a distribution center for the wellness, pharma, medical cannabis and botanicals industries. During December 2021, Cannovation Ltd. remitted to the Israeli Ministry of the Economy and the ILA the aggregate amount of 687,650 NIS ($221,122 on the date of payment) to obtain the rights to the Land. The amount represents approximately 10% of the prevailing market price for comparable land space in the general area and is part of the grant by the Israeli government under government programs to encourage industrial development in Southern Israel. The amount remitted represents the total amount that Cannovation Ltd. is required to pay as the purchase price for the Land.

Under the Development Agreement, Cannovation Ltd. will build and develop the Green Vision Center in accordance with by the time frames, terms and conditions of the Agreement. Typically, the initial time frame for completing the development is four (4) years, subject to extensions that the ILA may approve. Upon completion of the development within the time frames and other requirements specified in the Development Agreement, then Cannovation Ltd. will be entitled subject to Israeli law to long term lease agreement (49 years) to the land (equivalent to ownership rights as most of the land in Israel is government owned and when marketed usually the developers are granted with development/long lease rights).

Our subsidiary Cannovation Ltd., holds title to the land under the Development Agreement. Under local law in Israel, there are restrictions relating to the transfer of ownership of the premises on the land to a non-Israeli parties, as well as restrictions on the composition of each of Cannovation’s shareholders to ensure that Israeli citizens control each such shareholder. Accordingly, the shareholders of Cannovation, which include our 60% owned subsidiary CTGL Israel, entered into an agreement under which they undertook that at all times they will comply with applicable law in this regard.

Cannovation Ltd. is developing its Green Vision Center as development and production of wellness & pharma plant-based products, including botanical solutions, nutritional supplements, vitamins, healthy snacks & beverages, natural cosmetics, medical cannabis & cannabinoid-based products, plant-based pharma products and botanical drugs, and it is planned to include manufacturing plants, laboratories, logistics, import and export, offices, training, conference center, and an international visitor complex.

On February 7, 2022, the board of directors of Cannovation Ltd. authorized management of Cannovation Ltd. to finalize the terms of an agreement with one of the leading real estate project construction companies in Israel to commence building the Green Vision Center. The selected project manager is reputed for the successful completion of many projects amounting to hundreds of thousands of square meters of offices, malls, stadiums, hospitals and public institutions throughout Israel. The project manager will oversee all aspects of the building project, including interfacing with the sub-contractors and obtaining the requisite building permits and other required authorizations.

Cannovation Ltd. and the Company are in discussions with commercial banks and prospective investors regarding the financing of the planned development.

Agreement with Nanomedic

On June 22, 2020, we entered into a share purchase agreement with Nanomedic Technologies Ltd., an Israeli private company and a related party as further described below (“Nanomedic”) as part of A-1 funding round open only to existing Nanomedic shareholders and their affiliates. Nanomedic developed SpinCare, a system that integrates electrospinning technology into a portable bedside device, offering immediate wound and burn care treatment. We paid $450, 000 for A-1 preferred shares of Nanomedic and also received warrants to purchase A-1 preferred shares. Such investment represents a holding of approximately 3.3% in Nanomedic. The round raised approximately $2.2 million in total. Citrine S A L and certain of its partnerships, all affiliates of the Company, were already beneficial shareholders of Nanomedic immediately prior to the A-1 funding round. Ilan Ben-Ishay, a director of the Company, was already a beneficial shareholder of Nanomedic immediately prior to the A-1 funding round. Ora Elharar Soffer, our chairperson and CEO, was already a director of both Nanomedic and its Israeli parent company, Nicast Ltd., immediately prior to the A-1 funding round, and she was also already a beneficial shareholder of Nanomedic immediately prior to the A-1 funding round.

Filing of Provisional Patent Application

On October 20, 2021, Provisional Patent Application No: 63/257,673 for “PHARMACEUTICAL COMPOSITIONS AND METHODS FOR THE TREATMENT OF SIDE-EFFECTS ASSOCIATED WITH THE USE OF CANNABIS, CANNABINOIDS AND RELATED PRODUCTS” registered at the US Patent and Trademark Office. The patent application describes certain side effects of cannabis use, the needs, technologies and solutions to support medical cannabis patients who experience side effects related to their cannabis treatment.

The subject matter of our provisional patent is further discussed below.

In December 2021 we finalized the development of 25 proprietary formulations in multiple form factors under the brand name of Green Side by Side™ for the wellness industry. The Green Side by Side™ product line includes herbal extracts, medicinal mushrooms, and variety of researched plants known for their healing qualities that contain substances with different anti-inflammatory properties and a variety of health-supportive effects that are relaxing, sleep enhancing, energizing, mood and body balancing, as well as enhancing oral care, alleviating side effects, and many botanical formulations that we target for balancing selected side effects and improving quality of life .

The Green Side by Side products are manufactured in Israel in iBOT Israel Botanicals Ltd under GMP-certified manufacturing facility approved by the Israeli Ministry of Health.

In Q1 2022 we launched in the Israeli market several products from the Green Side by Side™ product line, which include the SmokLy TM series, a line of sprays for the oral cavity to support people suffering from cavity dryness (xerostomia) as a side effect.

We have commercially started marketing the products with an Israeli local partner that is targeting medical cannabis distribution channels and we plan to expand our activity in the Israeli market as well as distribute worldwide with local partners and according to local regulations.

Corporate Actions taken by Company Shareholders

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

Corporate Diagram

*See above detailed description of the Share Purchase Nanomedic.

** See above detailed description about Novomic deal.

Our registered office address in the State of Delaware is c/o Business Filings Incorporated, 108 West 13th St., City of Wilmington, County of Newcastle, Delaware 19801, and the address of our primary executive office is 4 Haogen Steet Herzelia, Israel. Our website address is www.citrine-global.com.

To better align our name with our new business, we changed the name of the Company to Citrine Global, Corp. and the ticker symbol to “CTGL.” These changes became effective on August 26, 2020. Our common stock is traded in the United States on the OTCQB market under the ticker symbol “CTGL.

As previously disclosed, we have applied to list our common stock on the Nasdaq Capital Market. While we are working diligently in this regard, no assurance can be given that our application will be approved or that a trading market will develop.

Description of our Business and Industry Background

We are a plant-based wellness & pharma solutions company. Our business activity is primarily comprised of developing wellness and pharma solutions, focused on science backed plant-based products to improve quality of life and complementary solutions for balancing side effects caused by using medicines, cannabis, treatments, or an unbalanced lifestyle.

The global health and wellness market is expected to reach USD 7.6 trillion by 2030, growing at a CAGR of 5.5% from 2021 to 20308 with growing awareness of health and wellness solutions for improving people’s quality of life9. We are witnessing a global movement of health and wellbeing becoming a priority for the public, further emphasized by the recent global COVID-19 pandemic. There is increasing recognition that people need to take charge of their own health, improve their quality of life, use natural products, and balance side effects caused by medicines and treatment10.

We believe the power of plant-based solutions from nature that can help improve people’s health and quality of life.

We have built an end-to-end strategy to bring to market innovative plant-based wellness and pharma solutions covering the whole spectrum from innovation, research and development, product development, infrastructure for production and manufacturing, distribution, and marketing and sales on a global scale.

Leveraging technology and research, we are focused on developing products portfolio based on rigorous scientific research ranging from synergistic botanicals, herbal extract, tinctures, medicinal mushrooms together with plant extracts, vitamins, minerals, botanical formulations from seeds, roots, bark, fruits and a wide variety of plants that contain substances with health-supportive effects. Such supportive effects include, but aren’t limited to, enhancing oral care, anti-inflammatory properties, relaxation, sleep enhancement, energizing, mood and body balancing, and alleviating side effects.

Our headquarters and top executives are based in Israel, where we operate via our 100%-owned-subsidiary “CTGL Citrine Global Israel Ltd.” and 60%-owned “Cannovation Center Israel Ltd.” Our experienced team and partners are leaders in their respective fields with proven track records as top-level businesspeople and executives in technology, high-tech, biotech, investments, entrepreneurship, real estate, finance, and proven experience in bringing companies to global success. We have a professional, experienced group of primary shareholders that include Citrine S A L Investment & Technologies, which are supporting the Company.

Citrine S A L, which has been operating for years in the Israeli market through technology companies and funds including Citrine S A L Biotech & Hi-Tech funds, is experienced in bringing start-up companies to the global market and has already invested in Israeli technology companies including: Nicast, NanoMedic, WellBe, Biocep, Improdia, Intelicanna, iBOT, Cannbit, Novomic, Dario, BSP Medical, ICB Israel-China Fund and more.

We have strategic alliance and manufacturing agreements with iBOT Israel Botanicals, nutritional supplements’ company and GMP-certified manufacturing facility approved by the Israeli Ministry of Health. As part of our activity with iBOT Israel Botanicals we are developing and manufacturing our product line including the Green Side by Side product line.

Our presence in Israel combined with our close contacts with leading universities, researchers, companies , shareholder and governmental support powers us to access the latest technologies, talent, and innovation to bring innovative solutions to the global market.

Our mission is to become a leading company for plant-based wellness & pharma solutions to improve people’s quality of life.

8 Research, P., 2022. Health and Wellness Market Size to Hit USD 7,656.7 Bn by 2030. [online] GlobeNewswire News Room.

9 NielsenIQ. 2022. An inside look into the 2021 global consumer health and wellness revolution. [online]

10 Sullivan, F., 2022. Increasing Health Consciousness Among Consumers to Shift the Global Prebiotic Ingredients Market. [online] Prnewswire.com.

We created multi-strategy solutions to realize our mission, the highlights of which include the following:

1.	Developing & Bringing Plant-Based Wellness & Pharma Products to Market:

We believe the power of plant-based solutions from nature can help improve people’s health and quality of life. We have built a strategy for developing a plant-based product portfolio with scientific and research-based plants such as herbal extracts, medicinal mushrooms, and other natural ingredients for the wellness industry and pharma solutions with the mission of developing plant-based medicines.

The plant-based products market is booming with health-conscious consumers spending more on natural products, ranging from nutraceuticals, natural superfoods, beverages, cosmetics, to legal cannabis and the evolving market of botanical and plant-derived drugs. The COVID-19 pandemic has left a lasting impression on consumer behavior, particularly in relation to plant-based nutrition and natural immunity boosters11.

Here are the various growing plant-based product market segments:

●	The nutritional supplements market is expected to reach USD 624.7 billion by 2030[12].
●	The superfoods market is expected to reach USD 287.7 billion by 2027[13].
●	The legal cannabis market is expected to reach USD 70.6 billion by 2028[14].
●	The botanical and plant-derived drug market is expected to reach USD 53 billion by 2026[15].
●	The natural cosmetics market is expected to reach USD 20.8 billion by 2027[16].

We are basing our efforts on technologies to create research and innovation, developing plant based solutions which include products for improving quality of life and complementary solutions for balancing selected side effects caused by using medicines, cannabis, treatments, or an unbalanced lifestyle.

About Side Effects Caused by Using Medicines Cannabis and Treatments or an Unbalanced Lifestyle

Side effects are unexpected reactions which may result from using medicines and treatments. There are common side effects, such as dryness in the oral cavity (xerostomia), headaches, dizziness, drowsiness, fatigue, nausea, vomiting, lack of concentration, and impaired appetite that are associated with the use of medicines, treatments and the use of cannabis and related products17.

Natural plant-based products show great promise in improving quality of life and can be used as complementary products to balance side effects. Antibiotics and probiotics are an excellent use case. Antibiotics are important for treating bacterial infections; however, they can sometimes cause side effects such as diarrhea, liver disease and changes to the gut microbiota. Using probiotics during and after a treatment with antibiotics can help reduce the risk of diarrhea and restore the gut microbiota to a healthy state18.

Addressing a significant market need, we included in our product roadmap is the development of plant based complementary solutions through wellness as well as clinically developed plant-based pharmaceutical products to address the need to balance selected effects and support people who experience side effects from using medicines, cannabis, and various treatments such as:

About Xerostomia Dry-Mouth-Side-Effect

Research has shown that nearly 70% of cannabis users experienced constant dry mouth and 20% of the elderly population suffer from xerostomia as a side effect of medications19.

11 Sullivan, F., 2022. Increasing Health Consciousness Among Consumers to Shift the Global Prebiotic Ingredients Market. [online] Prnewswire.com.

12 Research, P., 2022. Nutritional Supplements Market to Hit US$ 624.7 Billion by 2030. [online] GlobeNewswire News Room.

13 Research, I., 2022. Global Superfoods Market Size is Projected To Reach US$ 287.75 Billion by 2027 | Superfoods Market Store, Delivery Options, Emerging Trends 2022 | Segmentation by Product Type, Applications, Regions, & Key-Players (ADM, Ardent Mills, Bunge). [online] GlobeNewswire News Room.

14 Grandviewresearch.com. 2022. Legal Marijuana Market Size Worth $70.6 Billion By 2028.

15 2018-2026, G. and 2018-2026, G., 2022. Botanical and Plant Derivative Drug Market - Global Forecast 2018-2026. [online] Inkwood Research.

16 Mynewsdesk. 2022. Vegan Cosmetics Market is Growing at 6.9% CAGR, Market Size, Share, Statistics, Cosmetics Industry Trends, Leading Company Profiles, Forecast & Estimations to 2027.

17 U.S. Food and Drug Administration. 2022. Learning about Side Effects.

18 Healthline. 2022. What You Should Eat During and After Antibiotics. [online]

19 Harpreet, S., Joseph, K., Wafaa, S. and Seunghee, C., 2019. Impact of Cannabis on the Port of Entry-Oral Tissues: An Overview. International Journal of Oral and Dental Health, 5(3).

We researched the oral cavity dryness side effect, xerostomia, a common side effect associated with damage to the glands responsible to produce saliva that may result from smoking, using cannabis, medications, and treatments. Saliva contains calcium and phosphorous which protects teeth, helps the digestive system, prevents bad smell through balancing the acidity that comes from food and bacteria, has enzymes that help break down food, washes food scraps and bacteria, and helps speech as pronunciation of movements and syllables is done with saliva and tongue. It is important to maintain the saliva level in the mouth and prevent problems and damage, as saliva plays a key role in maintaining health in the oral cavity.

Following investigation of dry mouth side effect (xerostomia), And as part of our Green Side by Side line, we developed the SmokLy TM series of sprays for the oral cavity which contain plant extracts distilled from seeds, roots, bark, fruits with active anti-inflammatory substances that encourage saliva production and taste in the oral cavity and can balance the dry mouth side effect (xerostomia) from using medicines and cannabis.

About Side Effect from Cannabis Use

Following thorough investigation of cannabis’ side effects, we filed a provisional patent application titled “PHARMACEUTICAL COMPOSITIONS AND METHODS FOR THE TREATMENT OF SIDE-EFFECTS ASSOCIATED WITH THE USE OF CANNABIS, CANNABINOIDS AND RELATED PRODUCTS”, patent No: 63/257,673 in the U.S. Patent & Trademark Office.

There are currently over 200 million cannabis users worldwide and an increased interest in cannabis as a medicine in recent years20. Cannabis was approved for medical use showing benefit in serious medical conditions including cancer, multiple sclerosis, Parkinson’s, epilepsy, chronic pain, post trauma, and more21. Research indicates that some medical cannabis users experience side effects during their cannabis treatment, which may cause them to discontinue treatment despite good clinical outcomes achieved with the cannabis treatment22.

According to the Mayo Clinic in the US these are the most reported side effects in association with cannabis use23:

●	Headaches
●	Dry mouth and dry eyes
●	Lightheadedness and dizziness
●	Drowsiness
●	Fatigue
●	Nausea and vomiting
●	Disorientation
●	Hallucinations
●	Increased heart rate
●	Increased appetite
●	Impaired attention, judgement, and coordination
●	Worsened manic symptoms in people who have bipolar disorder
●	Increased risk of depression or worsen depression symptoms
●	Increased risk of psychosis in people who have schizophrenia
●	Impaired memory and cognitive function
●	Harmful cardiovascular effects, such as high blood pressure
●	Worsened respiratory conditions
●	Adverse interactions with Alcohol, Anticoagulants, and more.

20 Statista. 2022. Cannabis users worldwide number by region 2011-2019 | Statista. [online]

21 2017. The Health Effects of Cannabis and Cannabinoids.

22 Kudahl, B., Berg, M., Posselt, C., Nordentoft, M. and Hjorthøj, C., 2021. Medical cannabis and cannabis-based medicine show both potential efficacy and potential harms: Cross-sectional comparison with controls on self-rated and interviewer-rated outcomes within the Danish pilot program on medical cannabis. Complementary Therapies in Clinical Practice, 45, p.101476.

23 Mayo Clinic. 2022. What you can expect from medical marijuana. [online]

Figure 1: schematic representation of side effects associated with the use of cannabis

*Illustration Taken from: Positive Choices Educational Program24

Our product roadmap includes continuing to develop and file additional patent applications and the development of complementary solutions for balancing selected side effects caused by medicines, treatments, cannabis, aging, stress, and an unbalanced lifestyle.

About the Green Side by Side™ Product Line:

GREEN

Our Products

GREEN SIDE BY SIDE

GREEN SIDE BY SIDE
MultiTasking
60 Capsules
GREEN SIDE BY SIDE
ReStart
GREEN SIDE BY SIDE
BeCalm
60 Capsules
GREEN SIDE BY SIDE
Trio Mushrooms
60 Capsules
GREEN SIDE BY SIDE
TakeCare
60 Capsules

Smokly+ Series

GREEN SIDE BY SIDE
Smokly
GREEN SIDE BY SIDE
Smokly
GREEN SIDE BY SIDE
Smokly
GREEN SIDE BY SIDE
Smokly
GREEN SIDE BY SIDE
Smokly

IMPROVING THE QUALITY OF LIFE

CANNOVATION CENTER

Figure 2: The Green Side by Side™ Product Line

Leveraging technology and research, we developed a wellness plant-based product line under the brand name of Green Side by Side™ targeting to improve quality of life and complementary products for balancing selected side effects caused by medicines, cannabis, treatments or an unbalanced lifestyle.

We used innovative technologies and experience to create the products combining a variety of well researched plants including herbal extracts, medicinal mushrooms, vitamins , minerals and variety of researched plants known for their healing qualities that contain substances with different anti-inflammatory properties and a variety of health-supportive effects that are relaxing, sleep enhancing, energizing, mood and body balancing, as well as enhancing oral care, alleviating side effects and more .

In December 2021 we finalized the development of 25 researched plant-based products under our wellness Green Side by Side™ product line in multiple form factors, such as sprays, powders, tablets, capsules, and tinctures. The products are manufactured in Israel in iBOT Israel Botanicals Ltd under a GMP-certified manufacturing facility approved by the Israeli Ministry of Health.

In Q1 2022 we launched in the Israeli market several products from the Green Side by Side™ products line, which include the SmokLy TM series, a line of sprays for the oral cavity to support people suffering from cavity dryness (xerostomia) as a side effect.

We have commercially started selling the products with a local Israeli partner that is targeting medical cannabis distribution channels and we plan to expand our activity in the Israeli market as well as distribute worldwide with local partners and according to local regulations. Green Side by Side is positioned to capture market share in the nutritional supplements market that is expected to reach $625 billion by 203025.

24 Positive Choices. 2022. Cannabis: Factsheet. [online]

25 Research, P., 2022. Nutritional Supplements Market to Hit US$ 624.7 Billion by 2030. [online] GlobeNewswire News Room.

2.	Green Vision CenterTM Production and Innovation Center for Plant-based Wellness & Pharma Products

The Green Vision Center is part of our strategy to create end-to-end plant-based solutions covering all the infrastructure, facilities, and activities required for developing, manufacturing, and bringing to market innovative plant-based wellness and pharma products.

Figure 3: Green Vision Center Israel Building Demonstration

All image rights are reserved to the Company and are for illustration purposes only and do not bind the company.

About Green Vision CenterTM Israel

In February of 2022, we completed the acquisition from the Israel Lands Authority (ILA) of 125,000 sq ft (11,687 sq meters) of industrial land in Yerucham, a city in southern Israel, to build Green Vision Center Israel. Approximately 90% of the acquisition cost was provided by Israeli government programs that encourage industrial development and includes additional grants and tax incentives.

Designed by Avner Sher, one of Israel’s most highly regarded architects and artists, Green Vision Center will be a 60,000 sq ft (5,500 sq meter) first-of-its-kind facility including a unique roof in the shape of a lotus flower and built with solar panels in accordance with ecological green principles of saving energy. The Green Vision Center is a first-of-its-kind center that combines development and production facilities, manufacturing plants, laboratories, logistics, import and export, offices, training, conference center, and an international visitor complex all in a single location to promote innovation and go-to-market of plant-based products from wellness to pharma.

The center’s infrastructure and facilities will be focused on the development and production of wellness & pharma plant-based products, including self-care products, botanical solutions, nutritional supplements, vitamins, healthy snacks and beverages, natural cosmetics, medical cannabis and cannabinoid-based products, plant-based pharma products, botanical drugs and wellbeing solutions.

Green Vision Center Israel: Planned Divisions and Internal Design

Figure 4: Green Vision Center Israel Internal Design

**All image rights are reserved to the Company and are for illustration purposes only and do not bind the company

The Green Vision Center is being planned to include:

●	Manufacturing botanicals & nutritional supplements
●	Manufacturing pharma plant-based products & botanical drugs
●	Manufacturing cannabis, cannabinoids, and related products
●	Manufacturing natural cosmetics
●	Manufacturing healthy snacks & beverages
●	Research and development lab for product development, clinical trials, and testing.

●	Quality control lab (QC)
●	Distribution area for local and global distribution and logistics services
●	Management & consultants’ offices
●	International Visitor Complex training center and conference center

The center will be constructed by a professional project construction company and sub-contractors that will oversee all aspects of the building including interfacing and obtaining all facilities and products relevant licenses and regulatory approvals, the requisite building permits and other required authorizations.

Our Business Model for the Green Vision Center includes:

●	Production & sales of our branded products
●	Production & services to third parties
●	Full turnkey solutions for all the services that the center can provide, including R&D, QA, production, market positioning, sales, and more
●	Potential partnerships and other collaborations with international companies in the wellness and pharma industries that are interested in establishing an innovation and production infrastructure in Israel
●	Mergers & acquisitions and strategic partnership activities
●	Partnerships based on models of profit sharing, and more

Our vision is to become a leading worldwide production and innovation center for natural plant-based products and health, wellness, and pharma solutions and to bring partners, market leaders, companies, technologies, and scientific collaborations from Israel and around the world.

Israel as a Source of Innovation

Our presence in Israel combined with our close contacts with leading universities, researchers and companies empowers us to access the latest technologies, talent, and innovations and bring them to the global market.

We chose to focus on Israel for the following reasons:

●	Israel is well positioned as a leader in technology with a critical mass of technology companies, researchers, and scientists[26].
●	Israel is considered a pharma powerhouse and a world leader in clinical trials due to its advanced regulatory environment and local experience[27].
●	The Israeli government views technological innovation a major growth engine for the Israeli economy and supports it.
●	Our headquarters, top executives and strategic partners are based in Israel, where we have been operating for years and have a strong network with Israeli companies, universities, labs, entrepreneurs, and businesses.
●	We acquired land in the south of Israel, backed by government support, to build the Green Vision Center™, a first-of-its-kind production and innovation center for plant-based wellness & pharma products.

Creating a Global Network & Growth Strategy

A core part of our strategy includes building a worldwide network with local teams, partners, subsidiaries, Green Vision Centers, strategic partnerships, collaborations, and mergers & acquisitions of technology and distribution companies. Initially, we are planning to build infrastructure for business development and sales with local teams in North America and Europe.

Our growth strategy includes mergers & acquisitions of technology and distribution companies.

Our IP Strategy and R&D Roadmap

Our IP strategy and R&D roadmap include developing plant-based wellness and pharma solutions, building our patent portfolio, conducting clinical trials, advancing products through regulatory approvals on a country-by-country basis, and bringing innovative products to market.

Our product roadmap includes the development of plant-based products to improve quality of life and complementary solutions for balance selected side effects caused by medicines, treatments, cannabis, aging, stress, and unbalanced lifestyle.

26 PwC-Startup Nation Central Report Explores Israel’s Multinational Innovation Ecosystem

27 Portfolio of Israeli companies Life science and Clean-tech sectors October 2020

Leveraging technology and research, we are focused on developing products portfolio based on rigorous scientific research ranging from synergistic botanicals, herbal extract tinctures, medicinal mushrooms together with plant extracts, botanical formulations from seeds, roots, bark, fruits and a wide variety of plants that contain substances with health-supportive effects. Such supportive effects include, but aren’t limited to, enhancing oral care, anti-inflammatory properties, relaxation, sleep enhancement, energizing, mood and body balancing, and alleviating side effects.

Our research and development program includes:

●	Developing wellness plant-based product portfolio across the range from scientific and research-based plants, such as herbal extracts, medicinal mushrooms, and other natural ingredients
●	Developing complementary products portfolio for balancing selected side effects caused by medicines, treatments, cannabis, aging, stress, and an unbalanced lifestyle
●	Expanding the Green Side by Side TM product line
●	Researching and developing pharma solutions with the mission of developing plant-based medicines and botanical drugs
●	Building patent portfolio
●	Building clinical trials program & portfolio
●	Registering products for regulatory approval on a country-by-country basis
●	Building the infrastructure for production and innovation centers to leverage IP & competitive advantage in developing and manufacturing wellness to pharma plant-based products
●	Currently the Green Side by Side product line does not include any cannabis, cannabinoid, or cannabis related components. However, pending changes in the regulatory and market landscape, we may consider developing cannabis, cannabinoid, and related products.

Provisional Patent Application

Following investigation of the side effects of medicines, cannabis, and treatments, in October 2021 we filed a provisional patent application for “PHARMACEUTICAL COMPOSITIONS AND METHODS FOR THE TREATMENT OF SIDE-EFFECTS ASSOCIATED WITH THE USE OF CANNABIS, CANNABINOIDS AND RELATED PRODUCTS”, patent No: 63/257,673 in the U.S. Patent & Trademark Office. The patent application describes certain side effects of cannabis use, the needs, technologies and solutions to support medical cannabis patients who experience side effects related to their cannabis treatment.

As part of our IP strategy, we plan to continue developing and filing additional patents applications.

Go to Market Strategy and Anticipated Revenue Sources

The plant-based wellness & pharma market is booming, with health-conscious consumers spending more on natural products ranging from nutraceuticals, natural superfoods, beverages, and cosmetics to legal cannabis and the evolving market of botanical and plant-derived drugs.

●	The nutritional supplements market is expected to reach USD 624.7 billion by 2030[22].
●	The superfoods market is expected to reach USD 287.7 billion by 2027[23].
●	The legal cannabis market is expected to reach USD 70.6 billion by 2028[24].
●	The botanical and plant-derived drug market is expected to reach USD 53 billion by 2026[25].
●	The natural cosmetics market is expected to reach USD 20.8 billion by 2027[26].

The wellness products are sold through different distribution channels which include online digital direct sales, online retailer websites, physical shops and retailers including food, drug, and mass merchandise retail networks.

Our strategy includes various business models that are intended to bring new products to market leveraging and generating revenues. Our plan is to release to market several product lines and brands for the wellness and pharma industry.

We are currently focused on building a B2B distribution network worldwide with select local partners who will be handling import, distribution, marketing, and sales while adhering with local regulations.

Our strategy for generating revenue in the near term and future include:

● Sales of our proprietary products including Green Side by Side product line

● Commercialization and licensing our IP , products & brands.

● Mergers & acquisitions and strategic partnership activities

Our business model for generating revenues from the Green Vision Center includes:

●	Production & sales of our branded products
●	Production & services to third parties
●	Full turnkey solutions for all the services that the center can provide, including R&D, QA, production, market positioning, sales, and more
●	Potential partnerships and other collaborations with international companies in the wellness and pharma industries that are interested in establishing an innovation and production infrastructure in Israel
●	Mergers & acquisitions and strategic partnership activities
●	Partnerships based on models of profit sharing, and more

Competition

The wellness and pharma industries are very crowded and competitive. Many companies, from startups to corporate giants, operate in these spaces.

We have differentiated ourselves through our end-to-end strategy of bringing to market innovative plant-based wellness and pharma products covering the whole spectrum from research, product development, building the infrastructure, manufacturing, and marketing.

22 https://www.globenewswire.com/news-release/2021/11/03/2326982/0/en/Nutritional-Supplements-Market-to-Hit-US-624-7-Billion-by-2030.html

23https://www.globenewswire.com/news-release/2022/02/28/2393441/0/en/Global-Superfoods-Market-Size-is-Projected-To-Reach-US-287-75-Billion-by-2027

24 https://www.grandviewresearch.com/press-release/global-legal-marijuana-market

25 https://inkwoodresearch.com/reports/botanical-and-plant-derivative-drug-market/

26 https://www.mynewsdesk.com/brandessence/pressreleases/vegan-cosmetics-market-to-grow-3159575

We built the following strategy and unique business model that can support our ability to remain competitive

●	We are leveraging technology and research and focus on developing plant-based wellness and pharma solutions to improve quality of life and complementary products for balancing selected side effects caused by medicines and treatments, cannabis, aging, stress, and an unbalanced lifestyle

●	We have the ability to develop innovative products and solutions that meet customer and market needs

●	We develop our IP strategy by building patent portfolio, clinical studies, and regulatory approvals

●	We have a leading experienced team and partners with proven track record in technology, high-tech and biotech and proven experience in bringing companies to global success

●	Our presence in Israel combined with our close contacts with leading universities, researchers and companies powers us with the latest technologies, talent, and innovation and to offer innovative solutions to the global market.

●	Potential partnerships and other collaborations with international companies in the wellness and pharma industries

Regulatory Environment

In every jurisdiction in which we plan to operate, we will be subject to extensive governmental regulations on the formulation, manufacturing, packaging, labeling, advertising, promoting, importing, distributing, shipping, and selling our products, may they be nutritional supplements, cosmetics, foods, or any other category.

Prior to commencing operations and/or permitting sales of our products in the market, we may be required to obtain an approval, license, or certification from the relevant country’s ministry of health or another responsible agency. Prior to entering a new market, we plan to work with local authorities, either directly or via our local partner, to obtain the requisite approvals. The approval process usually requires us to present each product and product ingredients and, in some cases, arrange for testing of products by local technicians for ingredient analysis

We are aware that we or our local partners would need to obtain various regulatory approvals and licenses for our different product lines and activities, including production of botanicals, nutritional supplements, natural snacks and beverages, natural cosmetics, and more. We intend to obtain all regulatory approvals required for different product categories in the different countries in which we will operate either directly or through our local partners.

We describe in this section mainly the material regulations that are currently applicable to our products.

Regulatory Environment for the Green Side by Side Products

While the number of people using nutritional supplements and herbal medicine products continues to increase in many countries, the regulations for these products vary from country-to-country. In some countries supplement use is limited to general health and well-being while in other countries they are permitted for use as medicinal products. To date, there is little consensus from country to country on the scope, requirements, definition, or even the terminology in which the nutritional supplement and herbal medicines categories could be classified.28

Our Green Side by Side products are regulated in Israel as nutritional supplements and meet all regulatory compliance requirements for nutritional supplements in Israel. iBOT Israel Botanicals, our manufacturing facility for the Green Side by Side product line, is approved by the Israeli Ministry of Health and is GMP-certified.

The Green Side by Side products will have all relevant regulatory approvals before being launched in other territories, such as European countries and the US.

28 Thakkar, S., Anklam, E., Xu, A., Ulberth, F., Li, J., Li, B., Hugas, M., Sarma, N., Crerar, S., Swift, S., Hakamatsuka, T., Curtui, V., Yan, W., Geng, X., Slikker, W. and Tong, W., 2020. Regulatory landscape of dietary supplements and herbal medicines from a global perspective. Regulatory Toxicology and Pharmacology, 114, p.104647.

The Israeli Ministry of Health maintains a comprehensive list of authorized nutritional supplements for marketing. This list includes over a thousand different vitamins, minerals, amino acids, and herbs including their extracts. Items under this list can be legally marketed, however, no medical claims can be made without adequate supporting information. The final products can be in various forms such as powders, tablets, hard or soft capsules, liquids, including oils and tinctures. Each product must be manufactured under GMP conditions and be approved by the Ministry of Health prior to selling.

Regulatory Compliance for the Green Vision Center

We Acquired 125,000 sq ft (11,687 sqm) of industrial land in the south of Israel upon which a 60,000 sq. ft. (5,500 sqm) facility will be built comprised of manufacturing plants, laboratories, logistics, import and export, offices, training, conference center, and an international visitor complex. The center will be constructed by a real estate professional project construction company and regulatory consultants in the relevant fields that will obtain the required authorizations.

We intend to obtain all necessary regulatory approvals and licenses for the Green Vision Center’s production and operation facilities and products.

The Health & Wellness Industries Market Size and Potential:

We believe the health & wellness industries, which demonstrate high growth potential, and we are primarily focused on these industries.

The global health and wellness market is expected to reach USD 7.6 trillion by 2030, growing at a CAGR of 5.5% from 2021 to 2030. The hectic, unbalanced lifestyle has resulted in the prevalence of lack of proper diet and sleep, stress, depression, anxiety, cancer, diabetes, and various other health related issues. Lack of proper diet has resulted in the reduced intake of essential nutrients and minerals required for the healthy and active functioning of the human body. Precedence research identifies growth opportunities to the health and wellness market players across the globe in the adoption of smart technologies and innovative ways in the manufacturing of various health and wellness products, nutritional supplements, healthy snacks and beverages, the growing biopharmaceutical industry and development of botanical drugs 29.

 Health and wellness have been found by Nielsen IQ researchers to be the most powerful consumer force of 2021. In contrast to the unpredictable nature of COVID-19, consumers are being very deliberate with their choices. A survey conducted discovered that consumers emphasize having meaningful and purposeful living, health management, strength and wellness, mental health and stability, happiness, social connections, environmental betterment, balance, and fulfillment. We are witnessing a global movement of health and wellbeing becoming a priority for the public, further emphasized by the recent global COVID-19 pandemic. There is increasing recognition that people need to take charge of their own health, improve their quality of life, use natural products, and balance side effects caused by medicines and treatment30.

The Plant-Based Market Size and Potential:

The plant-based products market is booming with health-conscious consumers spending more on natural products, ranging from nutraceuticals, natural superfoods, beverages, cosmetics to legal cannabis and the evolving market for botanical and plant-derived drugs. The COVID-19 pandemic has left a lasting impression on consumer behavior, particularly in relation to plant-based nutrition and natural immunity boosters31.

●	The nutritional supplements market is expected to reach USD 624.7 billion by 2030[32].
●	The superfoods market is expected to reach USD 287.7 billion by 2027[33].
●	The legal cannabis market is expected to reach USD 70.6 billion by 2028[34].
●	The botanical and plant-derived drug market is expected to reach USD 53 billion by 2026[35].
●	The natural cosmetics market is expected to reach USD 20.8 billion by 2027[36].

29 Research, P., 2022. Health and Wellness Market Size to Hit USD 7,656.7 Bn by 2030. [online] GlobeNewswire News Room.

30 NielsenIQ. 2022. An inside look into the 2021 global consumer health and wellness revolution. [online]

31 Research, P., 2022. Health and Wellness Market Size to Hit USD 7,656.7 Bn by 2030. [online] GlobeNewswire News Room.

32 Research, P., 2022. Health and Wellness Market Size to Hit USD 7,656.7 Bn by 2030. [online] GlobeNewswire News Room.

33 NielsenIQ. 2022. An inside look into the 2021 global consumer health and wellness revolution. [online]

34 Grandviewresearch.com. 2022. Legal Marijuana Market Size Worth $70.6 Billion By 2028. [online]

35 2018-2026, G. and 2018-2026, G., 2022. Botanical and Plant Derivative Drug Market - Global Forecast 2018-2026. [online]

36 Mynewsdesk. 2022. Vegan Cosmetics Market is Growing at 6.9% CAGR, Market Size, Share, Statistics, Cosmetics Industry Trends, Leading Company Profiles, Forecast & Estimations to 2027. [online]

The Global Nutritional Supplements Market

The global nutritional supplements market is expected to reach USD 624.7 billion by 2030 and is expanding growth at a CAGR of 7.1% over the forecast period 2021 to 2030 with plant-based supplements containing natural ingredients and extracts of plants and mushrooms that have a beneficial biological effect37. The global superfoods market is expected to reach USD 214.95 billion by 2027 with superfoods being foods that have a very high nutritional density. This means they provide a substantial amount of nutrients and very few calories. They contain a high volume of minerals, vitamins, and antioxidants.

Growth in the nutritional supplements is driven by growing awareness of health and safety in the traditional pharma, food, and beverage industries as well as higher healthcare costs. Authentic consumption has become a major food and beverage trend as consumers increasingly seek non-artificial and natural ingredients. Products such as ginseng, echinacea, ginkgo biloba, and garlic, the top selling botanical products are considered natural remedies for inflammation and infections. This is further driven by the COVID-19 pandemic, with consumers looking to strengthen the natural immune system. This is also driving growth of vitamins and minerals and moving towards natural colorant-based plant juice products, since they provide better and long-lasting protection from viruses and bacteria. In addition, botanicals and nutritional supplements are widely used by people who suffer from diseases related to weight management, clinical nutrition, digestive health (gut health problems), immunity, diabetes, and cardio fitness, either as treatment or prevention38.

The market demand for Nutritional Supplements is driven by39:

●	Increasing attention to health and prevention by the consumers
●	Greater customization of needs for different segments of the population
●	Increased health care costs and search for alternatives to cure specific problems
●	The growth in demand for supplements is mainly driven by probiotic supplements, Fatty Acids (i.e. fish oils) and protein supplements
●	Herbal/Botanical Supplements usage has emerged as a popular complementary and alternative medicine or supplement to modern medicine
●	Rising consumer awareness regarding the severity of digestive disorders, stimulate the growth of the Enzymes segment.

The Botanical and Plant-derived Drug Market

The global botanical and plant-derivative drug market is anticipated to grow to USD 53 billion by 2026 driven by growing applications in diseases, an FDA botanical approval pathway, technological developments in manufacturing processes and a growing focus and demand for naturally sourced medicines40.

Botanical drugs are derived from natural sources, plants and mushrooms, and are considered to have fewer side-effects as compared to synthetic drugs while showing high efficacy in helping to treat different medical conditions and chronic diseases41.

The important driver for growth in the global botanical and plant-derivative drug market is its growing applications in diseases. Botanical drugs are derivative of medicinal plants and may contain algae and vegetable substances, along with macroscopic fungi. These may assist in the treatment of various diseases, such as central nervous system disorders, infectious diseases, cardiovascular diseases, and respiratory diseases. Botanical and plant derivative drugs are available in various forms, such as pills, tablets, and injections42.

The factors responsible for limited adoption of botanical drugs are regulations with governments across the globe having strict regulations regarding the use and approval of botanical drugs. The use of botanical and plant derivative drugs is currently limited for curing only a few diseases such as central nervous system disorders and respiratory and cardiovascular diseases. We can see some transformation of the regulatory landscape in the US as one of the prime reasons driving the botanical and plant-derived drugs market growth 43.

The Botanical and plant-derivative drug market is primarily driven by the following factors 44

●	Growing applications in diseases
●	Growing FDA approvals
●	Technological development in the manufacturing process
●	Rising demand for traditional medicines
●	Growing focus on natural source medicines

The Global Cannabis Market

The global legal cannabis market size is expected to reach USD 70.6 billion by 2028 driven mainly by increased legalization of cannabis for medical and adult-use and the growing adoption of these products for the treatment of chronic diseases45.

There are currently over 200 million cannabis users worldwide and an increased interest in cannabis as a medicine in recent years46. Cannabis was approved for medical use showing benefit in serious medical conditions including cancer, multiple sclerosis, Parkinson’s, epilepsy, chronic pain, post trauma, and more. Research indicates that some medical cannabis users experience side effects during their cannabis treatment, which may cause them to discontinue treatment despite good clinical outcomes achieved with the cannabis treatment 47.

The Global Natural Cosmetics Market

The global natural cosmetics market is projected to reach USD 24.26 billion by 2027 driven mainly by increasing demand for harmful chemical-free cosmetics, rising awareness against the use of animal derivatives and growing social media movements endorsing naturally derived products48.

The cosmetic and personal care segment of botanicals is also on the rise with companies increasingly discovering novel herbal ingredients as consumers are seeking more natural products with ingredients that are of plant origin: extracts or oils obtained from raw plant materials. Natural cosmetics are cosmetics that have ingredients of plant origin. The absence of chemical compounds and animal-by products are specifically suited to sensitive skin people. The natural cosmetic products are biodegradable and environmentally friendly. Many companies in the field focus on the production of natural cosmetics that are cruelty-free as these products have increasing demand49.

37 Research, P., 2022. Nutritional Supplements Market to Hit US$ 624.7 Billion by 2030. [online] GlobeNewswire News Room.

38 PwC “Vitamins and Dietary Supplements Market Overview Report, https://www.pwc.com/it/it/publications/assets/docs/Vitamins-Dietary-Supplements-Market-Overview.pdf

39 PwC “Vitamins and Dietary Supplements Market Overview Report, https://www.pwc.com/it/it/publications/assets/docs/Vitamins-Dietary-Supplements-Market-Overview.pdf

40 2018-2026, G. and 2018-2026, G., 2022. Botanical and Plant Derivative Drug Market - Global Forecast 2018-2026. [online] Inkwood Research.

41 2018-2026, G. and 2018-2026, G., 2022. Botanical and Plant Derivative Drug Market - Global Forecast 2018-2026. [online] Inkwood Research.

42 Sciences, L. and Discovery, D., 2022. Global Botanical and Plant-Derived Drugs Market 2022-2026. [online] Marketresearch.com.

43 Sciences, L. and Discovery, D., 2022. Global Botanical and Plant-Derived Drugs Market 2022-2026. [online] Marketresearch.com.

44 2018-2026, G. and 2018-2026, G., 2022. Botanical and Plant Derivative Drug Market - Global Forecast 2018-2026. [online] Inkwood Research.

45 Research, P., 2022. Health and Wellness Market Size to Hit USD 7,656.7 Bn by 2030. [online] GlobeNewswire News Room.

46 Statista. 2022. Cannabis users worldwide number by region 2011-2019 | Statista.

47 2017. The Health Effects of Cannabis and Cannabinoids.

48 Mynewsdesk. 2022. Vegan Cosmetics Market is Growing at 6.9% CAGR, Market Size, Share, Statistics, Cosmetics Industry Trends, Leading Company Profiles, Forecast & Estimations to 2027. [online]

49 Mynewsdesk. 2022. Vegan Cosmetics Market is Growing at 6.9% CAGR, Market Size, Share, Statistics, Cosmetics Industry Trends, Leading Company Profiles, Forecast & Estimations to 2027.

Employees

We currently engage 18 employees and service providers, working in various fields of management, research and development, product management, marketing and regulatory advice. Most of our activities are done with external consultants and professional companies that provide us the required services.

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

Corporate and Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports are available free of charge though our website (http://wwwcitrine-global.com) as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). Except as otherwise stated in these documents, the information contained on our website or available by hyperlink from our website is not incorporated by reference into this report or any other documents we file, with or furnish to, the SEC.

Our common stock is listed and traded on the Over-the-counter market OTCQB under the symbol “CTGL.”

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

Risks to Financial position

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have a limited operating history. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We have not generated revenues and there can be no assurance that we will ever generate revenues and, even if we did, there is no guarantee that we will be profitable. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

We expect to incur losses for the foreseeable future as we continue the implementation of our business plan. If we fail to generate revenue and eventually become profitable, or if we are unable to fund our continuing losses, our shareholders could lose all or a substantial part of their investment.

We will need substantial additional funding to implement our business plan & operations, including building the Green Vision Center, which could result in significant dilution or restrictions on our business activities. We may not be able to raise capital when needed, if at all, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts and curtail our operations

Our operations have consumed substantial amounts of cash since inception. We expect to need substantial additional funding to pursue the clinical development of our drug candidates and launch and commercialize any drug candidates for which we receive regulatory approval.

We raised gross proceeds to us of $1.7 million in loans from affiliated entities. All of these loans will come due in July 2023. We require additional capital for the further development and commercialization of our product lines and may need to raise additional funds sooner if we choose to and are able to expand more rapidly than we currently anticipate.

We will also need significant funds to complete our planned 60,000 square foot Green Vision Center in Southern Israel. Under the agreement with the Israel Lands Authority, our subsidiary Cannovation Ltd. committed to build and develop the Green Vision Center in accordance with the time frames, terms and conditions of the agreement. Typically, the initial time frame for completing the development is four (4) years, subject to extensions that the ILA may approve. Upon completion of the development within the time frames and other requirements specified in the Agreement, then Cannovation Ltd. will be entitled subject to Israeli law to long term lease agreement (49 years) to the Land (equivalent to ownership rights as most of the land in Israel is government owned and when marketed usually the developers are granted with development/long lease rights).

Accordingly, we expect our expenses to increase in connection with our ongoing activities.

To date, we have financed our operations through a mix of debt and grant funding, and we expect to continue to utilize such means of financing for the foreseeable future. Additional funding from those or other sources may not be available when or in the amounts needed, on acceptable terms, or at all.

If we raise capital through the sale of equity, or securities convertible into equity, it would result in dilution to our then existing stockholders, which could be significant depending on the price at which we may be able to sell our securities.

If we raise additional capital through the incurrence of indebtedness, we may become subject to covenants restricting our business activities, and holders of debt instruments may have rights and privileges senior to those of our equity investors. In addition, servicing the interest and principal repayment obligations under debt facilities could divert funds that would otherwise be available to support research and development or commercialization activities.

If we are unable to raise capital when needed on commercially reasonable terms, we could be forced to delay, reduce or eliminate our research and development for our product candidates or any future commercialization efforts or ultimately cease operations. Any of these events could significantly harm our business, financial condition and prospects.

Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never achieve, we expect to finance our cash needs primarily through public or private equity offerings, debt financings or through the establishment of possible strategic alliances. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are not able to secure additional equity funding when needed, we may have to delay, reduce the scope of, or eliminate one or more of our clinical studies, development programs or future commercialization initiatives.

In addition, any additional equity funding that we do obtain will dilute the ownership held by our existing security holders. The amount of this dilution may be substantially increased if the trading price of our common stock is lower at the time of any financing. Regardless, the economic dilution to shareholders will be significant if our stock price does not increase significantly, or if the effective price of any sale is below the price paid by a particular shareholder. Any debt financing that we obtain in the future could involve substantial restrictions on activities and creditors could seek a pledge of some or all of our assets. We have not identified potential sources for such financing that we will require, and we do not have commitments from any third parties to provide any future debt financing. If we fail to obtain funding as needed, we may be forced to cease or scale back operations, and our results, financial condition and stock price would be adversely affected.

We may never achieve profitability.

We are unable to accurately predict the timing or amount of future revenue or expenses or when, or if, we will be able to achieve profitability. We have financed our operations primarily through issuance and sale of equity and equity linked securities. The size of our future net losses will depend, in part, on the rate of growth or contraction of our expenses and the level and rate of growth, if any, of our revenues. We expect to continue to expend substantial financial and other resources on, among other things:

●	sales and marketing, including expanding our indirect sales organization and marketing programs;
●	planning and conducting clinical trials to obtain regulatory approval/clearance for the commercialization of our products;
●	expansion of our operations and infrastructure, both domestically and internationally; and
●	general administration, including legal, accounting and other expenses related to being a public company.

If we are unable to successfully commercialize our products or if revenue from any of our products that receives marketing approval is insufficient, we will not achieve profitability. Furthermore, even if we successfully commercialize our products, our planned investments may not result in increased revenue or growth of our business. We may not be able to generate net revenues sufficient to offset our expected cost increases and planned investments in our business. As a result, we may incur significant losses for the foreseeable future, and may not be able to achieve and sustain profitability. If we fail to achieve and sustain profitability, then we may not be able to achieve our business plan, fund our business or continue as a going concern.

Our quarterly results may fluctuate significantly and period-to-period comparisons of our results may not be meaningful.

Our quarterly results, including the levels of future revenue, if any, our operating expenses and other costs, and our operating margins, may fluctuate significantly in the future, and period-to-period comparisons of our results may not be meaningful. This may be especially true to the extent that we do not successfully establish our business model. Accordingly, the results of any one period should not be relied upon as an indication of our future performance. In addition, our quarterly results may not fully reflect the underlying performance of our business. Factors that may cause fluctuations in our quarterly results include, but are not limited to:

●	the timing of regulatory commercial sale approvals for our products in various stages of development;
●	our ability to successfully establish our business model;
●	our ability to attract and retain distribution networks, customers and to expand our business;
●	enacted or pending legislation effecting our industry;
●	changes in our pricing policies or those of our competitors;
●	the timing of our recognition of revenue and the mix of our revenues during the period;
●	the amount and timing of operating expenses and other costs related to the maintenance and expansion of our business, infrastructure and operations;
●	the amount and timing of operating expenses and other costs related to the development or acquisition of businesses, services, technologies or intellectual property rights;
●	the timing and costs associated with legal or regulatory actions;
●	changes in the competitive dynamics of our industry, including consolidation among competitors or customers;
●	loss of our executive officers or other key employees;)
●	industry conditions and trends that are specific to the vertical markets in which we sell or intend to sell our devices; and
●	general economic and market conditions.

Fluctuations in quarterly results may negatively impact the value of our common stock, regardless of whether they impact or reflect the overall performance of our business. If our quarterly results fall below the expectations of investors or any securities analysts who follow our shares, or below any guidance we may provide, the price of our ordinary shares could decline substantially.

Currency exchange rate fluctuations affect our results of operations, as reported in our financial statements.

We incur expenses in U.S. dollars and in NIS but our functional currency is the U.S. dollar However, a significant portion of our headcount related expenses, consisting principally of salaries and related personnel expenses as well as and R&D consulting services, leases and certain other operating expenses, are denominated in NIS. This foreign currency exposure gives rise to market risk associated with exchange rate movements of the U.S. dollar against the NIS. Furthermore, we anticipate that a material portion of our expenses will continue to be denominated in NIS.

In addition, increased international sales in the future may result in greater foreign currency denominated sales, increasing our foreign currency risk. If we are not able to successfully hedge against the risks associated with currency fluctuations, our financial condition and results of operations could be adversely affected. which could adversely affect our financial condition and results of operations

Risks Related to Our Business and Industry and Regulatory Process

Our failure to manage growth effectively could impair our business.

Our business strategy envisions a period of rapid growth that may put a strain on our administrative and operational resources and funding requirements. Our ability to effectively manage growth will require us to continue to expand the capabilities of our operational and management systems and to attract, train, manage, and retain qualified personnel. There can be no assurance that we will be able to do so, particularly if losses continue and we are unable to obtain sufficient financing. If we are unable to successfully manage growth, our business, prospects, financial condition, and results of operations could be adversely affected.

Our plans are dependent upon key individuals and the ability to attract qualified personnel.

In order to execute our business plan, we will be dependent on Ora Meir Soffer, our Chief Executive Officer and Director. The loss of Ms. Meir Soffer could have a material adverse effect upon our business prospects. Moreover, our success continues to depend to a significant extent on our ability to identify, attract, hire, train and retain qualified professional, creative, technical and managerial personnel.

Competition for such personnel is intense, and there can be no assurance that we will be successful in identifying, attracting, hiring, training, and retaining such personnel in the future. If we are unable to hire, assimilate and retain qualified personnel in the future, our business, operating results, and financial condition could be materially adversely effected. We may also depend on third party contractors and other partners to assist with the execution of our business plan. There can be no assurance that we will be successful in either attracting and retaining qualified personnel, or creating arrangements with such third parties. The failure to succeed in these endeavors would have a material adverse effect on our ability to consummate our business plans.

Failure in the Company’s information technology systems, including by cybersecurity attacks or other data security incidents, could significantly disrupt its operations.

Our operations depend, in part, on the continued performance of our information technology systems. Our information technology systems are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptions. Failure of our information technology systems could adversely affect our business, profitability, and financial condition. Although we have information technology security systems, a successful cybersecurity attack or other data security incident could result in the misappropriation and/or loss of confidential or personal information, create system interruptions, or deploy malicious software that attacks the Company’s systems. It is possible that a cybersecurity attack might not be noticed for some period. The occurrence of a cybersecurity attack or incident could result in business interruptions from the disruption of the Company’s information technology systems, or negative publicity resulting in reputational damage with its shareholders and other stakeholders and/or increased costs to prevent, respond to or mitigate cybersecurity events. In addition, the unauthorized dissemination of sensitive personal information or proprietary or confidential information could expose the Company or other third parties to regulatory fines or penalties, litigation, and potential liability, or otherwise harm its business.

We may grow through mergers or acquisitions, which strategy may not be successful or, if successful, may produce risks in successfully integrating and managing the merged companies or acquisition and may dilute our stockholders.

As part of our growth strategy, we may pursue mergers and acquisitions of entities and/or assets that we believe will have synergistic and/or other value to us. We currently have no agreements or understandings to merge with or acquire any entity and/or assets, and may not find suitable merger or acquisition opportunities. Mergers and acquisitions involve numerous risks, any of which could harm our business, including, without limitation:

● difficulties in integrating the operations, technologies, existing contracts, accounting processes and personnel of the target and realizing the anticipated synergies of the combined businesses;

● difficulties in supporting and transitioning customers of the target company;

● diversion of financial and management resources from existing operations;

● the price we pay or other resources that we devote may exceed the value we realize, or the value we could have realized if we had allocated the purchase price or other resources to another opportunity;

● entering new markets or areas in which we have limited or no experience;

● potential loss of key associates and customers from either our business or the target’s business;

● assumption of unanticipated problems or latent liabilities of the target; and

● the inability to generate sufficient revenue to offset acquisition costs.

Mergers and acquisitions also frequently result in the recording of goodwill and other intangible assets, which are subject to potential impairments in the future and that could harm our financial results. In addition, if we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted, which could affect the market price of our common shares. As a result, if we fail to properly evaluate mergers, acquisitions or investments, we may not achieve the anticipated benefits of any such merger or acquisition, and we may incur costs in excess of what we anticipate. The failure to successfully evaluate and execute mergers, acquisitions or investments or otherwise adequately address these risks could materially harm our business, financial condition and results of operations.

We may be subject to product liability claims which may have a material adverse effect on our business.

Through our subsidiary Cannovation Center Israel, we manufacture and distribute the ‘Green Side by Side’ product line containing natural and herbal formulas based on researched and science-based plants, herbal extracts, mushrooms and other natural ingredients. As a manufacturer and distributor of products designed to be ingested by humans, we face an inherent risk of exposure to product liability claims, regulatory action and litigation if our products are alleged to have caused significant loss or injury. In addition, the manufacture and sale of cannabis products involve the risk of injury to consumers due to tampering by unauthorized third parties or product contamination. Previously unknown adverse reactions resulting from human consumption of cannabis products alone or in combination with other medications or substances could occur. We may be subject to various product liability claims, including, among others, that the products produced by us caused injury or illness, include inadequate instructions for use or include inadequate warnings concerning possible side effects or interactions with other substances. A product liability claim or regulatory action against us could result in increased costs, could adversely affect our reputation with our clients and consumers generally, and could have a material adverse effect on the business, financial condition and operating results of the Company. There can be no assurances that we will be able to obtain or maintain product liability insurance on acceptable terms or with adequate coverage against potential liabilities. Such insurance is expensive and may not be available in the future on acceptable terms, or at all. The inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of products.

Product recalls may also harm our reputation

Manufacturers and distributors of products are sometimes subject to the recall or return of their products for a variety of reasons, including product defects, such as contamination, unintended harmful side effects or interactions with other substances, packaging safety and inadequate or inaccurate labeling disclosure. If any of our products are recalled due to an alleged product defect or for any other reason, we could be required to incur the unexpected expense of the recall and any legal proceedings that might arise in connection with the recall. We may lose a significant amount of sales and may not be able to replace those sales at an acceptable margin or at all. In addition, a product recall may require significant management attention. Although we have detailed procedures in place for testing finished products, there can be no assurance that any quality, potency or contamination problems will be detected in time to avoid unforeseen product recalls, regulatory action or lawsuits. Additionally, if one of the products produced by the Company were subject to recall, the image of that product and the Company could be harmed. A recall for any of the foregoing reasons could lead to decreased demand for products produced by the Company and could have a material adverse effect on the results of operations and financial condition of the Company. Additionally, product recalls may lead to increased scrutiny of the operations of the Company by the U.S. Food and Drug Administration or other regulatory agencies, requiring further management attention and potential legal fees and other expenses.

Our Officers and Directors may be subject to conflict of interest

The Company may be subject to various potential conflicts of interest because of the fact that some of its officers and directors may be engaged in a range of business activities. In addition, the Company’s executive officers and directors may devote time to their outside business interests, so long as such activities do not materially or adversely interfere with their duties to the Company. In some cases, the Company’s executive officers and directors may have fiduciary obligations associated with these business interests that interfere with their ability to devote time to the Company’s business and affairs and that could adversely affect the Company’s operations. These business interests could require significant time and attention of the Company’s executive officers and directors.

In addition, the Company may also become involved in other transactions which conflict with the interests of certain directors and the officers who may from time to time deal with persons, firms, institutions or companies with which the Company may be dealing, or which may be seeking investments similar to those desired by it. The interests of these persons could conflict with those of the Company. In addition, from time to time, these persons may be competing with the Company for available investment opportunities. Conflicts of interest, if any, will be subject to the procedures and remedies provided under applicable laws. In particular, in the event that such a conflict of interest arises at a meeting of the Company’s directors, a director who has such a conflict will abstain from voting for or against the approval of such participation or such terms. In accordance with applicable laws, the directors of the Company are required to act honestly, in good faith and in the best interests of the Company.

We face significant competition in the market.

There is potential that we will face intense competition from other companies, some of which can be expected to have more financial resources and manufacturing and marketing experience than the Company. Increased competition by larger and better financed competitors could materially and adversely affect the business, financial condition and results of operations of the Company.

We may not be able to obtain adequate insurance coverage and in the case of liability the lack of adequate insurance may have a material adverse effect on our business.

We have insurance to protect our assets, operations and employees. While we believe our insurance coverage addresses all material risks to which the Company may be exposed and is adequate and customary in its current state of operations, such insurance is subject to coverage limits and exclusions and may not be available for the risks and hazards to which the Company is exposed. In addition, no assurance can be given that such insurance will be adequate to cover the Company’s liabilities or will be generally available in the future or, if available, that premiums will be commercially justifiable. If the Company were to incur substantial liability and such damages were not covered by insurance or were in excess of policy limits, or if the Company were to incur such liability at a time when it is not able to obtain liability insurance, its business, results of operations and financial condition could be materially adversely affected.

Epidemics, such as the COVID-19 pandemic, or natural disasters, terrorist attacks or acts of war may harm our business.

Epidemics, natural disasters, terrorist attacks or acts of war may cause damage or disruption to us, our employees, our facilities, and our customers, and may negatively impact our revenues, results of operations and financial condition in ways that we currently cannot predict.

Failure of new products to gain market acceptance could harm our revenues.

An important aspect of our competitive edge is our ability to develop new products. If we fail to introduce new products on a timely basis and if the new products fail to gain market acceptance or become restricted by regulatory requirements, or have quality problems, we will face adverse results. Factors that could affect our ability to continue launching new products include, among others, limited capital and human resources, government regulations, proprietary protections of competitors and failure to anticipate changes in the market.

We rely on third party to manufacturers to supply our products on a timely basis.

Our products are manufactured by a third-party company, and we have no assurance that our current manufacturer will continue to supply products on a timely basis and according to needed quality and regulatory requirements. Our third-party manufacturer may experience delays in sourcing product ingredients or components on a timely basis, which would result in delays. Operational and liquidity issues of the manufacturer may adversely influence our results. In the case our manufacturer faces any problems or is unable to continue, we will be required to identify and obtain an acceptable replacement.

Research and development and product obsolescence may impair our ability to compete in our target market.

Rapidly changing markets, technology, emerging industry standards and frequent introduction of new products characterize our business. The introduction of new products embodying new technologies, including new manufacturing processes, and the emergence of new industry standards may render our planned product offerings obsolete, less competitive or less marketable. The process of developing our planned products is complex and requires significant continuing costs, development efforts and third party commitments The Company’s failure to develop new technologies and products and the obsolescence of existing technologies could adversely affect our business, financial condition and operating results. The Company’s success will depend, in part, on its ability to continue to enhance its existing technologies, develop new technology that addresses the increasing sophistication and varied needs of the market, and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. The development of the Company’s proprietary technology entails significant technical and business risks. The Company may not be successful in using its new technologies or exploiting its niche markets effectively or adapting its businesses to evolving customer or medical requirements or preferences or emerging industry standards.

It may be difficult to enforce a judgment of a U.S. court against us and our executive officers and directors and the Israeli experts named in this prospectus in Israel or the United States, to assert U.S. securities laws claims in Israel or to serve process on our executive officers and directors and these experts.

While we were incorporated in Delaware, substantially all of our executive officers and directors reside outside of the United States, and all of our assets and most of the assets of these persons are located outside of the United States. Therefore, a judgment obtained against us, or any of these persons, including a judgment based on the civil liability provisions of the U.S. federal securities laws, may not be collectible in the United States and may not be enforced by an Israeli court. It also may be difficult to effect service of process on these persons in the United States or to assert U.S. securities law claims in original actions instituted in Israel. Additionally, it may be difficult for an investor, or any other person or entity, to initiate an action with respect to U.S. securities laws in Israel. Israeli courts may refuse to hear a claim based on an alleged violation of U.S. securities laws reasoning that Israel is not the most appropriate forum in which to bring such a claim. In addition, even if an Israeli court agrees to hear a claim, it may determine that Israeli law and not U.S. law is applicable to the claim. If U.S. law is found to be applicable, the content of applicable U.S. law must be proven as a fact by expert witnesses, which can be a time consuming and costly process. Certain matters of procedure will also be governed by Israeli law. There is little binding case law in Israel that addresses the matters described above. As a result of the difficulty associated with enforcing a judgment against us in Israel, investors may not be able to collect any damages awarded by either a U.S. or foreign court.

The continuing prevalence of the COVID-19 pandemic may adversely affect our operations and our capital raising efforts.

In late 2019, a novel strain of Coronavirus, also known as COVID-19, was reported in Wuhan, China. While initially the outbreak was largely concentrated in China, it has now spread globally. Many countries around the world, have significant governmental measures implemented to control the spread of the virus, including temporary closure of businesses, severe restrictions on travel and the movement of people, limited access to nursing homes, hospitals and other medical institutes and other material limitations on the conduct of business. These measures have resulted in work stoppages and other disruptions. Our research and development activities, sales and marketing efforts, as well as our ability to perform clinical trials (if needed) depend, in part, on attendance at in-person meetings, industry conferences and other events, facility visiting, and as a result some of our sales and marketing activities may be halted.

The extent to which the coronavirus impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak, and the actions that may be required to contain the coronavirus or treat its impact. In particular, the continued spread of the coronavirus globally, could have a material adverse impact on our operations and workforce, including our marketing and sales activities and ability to raise additional capital, and our ability to perform clinical trials, which in turn could have a material adverse impact on our business, financial condition and results of operation.

We intend to rely on third parties to conduct clinical trials (if needed). If these third parties do not meet our deadlines or otherwise conduct the trials as required, our clinical trials programs could be delayed or unsuccessful and we may not be able to obtain regulatory approval for or commercialize our product candidates when expected or at all.

We may conduct clinical studies on our Green Side by Side product line. We do not have the ability to conduct all aspects of our clinical trials ourselves. We intend to use Contract Research Organizations (CROs) to conduct clinical trials that we may be required to conduct and will rely upon medical institutions, clinical investigators and CRO’s and consultants to conduct these trials in accordance with our clinical protocols. Our future CROs, investigators and other third parties play a significant role in the conduct of these trials and the subsequent collection and analysis of data from the clinical trials.

There is no guarantee that any CROs, investigators and other third parties upon which we rely for administration and conduct of clinical trials will devote adequate time and resources to such trials or perform as contractually required. If any of these third parties fail to meet expected deadlines, fail to adhere to our clinical protocols or otherwise perform in a substandard manner, our clinical trials may be extended, delayed or terminated. If any of these clinical trial sites terminate for any reason, we may experience the loss of follow-up information on patients enrolled in our ongoing clinical trials unless we are able to transfer the care of those patients to another qualified clinical trial site. In addition, principal investigators for any clinical trials we conduct may serve as scientific advisors or consultants to us from time to time and receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, the integrity of the data generated at the applicable clinical trial site may be jeopardized.

Regulation of the Wellness, Botanicals, Cannabis and Pharma Industry

The Green Vision Center activities are subject to different rules and regulations pertaining to the center activity and different products categories, such as manufacturing nutritional supplements, manufacturing pharma products, manufacturing cannabis products, operating laboratories, and more. The company cannot predict the time required to secure all appropriate regulatory approvals or the extent of testing and documentation that may be required by governmental authorities. Any delays in obtaining, or failure to obtain regulatory approvals would significantly delay the development of markets and products and could have a material adverse effect on the business, results of operations and financial condition of the Company.

Results of clinical studies are unpredictive.

We may suffer significant setbacks in our clinical studies, and we cannot be certain nor predict such setbacks. This may result from the fact that clinical data may be susceptible to varying interpretations and analyses, some products may perform in clinical trials but fail regulatory approval. This may lead to prolonged development time and adverse effect on commercialization.

We may fail to implement strategic alliances

Cyber-attacks or other privacy or data security incidents may result in unintentional dissemination of protected personal information or proprietary or confidential information and result in loss of revenue and increased costs, exposure to liability lawsuits, reputational harm and adverse consequences.

Risks Related to our Intellectual Property

If we are unable to obtain and maintain intellectual property protection for our product offerings, or if the scope of the intellectual property protection we obtain is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products may be impaired.

Our ability to compete successfully will depend in part on our ability to obtain and enforce patent protection for our products, preserve our trade secrets and operate without infringing the proprietary rights of third parties. Filing, prosecuting, and defending patents on our products and other technologies in all countries throughout the world would be prohibitively expensive and time-consuming, and the laws of some foreign countries may not protect our rights to the same extent as the laws of the United States. We may not be able to file, prosecute, maintain, enforce, or license all necessary or desirable patents or patent applications at a reasonable cost or in a timely manner, or in all jurisdictions, or at all, or may choose not to do any of the foregoing.

In October 2021 we filed a provisional patent application on certain aspects of our green product line and this provisional patent application, or any future provisional patent application on certain aspects of our products, may not be eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of the filing date of the applicable provisional patent application. In cases where we have not obtained, or decided not to obtain, patent protection for certain of our inventions, we may not be able to prevent third parties from practicing our inventions or from selling or importing products made using our inventions in and into the United States or other jurisdictions.

Moreover, while we have applied for a patent that protect aspects of our products in the United States, we cannot assure that our intellectual property position, will not be challenged or that all patents for which we have applied will be issued on a timely basis or at all, or that such patents will protect our technology, in whole or in part, or be issued in a form that will provide us with meaningful protection, prevent competitors from competing with us, or otherwise provide us with any competitive advantage. Although patents are presumed valid and enforceable upon issuance, a patent may be challenged as to its inventorship, scope, validity, or enforceability, and certain of our owned or exclusively in-licensed patents have been, and others in the future may be, challenged in the courts or patent offices in the United States and abroad. Our competitors may be able to circumvent our owned patents by developing similar or alternative solutions in a non-infringing manner. Competitors could also set up laboratories outside the countries in which we have filed patent applications in order to compete without infringing upon our intellectual property, even if they process samples from countries in which we do have patent protection. In addition, to the extent we have granted, or may grant in the future, licenses or sublicenses of our intellectual property rights to third parties, we cannot provide any assurance that such intellectual property rights will not be used by those third parties in a manner that could compete with our business or otherwise negatively impact any competitive advantage provided by such intellectual property rights.

Patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the invention claimed in our pending patent application, or that we were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights are uncertain. Given the amount of time required for the development, testing, and regulatory review of new products, patents protecting such products might expire before or shortly after such products are commercialized. As a result, any patent portfolio we develop may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

We may be sued by third parties for alleged infringement of their proprietary rights, which could adversely affect our business, results of operations and financial condition.

There is often litigation between competing companies relying on their respective technologies based on allegations of infringement or other violations of intellectual property rights. Our future success depends, in part, on not infringing the intellectual property rights of others. We may be unaware of the intellectual property rights of others that may cover some or all of our technology. Any such claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering some portion of our products, or require that we comply with other unfavorable terms. We may also be obligated to indemnify our customers or channel partners in connection with any such litigation and to obtain licenses or modify our products, which could further exhaust our resources. Patent infringement, trademark infringement, trade secret misappropriation and other intellectual property claims and proceedings brought against us, whether successful or not, could harm our brand, business, results of operations and financial condition. Litigation is inherently uncertain, and any judgment or injunctive relief entered against us or any adverse settlement could negatively affect our business, results of operations and financial condition. In addition, litigation can involve significant management time and attention and be expensive, regardless of the outcome. During the course of litigation, there may be announcements of the results of hearings and motions and other interim developments related to the litigation. If securities analysts or investors regard these announcements as negative, the trading price of our ordinary shares may decline.

We may become involved in lawsuits to protect or enforce our patents, which could be expensive, time consuming and unsuccessful.

If we attempt enforcement of our patents or other intellectual property rights, we may be subject or party to claims, negotiations or complex, protracted litigation. These claims and any resulting lawsuits, if resolved adversely to us, could subject us to significant liability for damages, impose temporary or permanent injunctions against our solutions or business operations, or invalidate or render unenforceable our intellectual property.

Intellectual property disputes and litigation, regardless of merit, can be costly and disruptive to our business operations by diverting attention and energies of management and key technical personnel, and by increasing our costs of doing business. Such litigation, regardless of its success, could seriously harm our reputation with our channel partners, business partners and patients and in the industry at large. Some of our competitors may be able to sustain the costs of complex patent or intellectual property litigation more effectively than we can because they have substantially greater resources. Any of the foregoing could adversely affect our operating results.

Risks Relating to Our Israel Operations

Our development efforts are headquartered in Israel and, therefore, our results may be adversely affected by economic restrictions imposed on, and political and military instability in, Israel.

Our development headquarters, which houses substantially all of our research and development team, including engineers, machinists, researchers, and clinical and regulatory personnel as well as the facility of our contract manufacturer and final assembly are located in Israel. Our employees, service providers, directors and officers are residents of Israel. Accordingly, political, economic and military conditions in Israel and the surrounding region may directly affect our business. Any hostilities involving Israel or the interruption or curtailment of trade within Israel or between Israel and its trading partners could materially and adversely affect our business, financial condition and results of operations and could make it more difficult for us to raise capital. Although we plan to maintain inventory in the United States and Germany, an extended interruption could materially and adversely affect our business, financial condition and results of operations.

Recent political uprisings, social unrest and violence in various countries in the Middle East and North Africa, including Israel’s neighbors Egypt and Syria, are affecting the political stability of those countries. This instability may lead to deterioration of the political relationships that exist between Israel and these countries and has raised concerns regarding security in the region and the potential for armed conflict. Our commercial insurance does not cover losses that may occur as a result of an event associated with the security situation in the Middle East. Any losses or damages incurred by us could have a material adverse effect on our business. In addition, Iran has threatened to attack Israel and is widely believed to be developing nuclear weapons. Iran is also believed to have a strong influence among parties hostile to Israel in areas that neighbor Israel, such as the Syrian government, Hamas in Gaza and Hezbollah in Lebanon. Any armed conflicts, terrorist activities or political instability in the region could materially and adversely affect our business, financial condition and results of operations.

Our operations and the operations of our contract manufacturer may be disrupted as a result of the obligation of Israeli citizens to perform military service.

Many Israeli citizens are obligated to perform one month, and in some cases more, of annual military reserve duty until they reach the age of 45 (or older, for reservists with certain occupations) and, in the event of a military conflict, may be called to active duty. In response to terrorist activity, there have been periods of significant call-ups of military reservists. It is possible that there will be additional military reserve duty call-ups in the future in connection with this conflict or otherwise. Some of our employees, consultants and employees of the manufacturer of our products, are required to perform annual military reserve duty in Israel and may be called to active duty at any time under emergency circumstances. Our operations and the operations of our manufacturer could be disrupted by such call-ups.

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

Risks Related Ownership of Our Securities

A certain group of the Company’s stockholders may exert significant influence over its affairs, including the outcome of matters requiring stockholder approval.

Currently, a certain group of stockholders, including Ora Elharar Soffer (directly and through Beezz Home Technologies Ltd and Citrine S A L Investment & Holdings Ltd) and others, collectively own a majority of the issued and outstanding shares of the Company. As a result, such individuals will have the ability, acting together, to control the election of the Company’s directors and the outcome of corporate actions requiring stockholder approval, such as: (i) a merger or a sale of the Company, (ii) a sale of all or substantially all of its assets, and (iii) amendments to its certificate of incorporation and bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to the Company’s other stockholders and be disadvantageous to the Company’s stockholders with interests different from those individuals. Certain of these individuals also have significant control over the Company’s business, policies and affairs as officers or directors of the Company. Therefore, investors should not invest in reliance on their ability to have any control over the Company.

Our executive officers, directors and current beneficial owners of 5% or more of our common stock and their respective affiliates, in the aggregate, beneficially own approximately 83% of our outstanding common stock as of October, 2021, and as of the date of this filing. As a result, these persons, acting together, would be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation, sale of all or substantially all of our assets, or other significant corporate transactions.

You may experience future dilution as a result of future equity offerings.

Our Amended and Restated Articles of Incorporation authorize the issuance of a maximum 1,500,000 shares of common stock. Any additional financings effected by us may result in the issuance of additional securities without stockholder approval and the substantial dilution in the percentage of common stock held by our then existing stockholders. In addition, we have reserved 90,000,000 shares of common stock for issuance pursuant to future awards under the 2018 Equity Incentive Plan. The issuance of such additional shares of common stock, or securities convertible or exchangeable into common stock, may cause the price of our common stock to decline. Additionally, if all or a substantial portion of these shares are resold into the public markets then the trading price of our common stock may decline.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

We currently do not have and may never obtain research coverage by securities analysts.  If no securities analysts commence coverage of our company, or if industry analysts cease coverage of our company, the trading price for our stock could be materially and adversely impacted. In the event we obtain securities analyst coverage, if one or more of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price may be materially and adversely impacted. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

If the price of our common stock fluctuates significantly, your investment could lose value.

Our common stock is quoted on the OTCQB, under the symbol “CTGL,” and, to date, has traded on a limited basis. We have applied to list our common stock on Nasdaq under the symbol “CTGL.” We cannot assure you that an active public market will continue for our common stock. If an active public market for our common stock does not continue, the trading price and liquidity of our common stock will be materially and adversely affected. If there is a thin trading market or “float” for our stock, the market price for our common stock may fluctuate significantly more than the stock market as a whole. Without a large float, our common stock would be less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile. In addition, in the absence of an active public trading market, investors may be unable to liquidate their investment in us. Furthermore, the stock market is subject to significant price and volume fluctuations, and the price of our common stock could fluctuate widely in response to several factors, including, but not limited to:

●	our quarterly or annual operating results;

●	changes in our earnings estimates or the failure to accurately forecast and appropriately plan our expenses;

●	failure to achieve our growth expectations;

●	failure to attract new customers or retain existing customers;

●	the effect of increased or variable competition on our business;

●	additions or departures of key or qualified personnel;

●	failure to adequately protect our intellectual property;

●	costs associated with defending claims, including intellectual property infringement claims and related judgments or settlements;

●	changes in governmental or other regulations affecting our business;

●	our compliance with governmental or other regulations affecting our business; and

●	changes in global or regional industry, general market, or economic conditions.

The stock market has experienced extreme price and volume fluctuations in recent years that have significantly affected the quoted prices of the securities of many companies, including companies in our industry. The changes may not be possible to predict and often appear to occur without regard to specific operating performance. The price of our common stock could fluctuate based upon factors that have little or nothing to do with our company and these fluctuations could materially reduce our stock price.

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

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid cash dividends on our capital stock nor are we under any obligation to declare or pay such cash dividends. We currently intend to retain any future earnings to fund our operations and the development and growth of our business, and we do not expect to declare or pay any dividends in the foreseeable future. Our future ability to pay cash dividends on our capital stock may be limited by any future debt instruments or preferred securities. As a result, investors may only receive a return on their investment in our common stock if the market price of our common stock increases to a price above the price paid for them and then sell such shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive office is at 4 Haogen Street, Israel. The offices consist of approximately 100 square meters, under an agreement for office space and services that expires on August 30, 2022. We are paying for the office space and services a monthly rent of NIS 16,380 (approximately, $5,460).

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

Holders of our Common Stock

As of March 31, 2022, the Company had 110 registered stockholders holding 942,568,006 shares of common stock.

Dividends

Since the Company’s inception, it has not declared nor paid any cash dividends on its capital stock and the Company does not anticipate paying any cash dividends in the foreseeable future. Its current policy is to retain any earnings in order to finance its operations. Its Board of directors will determine future declarations and payments dividends, if any, in light of the then-current conditions it deems relevant and in accordance with applicable corporate law.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain aggregate information with respect to the Company’s shares of common stock that as of December 31, 2021 were issuable under its equity compensation plans in effect as of December 31, 2020. During the first quarter of 2020, in connection with the Citrine Global Transaction, all options to purchase shares of the Company were waived and cancelled.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column) (3)
Equity compensation plans approved by security holders	23,582,200	$0.05	23,582,200

Equity compensation plans not approved by security holders	___	___	___

Total	23,582,200	$0.05	23,582,200

(1)	Represents shares of common stock issuable under our 2017 and 2018 Employee Incentive Plan and upon exercise of outstanding options to purchase 23,582,200 shares of common stock.

(2)	The weighted average remaining term for the expiration of remaining stock options is 2 years.

(3)	Represents shares of common stock available for future issuance under equity compensation plans. “Equity Compensation Plan” under Item 11 hereof contains a description of the material features of the 2017 Employee Incentive Plan and the 2018 Stock Incentive Plan.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our audited consolidated financial statements for the fiscal years ended December 31, 2021 and December 31, 2020 and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the year ended December 31, 2021, as compared to the fiscal year ended December 31, 2020. This discussion should be read in conjunction with our consolidated financial statements for the fiscal years ended December 31, 2021 and December 31, 2020 and related notes included elsewhere in this Annual Report on Form 10-K. These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains numerous forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly in “Item 1A. Risk Factors.”

The full extent to which the COVID-19 pandemic may directly or indirectly impact our business, results of operations and financial condition, will depend on future developments that are uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets. We have made estimates of the impact of COVID-19 within our financial statements, and although there is currently no major impact, there may be changes to those estimates in future periods. Actual results may differ from these estimates.

Key Financial Terms and Metrics

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial statements.

Revenues

We have not generated any revenues from our current product sales to date.

Research and Development Expenses

The process of researching and developing our products is lengthy, unpredictable, and subject to many risks. We expect to continue incurring substantial expenses for the next several years as we continue to develop our product line. We are unable, with any certainty, to estimate either the costs or the timelines in which those expenses will be incurred. Our current development plans focus on the development of our Green Side by Side Products. The design and development of these devices will consume a large proportion of our current, as well as projected, resources.

Our research and development costs include costs are comprised of:

● internal recurring costs, such as personnel-related costs (salaries, employee benefits, equity compensation and other costs), materials and supplies, facilities and maintenance costs attributable to research and development functions; and

● fees paid to external parties who provide us with contract services, such as preclinical testing, manufacturing and related testing and clinical trial activities.

Marketing

Marketing expenses consist primarily of salaries, employee benefits, equity compensation, and other personnel-related costs associated with executive and other support staff. Other significant marketing expenses include the costs associated with professional fees to develop our marketing strategy.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, employee benefits, equity compensation, and other personnel-related costs associated with executive, administrative and other support staff. Other significant general and administrative expenses include the costs associated with professional fees for accounting, auditing, insurance costs, consulting and legal services, along with facility and maintenance costs attributable to general and administrative functions.

Financial Expenses

Financial expenses consist primarily impact of exchange rate derived from re-measurement of monetary balance sheet items denominated in non-dollar currencies. Other financial expenses include bank’s fees and interest on long term loans.

Liquidity and Capital Resources

The Company’s balance sheet as of December 31, 2021 reflects total assets of approximately $1,055,000 consisting mainly of cash and cash equivalents in the amount of approximately $270,000, Investments valued under the measurement alternative in the amount of approximately $450,000. The Company’s balance sheet as of December 31, 2020, reflects total assets of approximately $3,105,000 consisting mainly of cash and cash equivalents in the amount of approximately $206,000, Prepaid share based payment to a service provider in the amount of approximately $1,737,000, Trading Securities in the amount of approximately $522,000 and a short-term loan measured at fair value in the amount of approximately $165,000. The decrease is related mainly to Prepaid share-based payment, investment valued under the measurement alternative and trading securities.

As of December 31, 2021, the Company had total current liabilities of approximately $1,064,000 consisting of approximately $838,000 in accrued compensation and accounts payable and accrued expenses in the amount of approximately $226,000. As of December 31, 2020, the Company had total current liabilities of approximately $1,702,000 consisting mainly of convertible notes in the amount of approximately $773,000, accrued compensation in the amount of approximately $304,000 and accounts payable and accrued expenses in the amount of approximately $172,000.

As of December 31, 2021, the Company had negative working capital in the amount of approximately $715,000, compared to positive working capital in the amount of approximately $947,000 at December 31, 2020.

The Company’s total liabilities as of December 31, 2021 and 2020 were approximately $2,495,000 and $1,702,000 respectively.

During the twelve months ended December 31, 2021, the Company used approximately $582,000 in its operating activities. This resulted in operating expenses of approximately $3,335,000, net of non-cash items mainly comprised of a decrease in prepaid share based payment to a service provider of approximately $1,737,000, loss from extinguishment in connection with convertible loan restructuring of approximately $620,000, interest accrued on convertible loan of approximately $333,000 and increase in account payables of $589,000.

During the twelve months ended December 31, 2020, the Company used approximately $696,000 in its operating activities. This resulted in operating expenses of approximately $8,315,000, net of non-cash items comprised mainly of an increase in stock-based compensation of approximately $7,422,000, interest accrued on convertible loan of approximately $287,000 and increase in account payables of $258,000.

During the year ended December 31, 2021, the Company’s cash provided by investing activities amounted to $286,000, consisting mainly of $389,000 from sale of trading securities and $164,000 from repayments of short term loan. During the year ended December 31, 2020, the Company’s cash used in investing activities amounted to $615,000 mainly as a result of $450,000 investment valued under the measurement alternative and $145,000 of short term loan.

During the twelve months ended December 31, 2021, the Company’s net cash provided by financing activities was $350,000 comprised of proceeds from the issued convertible notes, as compared to net cash provided by financing activities for the year ended December 31, 2020 of approximately $1,170,000 proceeds from the issued convertible notes, $177,000 proceeds from issuance of common stock and $154,000 proceeds from related parties’ loans.

Between June 2021 and January 2022, we received from affiliates the Convertible Note Purchase Agreement dated as of April 1, 2020 loan aggregating $580,000.

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

Finally, on August 15, 2021, we and the holders of the outstanding loans under the Convertible Loan Agreement entered into an agreement which, among other things, extends the maturity dates of these loans to July 31, 2023, provided that if we consummate prior to maturity an investment of at least $5 million of the Company’s securities, then the Company shall repay the principal amount and accrued interest of the Notes from such proceeds. In addition, these holders confirmed their agreement to honor draw down notice by the Company through March 31, 2022 for the balance of the originally committed amount of $1,800,000 (i.e., $100,000).

Based on the Company’s current cash balances, capital raised during the year ended December 31, 2021, and the Irrevocable Letter, the Company has sufficient funds for its plans for the next twelve months from the issuance of these financial statements. As the Company is embarking on its new activity as detailed herein, it is incurring losses. It cannot determine with reasonable certainty when and if it will have sustainable profits.

Results of Operations

Year ended December 31, 2021 as compared to the year ended December 31, 2020

The following table presents our results of operations for the years ended December 31, 2021 and 2020

	Year Ended
	December 31,
	2021	2020
	U.S. Dollars in thousands
Revenues	-	12
Cost of sales	-	(14)
Gross loss	-	(2)
Research and development expenses	(96)	(17)
Marketing, general and administrative expenses	(3,239)	(8,350)
Gain from deconsolidation of a subsidiary	-	52
Operating loss	(3,335)	(8,317)
Financing expenses, net	(1,181)	(322)
Net loss	(4,516)	(8,639)

During the twelve months ended December 31, 2021, the Company had no revenue, compared to $12,000 in 2020. The decrease in our revenues is mainly attributable to our selling 90% of the shares we held in Novomic Ltd. (“Novomic”) and focusing on our new strategy and business activity, and, therefore, ceasing to consolidate the financial statements of Novomic.

The Company’s research and development expenses increased to $96,000 comprised of ongoing research and development expenses during the twelve months ended December 31, 2021, compared to approximately $17,000 during the prior year. The increase is mainly attributable to expenses related to the development of our Green Botanical product line.

The Company’s marketing, general and administrative expenses during the year ended December 31, 2021, were $3,239,000 compared to $8,350,000 during the year ended December 31, 2020. The decrease in our marketing, general and administrative expenses is mainly attributable to the decrease in our non-cash share-based compensation expenses, professional services and legal fees offset by increase in professional services.

During the twelve months ended December 31, 2021, the Company incurred financial expenses of $1,181,000, as compared to financial expenses of $322,000 during the year ended December 31, 2020. The reason for the increase in financial expense was due to $620,000 of loss from extinguishment in connection with convertible loan restructuring.

As a result of the above, the Company incurred a net loss of approximately $4,516,000 during the twelve months ended December 31, 2021 as compared to a net loss of approximately $8,639,000 in 2020.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Recently issued accounting pronouncements

Recently issued accounting pronouncements are described in the notes to our financial statements for the years ended December 31, 2021 and 2020, which are included within Item 8 in this annual report.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the years ended December 31, 2021 and 2020 and which included within Item 8 in this annual report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CITRINE GLOBAL CORP.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021

CITRINE GLOBAL CORP.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021

IN U.S. DOLLARS IN THOUSANDS

Somekh Chaikin

KPMG Millennium Tower

17 Ha’arba’a Street, PO Box 609

Tel Aviv 61006, Israel

+972 3 684 8000

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Citrine Global Corp

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Citrine Global Corp and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Somekh Chaikin

Somekh Chaikin

Member Firm of KPMG International

We have served as the Company’s auditor since 2022.

Tel Aviv, Israel

April 7, 2022

KPMG Somekh Chaikin, an Israeli partnership and a member firm of the KPMG global organization of independent member firms affiliated with KPMG International Limited, a private English company limited by guarantee

CITRINE GLOBAL CORP.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands except share and per share data)

	December 31,	December 31,
	2021	2020
A s s e t s
Current Assets
Cash and cash equivalents	270	206
Restricted cash	10	-
Prepaid share based payment to a service provider (Note 6)	-	1,737
Trading securities (Note 8)	-	522
Short-term loan measured at fair value (Note 8)	-	165
Short-term loan (Note 9I)	15	-
Prepaid expenses	30	10
Other current assets	24	9
T o t a l Current assets	349	2,649

Non-current assets
Investments valued under the measurement alternative (Note 3)	450	450
Property and equipment, net (Note 4)	256	6
Total non-current assets	706	456

T o t a l assets	1,055	3,105

Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued expenses	226	172
Accrued compensation	838	304
Fair value of a liability in connection with stock exchange agreement (Note 8)	-	72
Convertible component in convertible notes (Note 5)	-	381
Convertible notes (Note 5)	-	773
T o t a l current liabilities	1,064	1,702
Non-current liability

Convertible notes (Note 5)	1,431	-
		1’
T o t a l liabilities	2,495	1,702

Stockholders’ Equity (Deficit) (Note 6)
Common stock, par value $0.0001 per share, 1,500,000,000 shares authorized at December 31, 2021 and December 31, 2020; 942,568,006 shares issued and outstanding at December 31, 2021 and December 31, 2020	94	94
Additional paid-in capital	22,073	20,414
Stock to be issued	44	30
Accumulated deficit	(23,757)	(19,241)
Accumulated other comprehensive income	106	106
T o t a l stockholders’ equity (deficit)	(1,440)	1,403
T o t a l liabilities and stockholders’ equity (deficit)	1,055	3,105

The accompanying notes are an integral part of the consolidated financial statements.

CITRINE GLOBAL CORP.

CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE LOSS

(U.S. dollars in thousands except share and per share data)

	Years ended
	December 31
	2021		2020

Revenues	-		12
Cost of revenues	-		(14)
Gross loss	-		(2)
Research and development expenses	(96)		(17)
Marketing, general and administrative expenses	(3,239)		(8,350)
Gain from deconsolidation of a subsidiary (Note 1)	-		52
Operating loss	(3,335)		(8,317)
Financing expenses, net:
Fair value adjustment of liability in connection with stock exchange agreement (Note 8)	-		(72)
Change in fair value of trading securities (Note 8)	-		7
Change in fair value of short-term loan measured at fair value (Note 8)	-		20
Change in fair value of convertible component in convertible notes (Note 5)	(176)		(287)
Expenses related to convertible loan terms	(333)		-
Loss from extinguishment in connection with convertible loan restructuring (Note 5)	(620)		-
Other financing expenses, net	(52)		10
Financing expenses, net	(1,181)		(322)

Net loss attributable to Common stockholders	(4,516)		(8,639)

Loss per Common Stock (basic and diluted)	(0.00	)(*)	(0.02)

Basic weighted average number of shares of Common Stock outstanding	942,568,006		476,622,892

Comprehensive loss:
Net loss	(4,516)		(8,639)
Other comprehensive loss attributable to foreign currency translation	-		(10)
Comprehensive loss	(4,516)		(8,649)

(*)	Less than $0.01

The accompanying notes are an integral part of the consolidated financial statements.

CITRINE GLOBAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(U.S. dollars in thousands, except share and per share data)

	Redeemable convertible Preferred Stock		Common Stock		Additional	Stock		Accumulated other	Total
	Number of Shares	Amount	Stock	Amount	paid-in Capital	to be issued	Accumulated deficit	comprehensive Income	stockholders’ equity

BALANCE AT DECEMBER 31, 2019	10,344,828	300	35,449,400	4	10,042	30	(10,602)	116	(410)
CHANGES DURING THE YEAR ENDED DECEMBER 31, 2020:
Conversion Preferred Stock to Common Stock	(10,344,828)	(300)	10,344,828	1	299	-	-	-	300
Issuance of Common Stock	-	-	864,997,122	86	91	-	-	-	177
Issuance of Common Stock to service provider	-	-	29,633,186	3	9,155	-	-	-	9,158
Waiver of fee by related party	-	-	-	-	11	-	-	-	11
Warrants issued in connection with convertible notes (Note 5)	-	-	-	-	302	-	-	-	302
Issuance of Common Stock in exchange investment in marketable securities	-	-	2,143,470	*	514	-	-	-	514
Other comprehensive loss	-	-	-	-	-	-	-	(10)	(10)
Net loss for the period	-	-	-	-	-	-	(8,639)	-	(8,639)
BALANCE AT DECEMBER 31, 2020	-	-	942,568,006	94	20,414	30	(19,241)	106	1,403
CHANGES DURING THE YEAR ENDED DECEMBER 30, 2021:
Modification of warrants in connection with convertible loan restructuring (Note 5)	-	-	-	-	361	-	-	-	361
Warrants issued in connection with convertible notes	-	-	-	-	172	-	-	-	172
Classification of embedded conversion feature from liability to equity (Note 5)	-	-	-	-	670	-	-	-	670
Commitment for issuance of fixed number of ordinary shares	-	-	-	-	-	14	-	-	14
Share based compensation	-	-	-	-	456	-	-	-	456
Net loss for the period	-	-	-	-	-	-	(4,516)	-	(4,516)
BALANCE AT DECEMBER 31, 2021	-	-	942,568,006	94	22,073	44	(23,757)	106	(1,440)

(*)	Less than 1 thousand

The accompanying notes are an integral part of the consolidated financial statements.

CITRINE GLOBAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Year ended
	December 31
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,516)	$(8,639)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2	7
Finance expenses, net	(20)	2
Change in fair value of convertible component in convertible notes	176	287
Expenses related to convertible loan terms	333	-
Interest and change in fair value of short-term loan measured at fair value	1	(20)
Inventory subject to refund	-	1
Loss from extinguishment in connection with convertible loan restructuring (Note 5)	620	-
Share-based compensation	456	-
Change in fair value of marketable securities	133	(7)
Gain from deconsolidation of a subsidiary (Note 1)	-	(52)
Share based payment to a service provider	-	7,422
Fair value adjustment of liability in connection with stock exchange agreement (Note 8)	(58)	72
Management fee waiver by a related party	-	11
Changes in operating assets and liabilities:
Accounts receivable	-	(6)
Prepaid share based payment to a service provider	1,737	-
Net changes in operating leases	-	(1)
Related parties	-	(11)
Prepaid expenses and other current assets	(35)	(22)
Inventory	-	7
Accounts payable and accrued expenses	589	258
Deferred revenue	-	(5)
Net cash used in operating activities	(582)	(696)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(252)	(6)
Net cash outflow from deconsolidation of a subsidiary (Appendix A)	-	(14)
Investment valued under the measurement alternative (Note 3)	-	(450)
Grant of short-term loan (Note 8)	(15)	(145)
Proceeds from sale of trading securities (Note 8A)	389	-
Proceeds from repayments of short-term loan	164	-
Net cash provided by (used in) investing activities	286	(615)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties’ loans	-	154
Proceeds from issuance of Common Stock	-	177
Proceeds from the issuance of convertible notes and warrants	350	1,170
Net cash provided by financing activities	350	1,501

Effect of exchange rates on cash and cash equivalents	20	(2)

Net increase in cash and cash equivalents and restricted cash	74	188

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF THE YEAR	206	18

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF THE YEAR	280	206

The accompanying notes are an integral part of the consolidated financial statement

CITRINE GLOBAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Year ended
	December 31
	2021	2020
Supplemental disclosure of cash flow information:

Non-cash transactions:
Conversion Preferred Stock to Common Stock	-	300
Exchange of common stock for investment in trade securities	-	514
Classification of embedded conversion feature from liability to equity (see note 5)	670	-
Commitment for issuance of fixed number of ordinary shares	14	-

Appendix A – Net cash outflow from deconsolidation of a subsidiary
Working capital (excluding cash and cash equivalents), net	-	(217)
Long term assets	-	156
Long term liabilities	-	(5)
Gain from deconsolidation of a subsidiary	-	52
	-	(14)

CITRINE GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL

Citrine Global, Corp. (“Citrine Global” or the “Company”) was incorporated under the laws of the State of Delaware on May 26, 2010. The Company’s common stock is traded in the United States on the OTCQB market under the ticker symbol “CTGL.”

Stock Purchase Agreement

On January 6, 2020, the Company’s predecessor company, TechCare Corp., a Delaware corporation (“TechCare”), and Citrine S A L Investment & Holdings Ltd., an Israeli corporation and a major shareholder of the Company (“Citrine S A L”), and a group of related persons and entities (the “Citrine S A L Group”) entered into a Common Stock Purchase Agreement (the “Citrine S A L Group Agreement”), which was later amended and restated on February 23, 2020 (the “AR Citrine S A L Group Agreement”). Pursuant to the AR Citrine S A L Group Agreement, TechCare agreed to sell Citrine S A L Group and its group of business partners, up to an aggregate of 893,699,276 shares of TechCare’s common stock, representing approximately 95% of TechCare’s fully diluted capital, in two tranches, with the initial tranche of up to 452,063,196 shares of the TechCare’s common stock to be sold conditioned upon (i) the resignation of the Company’s existing members of its board of directors (the “Board”), consisting of Oren Traistman and Yossef De-Levy, (ii) the appointment of each of Ora Elharar Soffer (formerly Ora Meir Soffer), Ilan Ben-Ishay and Ilanit Halperin as members of the Board, and (iii) the transfer of the TechCare’s signatory rights to all Company bank accounts in the name of Citrine S A L Group’s nominee. In addition, the AR Citrine S A L Group Agreement provides for the second tranche of up to the remaining number of shares of common stock that will result in Citrine S A L Group, owning 95% of the TechCare’s fully diluted capital stock, to be sold conditioned upon the filing of the Company’s previously approved amendment to its First Amended and Restated Certificate of Incorporation to increase the Company’s authorized capital.

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

The following table summarizes the assets and liabilities of Novomic as of the deconsolidation date:

U.S. Dollars in thousands
Cash and cash equivalents	14
Working capital (excluding cash and cash equivalents), net (deficit)	(217)
Long term assets	156
Long term liabilities	(5)
(52)
Amounts received	-
Gain from deconsolidation of a subsidiary	$52

Commencement of new operations

On June 3, 2020 the Company established a wholly owned new Israeli subsidiary: CTGL – Citrine Global Israel Ltd, (the “Israeli Subsidiary”).

CITRINE GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL (cont’d)

On July 21, 2020, the Israeli Subsidiary began to work with certain Company shareholders, Beezz Home Technologies Ltd., in which Ora Elharar Soffer, the Company’s chairperson and CEO holds shares, and Golden Holdings Neto Ltd., in which Ilan Ben-Ishai, a director of the Company, holds shares, have been working towards establishing an Operational Innovation Center focuses on the medical cannabis industry, CBD, hemp, botanical, food supplements and cosmetics products. The Company’s Board of Directors approved the Israeli Subsidiary to proceed with preparations for entering into an agreement to incorporate a new company, named Cannovation Center Israel Ltd. (“Cannovation”), with Beezz Home Technologies Ltd.and Golden Holdings Neto Ltd., and to accept limitations on the Israeli Subsidiary’s rights in the Cannovation Center if and as mandated under Israeli regulations on the involvement of foreign entities.

On August 4, 2020, the Board of the Company approved for the Company and its Israeli Subsidiary to proceed with preparations for investing in iBOT Israel Botanicals Ltd., an Israeli nutritional supplements’ company developing and manufacturing botanical formulas and nutritional supplements for custom & contract manufacturing for leading botanical companies (“iBOT”). iBOT has a manufacturing facility for a wide range of botanical formulations. iBOT’s manufacturing facility is approved by the Israeli Ministry of Health and is GMP-certified, ISO9001-certified and HACCP certified by IQC. The principal shareholders and control persons of iBOT are the Company’s Chief Executive Officer and a Company director. On August 4, 2020, our Board of Directors approved for the Company and Citrine Global Israel to proceed with preparations for investing in iBOT. On August 9, 2021, through our 60% owned subsidiary Cannovation Center Israel, we entered into an agreement with iBOT pursuant to which iBOT agreed to manufacture a line of nutritional supplements for Cannovation Center Israel, including packaging and storage. On September 29, 2021, we agreed to advance to iBOT, up to $50 thousands with a 12 month maturity date and we transferred, as a first tranche, $15 thousands on October 8, 2021. The loan bears interest at an effective annual interest rate of 12% as and is convertible, at the option of Citrine Global, into equity shares of iBOT at conversion rate equal to the lower of (i) 25% discount to the most recent round of capital raised by iBOT during the term of the loan and (ii) the rate specified in the framework agreement]. In addition, the agreement provided that our Israeli subsidiary is entitled to convert the outstanding loan, in whole or in part, to satisfy payments of amounts owed to iBOT under the services agreements between the parties

In October 2021, iBOT granted to Citrine Global Group, a pre-emption right to any equity or equity linked securities that iBOT proposes to issue to an unrelated third party with aggregate gross proceeds to the Company exceeding $1 million or which will result in a change in control in iBOT following such issuance, then iBOT is to give to the Citrine Global Group written notice of such proposed issuance and the relevant terms thereof and the Citrine Global Group shall have ten (10) days thereafter to determine if it elects to purchase a minimum of 51% of the proposed issuance on the price and other terms specified in the notice sent by iBOT (the “Pre-Emption Right”). If the Citrine Global Group elects to exercise the Pre-Emption Right, such purchase is to take place at no more than 90 days following the expiration of the 10 day notice period to the Citrine Global Group. Any iBOT securities of the Pre-Emption Right that Citrine Global Group elects to not purchase are to be sold by not later than 90 days following the end of the Citrine Global Group’s notice period and if such shares are not sold to such third party within the 90 day period, the Pre-Emption right shall apply to any subsequent proposed issuance. The preemption right does not apply to certain specified exceptions.

On August 20, 2020, the Israeli Subsidiary, Beezz Home Technologies Ltd., and Golden Holdings Neto Ltd. incorporated Cannovation. Israeli Subsidiary holds 60% of Cannovation’s shares, while each of Beezz Home Technologies Ltd. and Golden Holdings Neto Ltd. holds 20% of its shares. See note 4 for additional information.

CITRINE GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL (cont’d)

Stock split

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

Financial support from shareholders

The Company has not yet to generate revenues and is dependent on raising funds from its current shareholders or from other sources. On April 13, 2021, Citrine S A L, on behalf of itself and its affiliates and related parties, has furnished the Company with an irrevocable letter of obligation to financially support the Company until June 30, 2022. On March 17, 2022, Citrine S A L Investment & Holding Ltd. extended this support through June 30, 2023.

The Company has no significant firm commitments that require it to remit cash, and can control the level of expenses it incurs. Based on the Company’s current cash balances, and the irrevocable letter of obligation from Citrine S A L noted above, the Company believes it has sufficient funds for its plans for the next twelve months from the issuance of these financial statements. As the Company is embarking on its new activity as detailed herein, it is incurring losses. It cannot determine with reasonable certainty when and if it will have sustainable profits.

Patent application

On October 20, 2021, the Provisional Patent Application No: 63/257,673 for “PHARMACEUTICAL COMPOSITIONS AND METHODS FOR THE TREATMENT OF SIDE-EFFECTS ASSOCIATED WITH THE USE OF CANNABIS, CANNABINOIDS AND RELATED PRODUCTS” was registered at the US Patent and Trademark Office. The patent application describes certain side effects of cannabis use, the needs, technologies, and solutions to support medical cannabis patients who experience side effects related to their cannabis treatment.

COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (SARS-CoV-2) to be a global pandemic (COVID-19), which continues to spread throughout the world. The COVID-19 pandemic is having significant effects on global markets, supply chains, businesses, and communities. Specifically with respect to the Company, COVID-19 may impact various parts of its 2022 plans, operations and financial results, including but not limited to difficulties in obtaining additional financing. The Company considered the impact of COVID-19 on the estimates and assumptions and determined that there were no material adverse impacts on the consolidated financial statements for the period ended December 31, 2021 and 2020. The Company believes it is taking appropriate actions to mitigate the negative impact, including by focusing its activities initially only within the country of Israel. However, the full impact of COVID-19 is unknown and cannot be reasonably estimated as these events are still developing.

CITRINE GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

The financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Citrine Global and its Israeli Subsidiaries, CTGL - Citrine Global Israel Ltd and Cannovation. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of expenses during the reporting periods. Significant estimates include share-based compensation and fair value measurements of the convertible notes. Actual results could differ from those estimates.

Functional Currency and Foreign Currency Translation and Transactions.

Effective May 14, 2020, the Company adopted the U.S. dollar as its functional currency. Prior to May 14, 2020, the functional currency of the Company was the New Israeli Shekel (“NIS”). The change in functional currency of the Company is due to the increased exposure to the U.S. dollar as a result of Sale of the Novomic as described in Note 1 above.

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

CITRINE GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (cont.)

Cash, cash equivalents and restricted cash

Cash equivalents are short-term highly liquid investments which include short term bank deposits (up to three months from date of deposit), that are not restricted as to withdrawals or use that are readily convertible to cash with maturities of three months or less as of the date acquired.

Restricted cash as of December 31,2021 included a $10 thousands collateral account for the Company’s rent agreement and is classified in current assets.

Property, plant and equipment, net

1.	Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. When an asset is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition is reflected in the Statements of Operations and Comprehensive Loss.

2.	Rates of depreciation:

%

Computers and office equipment	7-33
Land	-

Trading securities and short-term loan measured at fair value

The Company accounts for its investments in trade securities in accordance with Accounting Standards “ASC”) No. 321, “Investments— Equity Securities.” The Company determines the appropriate classification of its investments in trading securities at the time of purchase and re-evaluates the fair value at each balance sheet date. As of December 31, 2020, all of the Company’s investments in trading securities are classified as held for trade (see also Note 8). Therefore, the Company’s trading securities are recorded at fair value on the balance sheet as well as the short-term loan measured at fair value according to the company’s election. Changes in fair value of trading securities and short-term loan are recorded in financing income (expenses), net in the consolidated statement of operations. The balance of the investments in trading securities as of December 31, 2021 is zero.

CITRINE GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (cont.)

Investments valued under the measurement alternative

The Company’s investments as described in Notes 3 and 1 are valued under the measurement alternative include equity securities in other proprietary investments for which the Company does not have significant influence and fair value is not readily determinable. Accounting Standard Update (“ASU”) 2016-01 requires equity securities to be recorded at cost and adjusted to fair value at each reporting period. However, the guidance allows for a measurement alternative, which is to record investments at cost, less impairment, if any, and subsequently adjust for observable price changes of identical or similar investments of the same issuer.

Due to the lack of readily determinable fair values for such investments, for which the Company does not have significant influence, the Company accounts for these investments under the measurement alternative at cost, less impairment.

The Company performs qualitative impairment assessments on its investments recorded under the measurement alternative.

Impairment of long-lived assets

The Group’s long-lived assets are reviewed for impairment in accordance with ASC Topic 360, “Property, Plant and Equipment”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. No indicators of impairment have been identified as of December 31, 2020 and 2021.

Derivatives

Derivative instruments are recognized on the balance sheet at their fair value, with changes in the fair value recognized as a component of financial expenses, net in the statements of operation.

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

The Company accounts for uncertain tax positions in accordance with ASC Topic 740-10, which prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements. According to ASC Topic 740-10, tax positions must meet a more-likely-than-not recognition threshold. The Company’s accounting policy is to classify interest and penalties relating to uncertain tax positions under income taxes, however the Company did not recognize such items in its fiscal 2021 and 2020 financial statements and did not recognize any liability with respect to an unrecognized tax position in its balance sheets.

CITRINE GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (cont.)

Research and development expenses

Research and development expenses are charged to operations as incurred.

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

Stock-based compensation

The Company measures and recognizes the compensation expense for all equity-based payments based on their estimated fair values in accordance with ASC 718, “Compensation-Stock Compensation”. Share-based payments including grants of stock options are recognized in the statement of operation as an operating expense based on the fair value of the award at the date of grant. The fair value of stock options granted is estimated using the Black-Scholes option-pricing model. The Company has expensed compensation costs, net of estimated forfeitures, applying the accelerated vesting method, over the requisite service period or over the implicit service period.

CITRINE GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (cont.)

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

CITRINE GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (cont.)

As of December 31, 2021, there are no financial assets or financial liabilities that are measured at fair value on a recurring basis. The Company’s financial assets and liabilities as of December 31, 2020 that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Balance as of December 31, 2020
	Level 1	Level 2	Level 3	Total
	U.S. Dollars in thousands

Trading securities (Note 8)	-	522	-	522
Short-term loan measured at fair value (Note 8)	-	-	165	165
Total assets	-	522	165	687

Liabilities:
Fair value of convertible component in convertible notes (Note 5)	-	-	381	381
Fair Value of forward option (Note 8)	-	-	72	72
Total liabilities	-	-	453	453

The following table presents the changes in fair value of the level 3 liabilities for the year ended December 31, 2021:

Changes in Fair value
U.S. Dollars in thousands
Assets:
Outstanding at January 1, 2020	-
Fair value of issued level 3 assets	145
Changes in fair value	20
Outstanding at January 1, 2021	165
Proceeds from repayment of short term loan	(164)
Interest and change in fair value of short-term loan measured at fair value	(1)
Outstanding at December 31, 2021	-

Liabilities:
Outstanding at January 1, 2020	-
Fair value of issued level 3 liability	351
Changes in fair value	102
Outstanding at January 1, 2021	453
Fair value of convertible component in additional convertible notes issued during the period	116
Classification of embedded conversion feature from liability to equity	(670)
Commitment for issuance of fixed number of ordinary shares	(14)
Changes in fair value	115
Outstanding at December 31, 2021	-

CITRINE GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (cont.)

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

Recent Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity s Own Equity. ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and(2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective for public companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of ASU 2020-06 will have on the Company’s consolidated financial statement presentation or disclosures.

Other new pronouncements issued but not effective as of December 31, 2021 are not expected to have a material impact on the Company’s consolidated financial statements.

CITRINE GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF RESENTATION (cont.)

Reclassification

Certain prior year figures have been reclassified to conform to be current year presentation.

NOTE 3 - INVESTMENT VALUED UNDER THE MEASUREMENT ALTERNATIVE

On June 22, 2020, the Company entered into a share purchase agreement with Nanomedic Technologies Ltd., an Israeli private company and a related party as further described below (“Nanomedic”) as part of an A-1 funding round open only to existing Nanomedic shareholders and their affiliates. Nanomedic developed SpinCare™, a system that integrates electrospinning technology into a portable, bedside device, offering immediate wound and burn care treatment. The Company paid $450 thousand for A-1 preferred shares of Nanomedic and also received warrants to purchase A-1 preferred shares. Such investment represents a holding of approximately 3.3% in Nanomedic. The round raised approximately $2.2 million in total. Citrine S A L and certain of its partnerships, all affiliates of the Company, were already beneficial shareholders of Nanomedic immediately prior to the A-1 funding round. Ilan Ben-Ishay, a director of the Company was already a beneficial shareholder of Nanomedic immediately prior to the A-1 funding round. Ora Meir Soffer, chairperson and CEO of the Company, was already a director of both Nanomedic and its Israeli parent company Nicast Ltd. immediately prior to the A-1 funding round, and she was also already a beneficial shareholder of Nanomedic immediately prior to the A-1 funding round.

The Company accounts for the investment in Nanomedic in accordance with the provisions of ASC 321, “Investments - Equity Securities”, and elected to use the measurement alternative therein. The investment will be re-measured upon future observable price change(s) in orderly transaction(s) or upon impairment, if any.

CITRINE GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - PROPERTY AND EQUIPMENT, NET

	December 31,
	2021	2020
	U.S. Dollars in thousands
Computers and office equipment	10	6
Land	248	-
	258	6
Less - accumulated depreciation	(2)	(*	)
Total property and equipment, net	256	6

In the years ended December 31, 2021 and 2020, depreciation was US$2 and less than US$1 thousand, respectively.

1.	On July 13, 2021, the Ministry of Economy of the Israeli government recommended to the Israel Land Authority (“ILA”) that it approve a grant of 11,687 square meters of industrial parcel of land in Yeruham, Israel (the “Land”) for Cannovation to build the Cannovation Center, at a subsidized price and exempt from a tender procedures typically required under Israeli law, to include factories, laboratories, logistics and a distribution center for the medical cannabis, and botanicals industries. As noted, Citrine Global owns 60% of the share capital of Cannovation, through the Israeli Subsidiary. The grant was initially awarded on December 30, 2020 for 10,000 square meters of industrial land in Yeruham, Israel and was increased to 11,687 square meters on July 13, 2021. Cannovation is in process of receiving the required building permits and approvals to start the construction and is in process with several financing entities in the area of real-estate financing.

During December 2021, Cannovation remitted to the Israeli Ministry of the Economy and the ILA the aggregate amount of 688 thousand NIS ($221 thousands on the date of payment) to obtain the rights to the Land. The discounted amount paid is part of the grant by the Israeli government under government programs to encourage industrial development in Southern Israel. The amount remitted represents the sum total amount that Cannovation is required to pay as the purchase price for the Land. In addition, the Israeli Ministry of Economy is also expected to cover approximately 30% of the building and equipment expenses. Cannovation is also expected to benefit from a reduced corporate tax rate which is intended to encourage industrial development in Southern Israel.

Under the Agreement, Cannovation committed to build and develop the Green Vision Center in accordance with the time frames, terms and conditions of the Agreement. Typically, the initial time frame for completing the development is four (4) years, subject to extensions that the ILA may approve. Upon completion of the development within the time frames and other requirements specified in the Agreement, Cannovation will be entitled, subject to Israeli law, to long term lease agreement (49 years) to the Land (equivalent to ownership rights as most of the land in Israel is government owned and when marketed usually the developers are granted with development/long lease rights).

The Company has also classified $27 thousands of related expenses to land costs.

See also note 12B.

CITRINE GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – CONVERTIBLE NOTES

A.	On April 1, 2020 the Company entered into a Convertible Note Purchase Agreement (the “CL Agreement”) with Citrine S A L , WealthStone Private Equity Ltd, WealthStone Holdings Ltd, Golden Holdings Neto Ltd, Beezz Home Technologies Ltd, Citrine Biotech 5 LP, Citrine High Tech 6 LP, Citrine High Tech 7 LP, Citrine 8 LP, Citrine 9 LP and Citrine Biotech 10 LP (together, the “Buyer”), all of which are affiliated with the Company. Under the CL Agreement, the Buyer agreed to purchase and the Company agreed to issue and sell, for up to an aggregate principal amount of up to $1,800 thousand, notes convertible into shares of Common Stock of the Company (the “Notes”), with a drawdown period starting on April 1, 2020 and ending upon the earlier of (i) 6 months thereafter and (ii) the consummation of a public offering by the Company. The CL Agreement provides that the Notes will bear an annual interest rate of six percent (6%) and that the conversion price per share of Common Stock shall equal 85% multiplied by the market price (as defined in the Notes), representing a discount of 15%, and that each Note will mature 18 months following the payment date.

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

Conversion feature

In accordance with ASC 815-15-25 the conversion feature was considered an embedded derivative instrument, and is to be recorded at its fair value separately from the convertible notes, within current liabilities in the Company’s balance sheet. The conversion component is then marked to market at each reporting period with the resulting gains or losses shown in the statements of operations.

CITRINE GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – CONVERTIBLE NOTES (cont’d)

The fair value of the conversion feature (hereafter “Convertible Component”) was estimated using the Monte Carlo Simulation Model to compute the Convertible Component’s fair value. The assumptions used to perform the Monte-Carlo simulation model were consistent with those utilized in the Company’s Black-Scholes valuation for stock options are detailed below:

	June 12, 2020	December 31, 2020
Expected volatility (%)	65.69%	164.43%
Risk-free interest rate (%)	0.18%	0.1%
Expected dividend yield	0.0%	0.0%
Contractual term (years)	1.5	0.95
Conversion price	(*)	(*)
Underlying share price (U.S. dollars)	0.21	0.045
Convertible notes amount	1,275	1,275
Fair value of the conversion feature (U.S. dollars in thousands)	285	381

(*)	the conversion price is 85% of the share price, during the period of 5 days preceding the conversion date.

Warrants

As mentioned above, as part of the Amendment, the Company issued to the Buyer 5,589,172 A warrants and 5,589,172 B warrants to purchase a total of 11,178,344 shares of Common Stock of the Company.

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

Convertible Notes

The drawdowns notice amount, net of the Conversion Component and the warrants amounts (hereafter “Convertible notes”), is $580 thousand as of the agreement date. The convertible notes are accounted for according to the effective interest method.

CITRINE GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – CONVERTIBLE NOTES (cont’d)

On April 12, 2021, the parties to the Convertible Note Purchase Agreement (the “CL Agreement”) amended the CL Agreement to (i) change the annual interest on the Notes to nine percent (9%), applicable from January 1, 2021, (ii) ensure that the Company shall repay the loans at the time it consummates an investment in the amount of at least $5 million in the Company’s securities, and (iii) modify the exercise prices of each of the A Warrants and B Warrants to $0.10 per share, and the term of the A Warrants and B Warrants be extended by one year.

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

The extinguishment resulted in a loss of $620 thousands (including of $361 thousands – change in the fair value of the warrants which is considered transaction cost).

The fair value of the warrants was estimated using the Black-Scholes option pricing model. The assumptions used to perform the calculations are detailed below:

Fair value of the warrants immediately before the change:

Fair value of the warrants	A Warrant	B Warrant
Expected volatility (%)	150.5%	158.7%
Risk-free interest rate (%)	0.04%	0.08%
Expected dividend yield	0.0%	0.0%
Contractual term (years)	0.18	1.18
Conversion price	0.26	0.31
Underlying share price (U.S. dollars)	0.07	0.07
Fair value (U.S. dollars in thousands)	3	121

Fair value of the warrants immediately after the change:

Fair value of the warrants	A Warrant	B Warrant
Expected volatility (%)	158.7%	158.7%
Risk-free interest rate (%)	0.08%	0.22%
Expected dividend yield	0.0%	0.0%
Contractual term (years)	1.18	2.18
Conversion price	0.1	0.1
Underlying share price (U.S. dollars)	0.07	0.07
Fair value (U.S. dollars in thousands)	211	274

CITRINE GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – CONVERTIBLE NOTES (cont’d)

B.	On June 24, 2021, the Company received from Citrine 8 LP, a related party, a convertible loan of $350 thousands made under and pursuant to the CL Agreement. Citrine agreed to honor a Draw Down Notice for, and advanced to the Company, $350 thousands, under the terms of the CL Agreement. As provided for under the terms of the CL Agreement, Citrine 8 LP was also issued 10,500,105 A warrants and 10,500,105 B warrants for shares of common stock, where the A warrants are exercisable beginning December 24, 2021 through December 24, 2023 and the B warrants, in each case at a per share exercise price of $0.10 (the “June 24 Agreement”).

Convertible Component of the Loan

The fair value of the conversion feature (hereafter “Convertible Component”) was estimated using the Monte Carlo Simulation Model to compute the Convertible Component’s fair value. The assumptions used to perform the Monte-Carlo simulation model on June 24, 2021 were consistent with those utilized in the Company’s Black-Scholes valuation for stock options are detailed below:

June 24, 2021
Expected volatility (%)	156.8%
Risk-free interest rate (%)	0.17%
Expected dividend yield	0.0%
Contractual term (years)	1.5
Conversion price	(*)
Underlying share price (US dollars)	0.03
Convertible notes amount	397
Fair value of the conversion feature (US dollars in thousands)	117

(*)	the conversion price is 85% of the share price, during the period of 5 days preceding the conversion date.

Warrants

The fair value of such warrants granted as part of the June 24 agreement was estimated at $404 thousands using the Black-Scholes option-pricing model and recorded as additional paid-in capital on the balance sheet.

The assumptions used to perform the calculations are detailed below:

	A Warrant	B Warrant
Expected volatility (%)	156.8%	156.8%
Risk-free interest rate (%)	0.37%	0.59%
Expected dividend yield	0.0%	0.0%
Contractual term (years)	2.5	3.5
Conversion price	0.1	0.1
Underlying share price (U.S. dollars)	0.03	0.03
Fair value (U.S. dollars in thousands)	184	220

CITRINE GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 5 – CONVERTIBLE NOTES (cont’d)

Fair Value Proportional Allocation for the June 24 Loan

The fair value of the note was estimated at $308 thousands. The note is accounted for according to the effective interest method.

Based on the above, the fair value proportion allocation as of June 24, 2021 was as follows:

June 24, 2021 (US dollars in thousands)
Conversion Component	$117
Warrants	172
Convertible Notes	61
Total	$350

C.	On August 13, 2021, the Company and the holders of $1,520 thousands in principal amount under the CL Agreement as detailed in Note 5A and 5B above, entered into an additional agreement pursuant to which, among other things, the following terms were effected:

(i)	Extension of the maturity date on the Outstanding CL Notes to July 31, 2023, provided, that if the Company consummates prior to maturity an investment of at least $5 million of the Company’s securities, then the Company shall repay the principal amount and accrued interest of the Notes from such proceeds;
(ii)	Amendment of the conversion price on the Outstanding CL Notes to a fixed conversion price of $0.10 per share; and
(iii)	Confirming the agreement of the holders of the Outstanding CL Notes to honor draw down notice for balance of remainder of the $1,800 thousands originally committed to under the CL Agreement (i.e., $280 thousands) through March 31, 2022.

The Company concluded that the change in term constitutes a trouble debt restructuring, due to its financial condition and the relief that the abovementioned changes provided.

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

CITRINE GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – CONVERTIBLE NOTES (cont’d)

The fair value of the conversion feature (hereafter “Convertible Component”) was estimated using the Monte-Carlo simulation model to compute the Convertible Component’s fair value. The assumptions used to perform the Monte-Carlo simulation model were consistent with those utilized in the Company’s Black-Scholes valuation for stock options are detailed below:

Loan #1 that was amended on August 13, 2021:

	August 13, 2021	December 31, 2020
Expected volatility (%)	149.04%	164.43%
Risk-free interest rate (%)	0.05%	0.1%
Expected dividend yield	0.0%	0.0%
Contractual term (years)	0.34	0.95
Conversion price	(*)	(*)
Underlying share price (U.S. dollars)	0.05	0.045
Convertible notes amount	1,312	1,275
Fair value of the conversion feature (U.S. dollars in thousands)	379	381

(*)	the conversion price is 85% of the share price, during the period of 5 days preceding the conversion date

Loan #2 that was amended on August 13, 2021:

	August 13, 2021	June 24, 2021
Expected volatility (%)	151.48%	156.8%
Risk-free interest rate (%)	0.13%	0.17%
Expected dividend yield	0.0%	0.0%
Contractual term (years)	1.36	1.5
Conversion price	(*)	(*)
Underlying share price (U.S. dollars)	0.05	0.3
Convertible notes amount	397	397
Fair value of the conversion feature (U.S. dollars in thousands)	115	117

(*)	the conversion price is 85% of the share price, during the period of 5 days preceding the conversion date.

 Following the abovementioned amendment on August 13, 2021, the conversion component is qualifying for the scope exception under ASC 815-10-15-74(a). In accordance with ASC 815-15-35-4, since the embedded conversion option in the convertible debt no longer meets the bifurcation criteria, the fair value of the conversion component, in the amount of $670 thousands, was reclassified from short-term liability to shareholders equity at that date.

CITRINE GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The terms of the transaction for the issuance of 893,699,276 shares of Common Stock in total are described in Note 1 above. During February and March 2020, the Company issued 432,996,555 shares of Common Stock, par value $0.0001, to investors in respect of the transaction described in Note 1 above, for a total consideration of $45 thousand, and on November 12, 2020, the Company issued the remaining 445,702,721 shares of Common Stock pursuant to the terms of the transaction for the issuance of 893,699,276 shares of Common Stock in total are described in Note 1 above.

On March 5, 2020 the Company issued 15,000,000 shares of Common Stock to its legal advisor in respect of legal consulting services, with respect to the Citrine Global Transaction as well as other legal services, as agreed between the parties. The Company estimated the fair value of the shares issued based on the share price at the grant date at $4,785 thousand. During the years ended December 31, 2021 and 2020 the Company recorded share based compensation expense of $1,034 thousands and $3,751 thousands, respectively, among general and administrative expenses.

On November 11, 2020, the Company issued additional 13,222,082 shares of Common Stock to its legal advisor pursuant to the above agreement. The Company estimated the fair value of the shares issued based on the share price at the grant date at $4,218 thousand. During the years ended December 31, 2021 and 2020 the Company recorded share based compensation expense of $703 thousands and $3,515 thousands, respectively, among general and administrative expenses.

On May 14, 2020 the Company amended its Certificate of Incorporation to reflect the increase of its authorized capital by one billion shares of Common Stock

On November 11, 2020, the Company issued 1,411,104 shares of Common Stock to its Chief Financial Officer. The Company estimated the fair value of the shares issued based on the share price at the grant date at $155 thousand and recorded a share based compensation expense in the year ended December 31, 2020.

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

CITRINE GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On December 29, 2021 the Company’s board of directors approved the grants of the options. The fair value at December 29, 2021 was determined using the Black-Scholes pricing model, assuming a risk free rate of 1.29%, a volatility factor of 152.1%, dividend yields of 0% and an expected life of 5 years. The Company estimated the fair value of each option granted at December 29, 2021 at $0.022, totaling $519 thousands. Total share based compensation expenses during the year ended December 31, 2021 amounted to $456 thousands. The remaining expense of $63 thousands will be recognized over a weighted average period of approximately 0.5 years.

The following table presents the Company’s stock option activity for employees and directors of the Company for the years ended December 31, 2021 and 2020:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2020	521,065	0.0011
Granted	-	-
Exercised	-	-
Forfeited or expired	(474,303)	0.0011
Outstanding at December 31, 2020	46,762	0.0011
Granted	23,582,200	0.05
Exercised	-	-
Forfeited or expired	-	-
Outstanding at December 31, 2021	23,628,962	0.05
Number of options exercisable at December 31, 2021	15,672,670	0.05

The intrinsic value of options outstanding and exercisable at December 31, 2021 totaled $1 thousand.

During 2020, an amount 28,222,082 shares were granted to a service provider and 1,411,104 shares were granted to the Chief Financial Officer, see note 6 above.

CITRINE GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – AGREEMENTS WITH INTELICANNA LTD

A.	On May 31, 2020, the Company entered into a strategic partnership with Intelicanna Ltd., an Israeli medical cannabis company listed on the Tel Aviv Stock Exchange with ticker symbol INTL (“Intelicanna”), via a share exchange agreement (the “Share Exchange Agreement”) and an agreement for future issuance of shares (the “Agreement for Future Issuance of Shares”). The Share Exchange Agreement provides that (i) the number of shares each party issues to the other will be calculated by dividing $500 thousand by the volume weighted average price (VWAP) of the issuing party’s shares in the three trading days preceding the signing of the agreement, (ii) the issuance by Intelicanna will take place upon, and subject to, receipt of approval from the Tel Aviv Stock Exchange, and the issuance by the Company will follow immediately thereafter, and (iii) the parties may not sell the shares within the first six months after issuance, and thereafter the parties may sell the shares issued to them if the shares become registered through a prospectus approved by the relevant securities authority, or under an exemption provided by applicable securities law, subject to a limit on the number of shares either party may sell per day. The Agreement for future Issuance of Shares provides that a fall in a share price of a party, not exceeding 20%, measured six months after issuance of shares by both parties pursuant the Share Exchange Agreement, will be offset by the issuance of additional shares to the other party to bring up to $500 thousand the total value of the shares issued to the other party. On August 15, 2021, the Company’s board of directors determined that it is required to issue to Intelicanna 619,589 shares of the Company’s common stock and has authorized the issuance of such shares to Intelicanna. As of December 31, 2021, the common stock have not been issued yet. As such, the Company recorded an additional $14 thousands to be issued to Intellicanna.

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

The fair value of such shares exchange agreement was estimated using the Black-Scholes option-pricing model and is presented among current liabilities within the Company’s consolidated balance sheet.

The following are the data and assumptions used as of the balance sheet date related to future potential issuance of shares as describe above for potential fall in share price of a party, not exceeding 20%:

Derivative related to Intelicanna’s shares	December 31, 2020
Common Stock price	0.83
Expected volatility	57.61%
Conversion price (U.S. dollars)	0.64
Expected term	3.1 months
Risk free rate	0.09%
Expected dividend yield	0%
Fair value of the derivative (U.S. dollars in thousands)	28

Derivative related to Citrine Global’s shares	December 31, 2020
Common Stock price	0.046
Expected volatility	125.19%
Conversion price (U.S. dollars)	0.2
Expected term	3.1 months
Risk free rate	0.09%
Expected dividend yield	0%
Fair value of the derivative (U.S. dollars in thousands)	(100)

CITRINE GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Between August 3 – 9, 2021, the Company sold to an unrelated third party in an off market transaction 619,589 ordinary shares of Intelicanna Ltd., an Israeli medical cannabis company listed on the Tel Aviv Stock Exchange (“Intelicanna”), for aggregate gross proceeds to the Company of 1,261,000 NIS (approximately $389 thousands based on the current exchange rate). Following the sale, the Company no longer holds any Intelicanna shares.

B.	Furthermore, on June 25, 2020, the Israeli Subsidiary entered into a services agreement with Intelicanna to provide business development and consulting services to Intelicanna, including assistance with raising financing (the “Services Agreement”) (references in this paragraph to the Company include the Israeli Subsidiary). The terms of the Services Agreement include: (1) the Company will, for a period of 18 months, assist Intelicanna to raise up to NIS 15 million for Intelicanna’s working capital purposes, whether through issuance of convertible securities or any other means; all sums raised must be approved in advance by the Company, and in accordance with a business plan presented to the Company from time to time; the Company will have no obligation under the Services Agreement to invest in Intelicanna, and no liability if its efforts to source financing for Intelicanna are unsuccessful; (2) in the event Intelicanna raises funds through assistance from the Company, the Company will be entitled to (i) cash consideration equal to 5% of any amount raised, whether directly from the Company, or from any of its affiliates or any unrelated third party, and (ii) options to acquire a number of shares of Intelicanna equal to 5% of the amount raised divided by the Exercise Price; the “Exercise Price” will be the price per share at which the amount was raised, or if it was not raised through issuance of shares, the price per share at which Intelicanna last raised funds through issuance of shares; and (3) for one or more periods of at least 90 days, each time at Intelicanna’s request which the Company may accept or decline at its discretion, the Company will provide business development and strategy-building services, including: consulting on strategy and business plan; assistance defining financing needs; helping identify ways to develop potential sources of finance; and ongoing consulting support to Intelicanna’s management team and board. Intelicanna will pay the Company a fee of NIS 2,500 per day for such services.

On October 5, 2021 the Company and Intelicanna mutually terminated the Service Agreement.

C.	Also on June 25, 2020, the Company and the Israeli Subsidiary entered into an agreement to grant Intelicanna Ltd. (“Intelicanna”) New Israeli Shekel (“NIS”) 1 million in cash (approximately $290 thousand) in direct financing for working capital purposes. The financing will bear 6% annual interest, and Intelicanna will make additional payments equal to 6% of its gross revenues from the date the financing was received and until the date Intelicanna’s aggregate gross revenues reach NIS 2 million (approximately $600 thousand).If the total of the 6% interest plus the additional payments would result in a return of less than 12% per year to the Company, the interest would be increased to bring the total return to 12%. Every three months Intelicanna must pay the interest, and after 12 months, it must repay the capital, plus the total of the additional payments due, plus any outstanding interest, and it must pay interest of 2% per month on any late payments, provided, however, that until the foregoing obligations are paid in full, Intelicanna must pay 50% of its gross revenues to the Company upon receipt. If Intelicanna does not pay all amounts due within 18 months, it shall, at the Company’s option, issue to the Company a number of its shares equal to NIS 1.5 million (approximately $0.45 million) divided by the lower of (i) volume weighted average price (VWAP) of the three trading days prior to the lapse of the 18 months, and (ii) VWAP of the three trading days prior to the signing of the financing agreement.

CITRINE GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2021, Intelicanna repaid the full principal of the loan together with 12% interest, which amounted to NIS 46 thousand (approximately $14 thousand).

Ilanit Halperin, a director and the Chief Financial Officer of the Company, is also the Chief Financial Officer of Intelicanna. Doron Birger, a director at the Company, is also the chairman of the board of directors of Intelicanna, effective March 30, 2022.

NOTE 9 – RELATED PARTIES

A. Transactions and balances with related parties

	Year ended December 31
	2021	2020
	U.S. Dollars in thousands

Research and development expenses:
Fees to officers	48	-
Other expenses	26	-
	74	-

General and administrative expenses:
Directors compensation and fees to officers (*)	919	496
(*) Share based compensation	404	-

Financing expenses , net:
Financial expenses related to convertible loan	1,129	287
Interest on loan (**)	*	-

(**)	Less than 1 thousand

CITRINE GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

B. Balances with related parties:

	As of December 31,
	2021	2020
	U.S. Dollars in thousands

Current Assets:
Short term loan	15	-

Current Liabilities:
Convertible notes	1,431	773
Accounts payable	20	312
Accrued compensation	838	-

C.

Commencing in February 2020, Ora Elharar Soffer, CEO and Chairperson of the Board, was entitled to a monthly fee of $20 thousands and certain reimbursements for traveling, lodging and other expenses on behalf of the Company, the payment of such compensation was deferred until the Company consummates an investment of at least $1.8 million in the Company’s securities.

In addition, on August 15, 2021, the board of directors of Cannovation determined to adjust the compensation of the Chairperson (and interim Chief Executive Officer), Ora Elharar Soffer, to $10 thousands per month, in each case retroactive to July 1, 2021. These amounts would be paid at such time as Cannovation shall become due and payable from, and such time as Cannovation shall have, available funds therefor and as part of the operating budget for a minimum period of 18 months.

As of December 31, 2021, and 2020, an amount of $499 thousands and $210 thousands, respectively, representing compensation earned by Ms. Elharar Soffer.

D.	Commencing in February 2020, Ilan Ben-Ishay, a director, is entitled to a monthly fee of $4 thousands and certain reimbursements for traveling lodging and vehicle expenses on behalf of the Company, the payment of such compensation was deferred until the Company consummates an investment of at least $1.8 million in the Company’s securities.

In addition, on August 15, 2021, the board of directors of Cannovation determined to adjust the compensation of Ilan Ben-Ishay, a director at Cannovation, to $2 thousands per month, in each case retroactive to July 1, 2021. These amounts would be paid at such time as Cannovation shall become due and payable from, and such time as Cannovation shall have, available funds therefor and as part of the operating budget for a minimum period of 18 months.

As of December, 31, 2021, and 2020, an amount of $86 thousands and $34 thousand, respectively representing compensation earned by Mr. Ben-Ishay.

CITRINE GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

E.	Commencing in May 2020, Ms. Halperin, CFO of the Company, was entitled to a monthly fee of an additional $4 thousands, resulting in an aggregate monthly fee (from the February 2020 agreement as detailed above) of $7 thousands, the payment of such compensation was deferred until the Company consummates an investment of at least $1.8 million in the Company’s securities.

In addition, on August 15, 2021, the board of directors of Cannovation determined to adjust the compensation of the chief financial officer, Ilanit Halperin at Cannovation, to $4 thousands per month, in each case retroactive to July 1, 2021. These amounts would be paid at such time as Cannovation shall become due and payable from, and such time as Cannovation shall have, available funds therefor and as part of the operating budget for a minimum period of 18 months.

As of December, 31, 2021, and 2020, an amount of $171 thousands and $66 thousand, respectively, representing compensation earned by Ms. Halperin.

F.	Commencing in March 2021, Adv. David Kretzmer, a director, is entitled to a monthly fee of $7 thousand and certain reimbursements for traveling lodging and vehicle expenses on behalf of the Company, the payment of such compensation was deferred until the Company consummates an investment of at least $1.8 million in the Company’s securities.

In addition, on August 15, 2021, the board of directors of Cannovation determined to adjust the compensation of David Kretzmer, a director at Cannovation, to $2 thousands per month, in each case retroactive to July 1, 2021. These amounts would be paid at such time as Cannovation shall become due and payable from, and such time as Cannovation shall have, available funds therefor and as part of the operating budget for a minimum period of 18 months.

As of December, 31, 2021, an amount of $82 thousands representing compensation earned by Adv. David Kretzmer.

G.	On August 15, 2021, the board determined to award a bonus to the Company’s Chairperson of the Board, CEO, CFO, officers, directors and senior management equal to two percent (2%) of any capital raise, subject to prior repayment of the outstanding convertible loans and so long as the payment thereof would be from available funds and part of the Company’s operating budget for a minimum period of 18 months. In addition, the Board agreed to a bonus Company’s Chairperson of the Board, CEO, CFO, officers, directors and senior management of 2% from operating profits which will become payable upon the fulfillment of certain specified targets that the Board will establish, subject to prior repayment of the outstanding convertible loans and so long as the payment thereof would be from available funds and as part of the Company’s operating budget for a minimum period of 18 months.

H.	On August 9, 2021, through its 60% owned subsidiary Cannovation Center Israel, the Company entered into an agreement with iBOT, pursuant to which iBOT agreed to manufacture a line of nutritional supplements for Cannovation, including packaging and storage (the “Manufacturing Agreement”). Under the Manufacturing Agreement, the parties will agree on the compensation terms for each manufacturing order that Cannovation submits to iBOT It is intended that the price payable to iBOT will be based on the cost of manufacture plus a specified premium to be fixed at the time of each order.

I.	On September 29, 2021, Citrine Global advanced to iBOT, a related party, a loan of $50 thousands with a 12 month maturity date. The loan bears interest at an effective annual interest rate of 12% as and is convertible, at the option of Citrine Global, into equity shares of iBOT at conversion rate equal to the lower of (i) 25% discount to the most recent round of capital raised by iBOT during the term of the loan and (ii) the rate specified in the framework agreement. In addition, Citrine Global is entitled to convert the outstanding loan, in whole or in part, to satisfy payments of amounts owed to iBOT under the services agreements between the parties. On October 8, 2021 the Company transferred a first tranche of $15 thousands.

CITRINE GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

J.	On November, 2021, the Company, Cannovation and CTGL – Citrine Global Israel Ltd., on the one hand (collectively the “Citrine Global Group”), and iBOT, on the other hand, entered into an Exclusive Strategic Collaboration and Alliance Agreement (the “Exclusive Rights Agreement”) pursuant to which iBOT granted to the Citrine Global Group, jointly and individually, exclusive world-wide rights, solely with respect to the cannabis market, to iBOT’s botanical formulas and nutritional supplements, including, the development, manufacture, distribution and sale of such products. The exclusive rights include the right of any of the Citrine Global Group to grant rights thereunder to third parties so long as such third parties shall agree to be bound by terms consistent with those contained in this Agreement. In consideration of the grant of the rights under the Exclusive Rights Agreement, Citrine Global Group granted to iBOT the exclusive right to manufacture in State of Israel (consistent with the terms of the Manufacturing Agreement) the botanical products. In addition, so long as iBOT is in compliance with the terms of this Agreement, in the event that the Citrine Global Group determines to manufacture botanical products outside of Israel, then iBOT is to be afforded the opportunity to perform such manufacturing for the Citrine Group at iBOT’s facility in Israel provided that iBOT complies with all of the terms and conditions relating to such manufacturing project, including the price per unit, delivery schedules, packaging requirements regulation and other relevant terms.

K.	See also Note 7A.

L.	See also Note 5.

NOTE 10 – INCOME TAX

A.	United States resident companies are taxed on their worldwide income for corporate income tax purposes at a statutory rate of 21%. No further taxes are payable on this profit unless that profit is distributed. If certain conditions are met, income derived from foreign subsidiaries is tax exempt in the United States under applicable tax treaties to avoid double taxation.

Income of the Israeli Subsidiary is taxable from 2018 and onwards, at corporate tax rate of 23%.

The Company and its Israeli Subsidiary have not received final tax assessments since the Israeli Subsidiary’s inception.

As of December 31, 2021, the Company and the Israeli Subsidiaries have carryforward losses for tax purposes of approximately $3,954 thousands and $337 thousands, respectively, which can be offset against future taxable income, if any.

CITRINE GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

B.	Composition of loss for the year:

	Year ended December 31
	2021	2020
	U.S. Dollars in thousands

U.S.	4,172	8,583
Israel	344	56
	4,516	8,639

C.	The following is reconciliation between the theoretical tax on pre-tax income, at the tax rate applicable to the Company (federal tax rate) and the tax expense reported in the financial statements:

	Year ended December 31
	2021	2020
	U.S. Dollars in thousands

Pretax loss	4,516	8,639
Federal tax rate	21%	21%
Income tax benefit computed at the ordinary tax rate	(948)	(1,814)
Non-deductible expenses	2	1
Stock-based compensation	96	1,559
Fair value adjustments	246	41
Tax in respect of differences in corporate tax rates	(6)	(1)
Change in valuation allowance	610	214
	-	-

D.	Deferred taxes result primarily from temporary differences in the recognition of certain revenue and expense items for financial and income tax reporting purposes. Significant components of the Company’s future tax assets are as follows:

	Year ended December 31
	2021	2020
	U.S. Dollars in thousands
Composition of deferred tax assets:
Non capital loss carry forwards	908	362
Other timing differences	64	-
Valuation allowance	(972)	(362)
	-	-

E.	Roll forward of valuation allowance

U.S. Dollars in thousands
Balance at January 1, 2020	2,041
Sale of subsidiary	(1,893)
Income tax expense	214
Balance at December 31, 2020	362
Income tax expense	610
Balance at December 31, 2021	972

NOTE 11 – LOSS PER ORDINARY SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the year. The weighted average number of shares of Common Stock used in computing basic and diluted loss per ordinary share for the years ended December 31, 2021 and 2020, are as follows:

	Year ended December 31
	2021	2020
	Number of shares

Weighted average number of shares of Common Stock outstanding attributable to ordinary shareholders	942,568,006	476,622,892
Total weighted average number of shares of Common Stock related to outstanding options, excluded from the calculations of diluted loss per share (*)	15,672,670	46,762

(*)	The effect of the inclusion of options and convertible loans in 2021 and 2020 is anti-dilutive.

CITRINE GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – SUBSEQUENT EVENTS

A.	On January 5, 2022, Citrine 9 LP, one of the Buyer entities (hereinafter “Citrine 9”) agreed to honor a Draw Down Notice (as defined in the Convertible Note Agreement) for, and has advanced to the Company, $180 thousands on the same terms and conditions as are specified in the Convertible Note Agreement (see note 5A above). The maturity date of the loan is the earlier of July 31, 2023 or at such time as the Company shall have consummated an investment of at least $5 million in Company securities. The annual interest on the loan continues to be nine percent (9%). The principal and interest payment on the Note shall be made in New Israeli Shekels (NIS) at the conversion rate which was in effect on the date on which the loan was advanced.

As provided for under the terms of the Convertible Note Agreement, Citrine 9 will be issued 6,666,667 Series A warrants and 6,666,667 Series B warrants for shares of common stock, where the Series A warrants are exercisable beginning July 5, 2022 through July 5, 2024 and the Series B warrants are exercisable beginning July 5, 2022 through July 5, 2025, in each case at an exercise price of $0.05 per share.

Additionally, on January 5, 2022, the Company and the Buyers entered into the Fourth Amendment to the Convertible Note Agreement pursuant to which the following was agreed to:

(i)	The principal and accrued interest on all outstanding loans shall be made in New Israeli Shekels (NIS) at the conversion rate which was in effect on the date on which the loan was advanced;

(ii)	The conversion price on all outstanding notes under the Convertible Note Agreement has been adjusted to a conversion price of $0.05 per share

(iii)	The exercise price on all outstanding warrants issued in connection with advances made under the Convertible Note Agreement has been adjusted to an exercise price of $0.05 per share.

B.	On February 8, 2022, Cannovation Ltd received from ILA a counter-signed development agreement to purchase rights for long term lease to 11,687 square meters of Land for purposes of building the Green Vision Center Israel, which is intended to include factories, laboratories, logistics and a distribution center for the medical cannabis, and botanicals industries.

C.	On March 30, 2022, the Company Board determined to allot the Bonus referred to in Note 9G as follows: 65% of such bonus amounts were allocated to the Company’s Chief Executive Officer, 25% to the Company’s Chief Financial Officer and 5% to one of the directors.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 15, 2022, the Board of Directors the Company dismissed Kesselman & Kesselman, certified public accountants, a member firm of PricewaterhouseCoopers International Limited (“PwC”), as the Company’s independent registered public accounting firm. On February 15, 2022, the Board appointed Somekh Chaikin, a member firm of the KPMG International, an independent registered public accounting firm (“KPMG”), to audit the consolidated financial statements of the Company and its subsidiaries for the fiscal year ended December 31, 2021 and to re-audit the consolidated financial statements of the Company and its subsidiaries for the fiscal year ended December 31, 2020.

PWC’s audit reports on the consolidated financial statements of the Company and its subsidiaries as of and for the fiscal years ended December 31, 2019 and 2020 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. During the fiscal years ended December 31, 2019 and 2020, and through February 15, 2022, there were no (i) disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K) between the Company and PwC on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to PwC’s satisfaction, would have caused it to make reference to the matter in conjunction with its report on the Company’s consolidated financial statements for the relevant year, or (ii) reportable events as defined in Item 304(a)(1)(v) of Regulation S-K except, as previously disclosed, for a material weakness in the Company’s internal control over financial reporting attributable to (A) inadequate segregation of duties consistent with control objectives and (B)ineffective controls over period-end financial reporting and disclosure processes, for the year ended December 31, 2019 which was remediated by the Company as of December 31, 2020.

During the fiscal years ended December 31, 2019 and 2020, and through February 15, 2022, neither the Company, nor anyone on behalf of the Company, consulted with KPMG with respect to either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the consolidated financial statements of the Company and its subsidiaries, and no written report or oral advice was provided by KPMG to the Company that KPMG concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue or (ii) any matter that was the subject of either a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

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

Based on the Company’s evaluation of the effectiveness of its disclosure controls and procedures as of December 31, 2021, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer , to allow timely decisions regarding required disclosure.

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

Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2021 as it identified no control deficiencies that constituted material weaknesses in the Company’s internal control over financial reporting, such that there is not a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Attestation Report of Registered Public Accounting Firm

Not applicable.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The Company’s directors hold office until the next annual general meeting of the stockholders or until their successors are elected and qualified. The Company’s officers are appointed by its board of directors and hold office until the earlier of their death, retirement, resignation, or removal.

The following table sets forth the names and ages of the members of the board of directors and the executive officers and the positions held by each as of April 5,2022.

Name	Age	Title
Ora Elharar Soffer	56	Chair of the Board and Chief Executive Officer

Ilanit Halperin	50	Director and Chief Financial Officer

Ilan Ben-Ishay	52	Director

Doron Birger	69	Director

David Kretzmer	69	Director

Ora Elharar Soffer has been serving as our Chair of the Board and Chief Executive Officer since February 2020. Ms. Elharar Soffer is the entrepreneur behind the company and also the head of strategic business development. Additionally, Ms. Elharar Soffer is the founder, CEO and chairperson of Cannovation Center Israel Ltd.

Ms. Elharar Soffer serves as director or advisory board member in various companies. Ms. Elharar Soffer is the co-founder and CEO of Citrine SAL Investment & Holdings an Israeli company, that invests in various fields of companies and technologies and include Citrine S A L Biotech Funds, which specializes in healthcare, wellness solutions, digital health, medical devices, food tech, botanical nutraceuticals, and more, and Citrine S A L High-Tech Funds, which specializes in high-tech, cyber, IoT, technologies and public companies. Citrine S A L invested in various companies such as Nicast Ltd., Nanomedic Ltd., WellBe Digital Ltd., Biocep Ltd., Improdia Ltd., Intelicanna Ltd., iBOT Israel Botanicals Ltd., Cannbit Pharmaceuticals Ltd. Novomic Ltd., Dario Health, BSP Medical, ICB - Israel China Biotechnology, and more.

Ms. Elharar Soffer serves as director on the management boards of Nicast Ltd., Nanomedic Ltd., Biocep Ltd., iBOT Israel Botanicals Ltd., Beezhome Technologies Ltd, Beyond Blade Ltd, Citrine SAL investment & holdings Ltd, Citrine SAL high tech Ltd and Citrine S A L Biotech Ltd.

Additionally, Ms. Elharar Soffer is a member of the Peres Center for Peace and Innovation and of Springboard Enterprises, a global organization accelerating women’s leadership in technology and biotech companies. Previously, Ora was Co-Founder and CEO of Chip PC Technologies, managing and leading the company from Startup stage to going public and becoming an international technology company. Ora was also co-founder of Xseed Ltd. that was sold to Elbit Systems and OR1 Investment Ltd. She is also an investor, shareholder and founder in Beezhome Technologies Ltd., Beyond Blade Ltd, Citrine S A L Group, and more. Ora is based in Israel.

Ilanit Halperin has been serving as our Chief Financial Officer since May 2020 and Director since February 2020. Ms. Halperin worked for over 21 years in one of the six largest accounting firms in Israel, for the last 11 years as a partner. She then set up her own office providing CPA and financial consulting and management services. For many years Ms. Halperin has accompanied public and private companies in Israel and abroad in diverse sectors, including industrial companies, real estate companies, technology companies, tourism companies and more. Ms. Halperin has extensive experience in auditing and preparing financial statements according to Israeli, international (IFRS) and US GAAP standards. Ms. Halperin specializes in accompanying early and mature stage companies, providing, inter alia, tax advice, general financial consulting, assistance in preparing business plans, and assistance and accompaniment with investors, private placements and IPOs in Israel and the USA. Ms. Halperin has many years of experience accompanying NASDAQ and OTC-traded companies.

Ilan Ben-Ishay has been serving as a director since February 2020. Mr. Ben-Ishay is a diligent businessman, director, advisory board member, investor, owner and CEO with over 25 years of experience in taxation, finance and insurance, specialized in advising and leading customers, both private and institutional, on strategy, investment, capital raising, financing, M&As and IPOs. Mr. Ben-Ishay is a Major in the IDF Reserves. Mr. Ben-Ishay is CEO and co-founder of Neto Financial Planning, http://www.neto-finance.co.il, which has been operating for over 27 years and is one of the largest companies in the Israeli private and business financial planning and insurance industry. Neto has thousands of loyal customers, which it has been accompanying for many years, providing financial advisory services in respect of products with a market worth of over $3 billion. Mr. Ben-Ishay is chairman and co-founder of WealthStone Holdings Group (“WealthStone”), http://www.wealthstone.co.il/, a long-standing investment body with extensive financial knowledge and experience. WealthStone specializes in alternative investments, real estate, technology and hedge funds, and manages more than half a billion dollars in investments in Israel alone. In addition, Mr. Ben-Ishay is co-founder and an active board member of Superb Reality, which integrates machine learning, vision algorithms, AI, imaging optics and 3D into AR and VR imaging devices, and is investor and shareholder in Nicast Ltd., Nanomedic Ltd., and more. Mr. Ben-Ishay completed accounting studies and is an authorized pension insurance consultant. Mr. Ben-Ishay is based in Israel.

Doron Birger has been serving as a director since September 2020. Mr. Birger currently serves as the chairman of the board of directors of Intelicanna (TASE:INTL), and Matricelf (TASE: MTLF) and as a director of Icecure Medical Ltd. (NASDAQ and TASE:ICCM), Kadimastem Ltd. (TASE:KDST), Pluristem (NASDAQ and TASE: PSTI) and Hera Med Ltd (ASX:HMD). Mr. Birger also serves as chairman and director of several private companies in Israel in the hi-tech sector mainly in the medical device field. From 2002 to 2007, Mr. Birger served as the chairman of the board of directors of Given Imaging Ltd. and later on as board member until February 2014. Mr. Birger served as chief executive officer of Elron Electronic Industries, Ltd., or Elron, from August 2002 to April 2009. Prior to that, he held other executive positions at Elron, including President since 2001, Chief Financial Officer from 1994 to August 2002, and Corporate Secretary from 1994 to 2001. Mr. Birger is a director of variety of non-profit organizations in Israel. Mr. Birger holds a B.A. and an M.A. in economics from the Hebrew University Jerusalem. Mr. Birger is based in Israel.

David Kretzmer was appointed as director in April 2021. Mr. Kretzmer is an experienced international commercial lawyer and litigator with more than 35 years of experience in international litigation and transactions concentrated on commercial law, property development and syndication, real estate law, corporate law, contracts, international trade, securities brokerage, investment banking, corporate restricting, and corporate development. In addition to his position as a director in our Company, Mr. Kretzmer is a senior partner in the law firm of Kretzmer and Associates PLLC in New York as well as the law firm Kretzmer and Associates in Tel Aviv.

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

Section 16(a) Compliance

Section 16(a) of the Securities and Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own beneficially more than ten percent (10%) of the Company’s Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Company pursuant to Section 16(a). No delinquent reports were filed during 2021 by the Company’s officers and directors and ten percent (10%) stockholders.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth the total compensation received for services rendered in all capacities to our Company for the last two fiscal years, which was awarded to, earned by, or paid to our Chief Executive Officer and Chief Financial Officer, who are our only serving officers, whose total compensation exceeded $100,000 during 2021, which we refer to collectively as our “Named Executive Officers.”

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Option Awards ($)(3)	All other compensation ($)	Total ($)

Ora Elharar Soffer, Chairperson of the Board and Chief Executive Officer	2021	300,000	-	-	-	300,000	(4)
	2020	235,000	-	-	-	235,000

Ilanit Halperin, Director and Chief Financial Officer (5)	2021	66,000	-	-	-	66,000	(6)
	2020	28,000	-	-	-	28,000

(1) Represents monthly retainer payments.

(2) Represents one-time discretionary cash bonuses to each of the executive officers.

(3) Represents stock-based compensation.

(4) Of this amount, $300,000 represent compensation earned by Ms. Elharar Soffer during the year ended December 31, 2021 but that was deferred until the Company consummated an investment of at least $1.8 million in the Company’s securities.

(5) Ilanit Halperin was appointed Chief Financial Officer on May 27, 2020.

(6) Of this amount, $66,000 represent compensation earned by Ms. Halperin during the year ended December 31, 2021 but was deferred until the Company consummated an investment of at least $1.8 million in the Company’s securities.

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

In addition, on August 15, 2021, the board of directors of Cannovation Center Israel determined to adjust the compensation of the Chairperson (and interim Chief Executive Officer), Ora Elharar Soffer, to $10,000 per month, in each case retroactive to July 1, 2021. These amounts would be paid at such time as Cannovation Center shall become due and payable from, and such time as Cannovation Center Israel shall have, available funds therefor and as part of the operating budget for a minimum period of 18 months.

Further, on August 15, 2021, the board determined to award a bonus to the Company’s Chairperson of the Board, CEO, CFO, officers, directors and senior management equal to two percent (2%) of any capital raise, subject to prior repayment of the outstanding convertible loans and so long as the payment thereof would be from available funds and part of the Company’s operating budget for a minimum period of 18 months. In addition, the Board agreed to a bonus Company’s Chairperson of the Board, CEO, CFO, officers, directors and senior management of 2% from operating profits which will become payable upon the fulfillment of certain specified targets that the Board will establish, subject to prior repayment of the outstanding convertible loans and so long as the payment thereof would be from available funds and as part of the Company’s operating budget for a minimum period of 18 months. On March 30, 2022, it was agreed that Ms. Soffer would receive 65% of the allotted amount.

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

On August 15, 2021, the Company’s board determined to award to Ms. Halperin options under the 2018 Plan to purchase up to 9,425,680 shares of common stock, at a per share exercise price of $0.05. The options vest over a two year period, in eight (8) equal installments, with the first instalment vesting on the third month anniversary of Ms. Halperin’s start date of February 27, 2020. As of the date of this report, the entirety of the options have vested. In addition, on August 15, 2021, the board of directors of Cannovation Center Israel determined to adjust the compensation of the chief financial officer, Ilanit Halperin, to $4 per month, in each case retroactive to July 1, 2021. These amounts would be paid at such time as Cannovation Center shall become due and payable from, and such time as Cannovation Center Israel shall have, available funds therefor and as part of the operating budget for a minimum period of 18 months. On March 30, .2022, it was agreed that Ms. Halperin would receive 25% of the allotted amount.

Outstanding Equity Awards at December 31, 2021

The following table sets forth information concerning equity awards held by each of our Named Executive Officers as of December 31, 2021.

Name	Number of Securities Underlying Options (#) Exercisable	Number of Securities Underlying Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Securities Underlying RSUs (#) Unvested	Market Value of Shares or Units of Stock That Have Not Vested $
Ilanit Halperin,	9,425.680		$0.05	8/15/2032
Chief Financial Officer

Director’s Compensation

The following table provides certain information concerning the compensation for services rendered in all capacities by each director serving on the Company’s board of directors during the year ended December 31, 2021.

Name	Fee Earned or Paid in Cash($)	Option Awards($)(1)	All Other Compensation($)(2)	Total ($)
Ora Elharar Soffer	-	-	-	-	(3)
Ilanit Halperin	42,000	203,000	-	245,000	(4)
Ilan Ben-Ishay	56,000	-	-	56,000	(5)
David Kretzmer	82,000	154,000	-	236,000	(6)
Doron Birger	19,000	47,000	-	66,000

(1) In accordance with SEC rules, the amounts in this column reflect the fair value on the grant date of the option awards granted to the named executive, calculated in accordance with ASC Topic 718. Stock options were valued using the Black-Scholes model. The grant-date fair value does not necessarily reflect the value of shares which may be received in the future with respect to these awards. The grant-date fair value of the stock options in this column is a non-cash expense for us that reflects the fair value of the stock options on the grant date and therefore does not affect our cash balance. The fair value of the stock options will likely vary from the actual value the holder receives because the actual value depends on the number of options exercised and the market price of our Common Stock on the date of exercise. For a discussion of the assumptions made in the valuation of the stock options, see Note 7to this Annual Report on Form 10-K for the year ended December 31, 2021.

(2) Payments are pursuant to the consulting agreements.

(3) See in the Executive Compensation table above a discussion about Ora Elharar Soffer, the Company’s Chairperson of the Board and Chief Executive Officer’s executive compensation.

(4) See in the Executive Compensation table above a discussion about Ilanit Halperin, the Company’s Chief Financial Officer’s executive compensation.

(5) Of this amount, $56,000 represent compensation earned by Ilan Ben-Ishay during the year ended December 31, 2021 but that was deferred until the Company consummated an investment of at least $1.8 million in the Company’s securities.

(6) Of this amount, $82,000 represent compensation earned by David Kretzmer during the year ended December 31, 2021 but that was deferred until the Company consummated an investment of at least $1.8 million in the Company’s securities.

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

In addition, on August 15, 2021, the board of directors of Cannovation Center Israel determined to adjust the compensation of Ilan Ben-Ishay, director, to $2,000 per month, in each case retroactive to July 1, 2021. These amounts would be paid at such time as Cannovation Center shall become due and payable from, and such time as Cannovation Center Israel shall have, available funds therefor and as part of the operating budget for a minimum period of 18 months.

On March 30, .2022, it was agreed that Mr. Ben-Ishay would receive 5% of the allotted amount of the above referenced bonus.

Consulting Arrangement with David Kretzmer

Commencing in March 2021, Adv. David Kretzmer, a director, is entitled to a monthly fee of $7,000 and certain reimbursements for traveling lodging and vehicle expenses on behalf of the Company.

On August 15, 2021, the Company’s board determined to award to Mr. Kretzmer options under the 2018 Plan to purchase up to 9,425,680 shares of common stock, at a per share exercise price of $0.05. The options vest over a two year period, in eight (8) equal installments, with the first instalment vesting on the third month anniversary of Mr. Kretzmer start date of March 1, 2020. As of the date of this report, the entirety of the options have vested.

In addition, on August 15, 2021, the board of directors of Cannovation Center Israel determined to adjust the compensation of David Kretzmer, director, to $2,000 per month, in each case retroactive to July 1, 2021. These amounts would be paid at such time as Cannovation Center shall become due and payable from, and such time as Cannovation Center Israel shall have, available funds therefor and as part of the operating budget for a minimum period of 18 months.

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

As of February 2022, the shares reserved for issuance under the 2018 Stock Incentive Plan was increased to 90,000,000 shares of common stock .

As of March 31, 2021, the total number of shares of common stock issuable under the 2018 Plan, either directly as stock awards or underlying options was 23,582,200 shares of common stock.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

As of March 31, 2022, there were 942,568,006 shares of common stock outstanding, excluding shares of common stock issuable in connection with the exercise of outstanding warrants or outstanding options. The voting rights of all stockholders are the same.

The following table sets forth certain information as of March 31, 2021, concerning the number of shares of common stock beneficially owned, directly or indirectly, by:

●	each person, or group of affiliated persons, known to us to beneficially own more than 5% of our outstanding ordinary shares;

●	each of our directors;

●	each of our executive officers; and

●	all of our directors and executive officers serving as of March 31, 2022, as a group.

Beneficial ownership is determined in accordance with the rules of the SEC based on voting and investment power with respect to such shares. Shares subject to options or warrants that are currently exercisable or exercisable within 60 days of March 31, 2022, are deemed to be outstanding and to be beneficially owned by the person holding such options or warrants for the purpose of computing the percentage ownership of such person. However, such shares are not deemed to be outstanding and to be beneficially owned for the purpose of computing the percentage ownership of any other person. All information with respect to the beneficial ownership of any principal stockholder has been furnished by such stockholder or is based on our filings with the SEC and, unless otherwise indicated below, we believe that persons named in the table have sole voting and sole investment power with respect to all the shares of common stock as beneficially owned, subject to community property laws, where applicable. Unless otherwise noted below, each shareholder’s address is c/o Citrine Global, Corp., 4 Haogen Street, Herzelia, Israel.

Name of Beneficial Owner	Common Stock Beneficially Owned		Percentage of Common Stock Owned
Principal Stockholders:
Ora Elharar Soffer (1)	427,033,045		45.31%
Yaron Pitaru (2)	183,726,546		19.49%
Edan Moshe Katz (3)	87,783,913		9.31%
Ilan Ben-Ishay (4)	80,331,896		8.52%
Executive Officers and Directors:
Ora Elharar Soffer	427,033,045		45.31%
Ilan Ben-Ishay	80,331,896		8.52%
Ilanit Halperin	10,836,784	(5)	1.14%
Doron Birger	1,774,065	(6)	0.19%
David Kretzmer	9,426,680	(6)	0.5%
All directors and executive officers as a group (five persons)	529,402,470		55.66%

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

(5) Comprised of 1,411,104 shares of common stock and 9,426,680 shares issuable upon exercise of options.

(6) Shares of common stock issuable upon exercise of stock options

Equity Compensation Plan Information

See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Securities Authorized for Issuance under Equity Compensation Plans.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

Except as set out below, since January 1, 2020 there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

●	any director or executive officer of our company;
●	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;
●	any promoters and control persons; and
●	any member of the immediate family (including spouse, parents, children, siblings and in laws) of any of the foregoing persons.

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

On June 24, 2021, the Company received from Citrine 8 LP, a related entity, a convertible loan of $350 made under and pursuant to the CL Agreement. Citrine agreed to honor a Draw Down Notice for, and advanced to the Company, $350, under the terms of the CL Agreement. As provided for under the terms of the CL Agreement, Citrine 8 LP was also issued 10,500,105 A warrants and 10,500,105 B warrants for shares of common stock, where the A warrants are exercisable beginning December 24, 2021 through December 24, 2023 and the B warrants, in each case at a per share exercise price of $0.10.

On August 13, 2021, the Company and the holders of $1,520 in principal amount under the CL Agreement as detailed in Note 5A and 5B above, entered into an additional agreement pursuant to which, among other things, the following terms were effected:

(i)	Extension of the maturity date on the Outstanding CL Notes to July 31, 2023, provided, that if the Company consummates prior to maturity an investment of at least $5 million of the Company’s securities, then the Company shall repay the principal amount and accrued interest of the Notes from such proceeds;
(ii)	Amendment of the conversion price on the Outstanding CL Notes to a fixed conversion price of $0.10 per share; and
(iii)	Confirming the agreement of the holders of the Outstanding CL Notes to honor draw down notice for balance of remainder of the $1,800 originally committed to under the CL Agreement (i.e., $280) through March 31, 2022.

on January 5, 2022, Citrine 9 LP, one of the Buyer entities (hereinafter “Citrine 9”) agreed to honor a Draw Down Notice (as defined in the Convertible Note Agreement) for, and has advanced to the Company, $180,000 on the same terms and conditions as are specified in the Convertible Note Agreement. The maturity date of the loan is the earlier of July 31, 2023 or at such time as the Company shall have consummated an investment of at least $5 million in Company securities. The terms of the advances under the Convertible note agreement were previously disclosed by the Company in Current Reports on Form 8-K filed on each of April 21, April 23, June 12, 2020 and June 24, 2021. The annual interest on the loan continues to be nine percent (9%). The principal and interest payment on the Note shall be made in New Israeli Shekels (NIS) at the conversion rate which was in effect on the date on which the loan was advanced.

As provided for under the terms of the Convertible Note Agreement, Citrine 9 will be issued 6,666,667 Series A warrants and 6,666,667 Series B warrants for shares of common stock, where the Series A warrants are exercisable beginning July 5, 2022 through July 5, 2024 and the Series B warrants are exercisable beginning July 5, 2022 through July 5, 2025, in each case at an exercise price of $0.5 per share.

Additionally, on January 5, 2022, the Company and the Buyers entered into the Fourth Amendment to the Convertible Note Agreement pursuant to which the following was agreed to:

(i)	The principal and accrued interest on all outstanding loans shall be made in New Israeli Shekels (NIS) at the conversion rate which was in effect on the date on which the loan was advanced;

(ii)	The conversion price on all outstanding notes under the Convertible Note Agreement has been adjusted to a conversion price of $0.05 per share

(iii)	The exercise price on all outstanding warrants issued in connection with advances made under the Convertible Note Agreement has been adjusted to an exercise price of $0.05 per share.

Agreements with Intelicanna

On May 31, 2020, we entered into a strategic partnership with Intelicanna via a share exchange agreement and an agreement for future issuance of shares. Furthermore, on June 25, 2020, the Citrine Global Israel has entered into a services agreement with Intelicanna to provide business development and consulting services to Intelicanna, including assistance with raising financing. Also on June 25, 2020, to assist Intelicanna to raise the first NIS 1 million towards the up to NIS 15 million mentioned in the Services Agreement, the Company and the Israeli Subsidiary entered into an agreement to grant Intelicanna NIS 1 million in cash (approximately USD 290 thousand) in direct financing for working capital purposes. On July 9, 2020, we transferred to Intelicanna NIS 500 thousand (approximately $145 thousand) on account of the above loan. In March 2021, Intelicanna repaid the loan with the 12% annual interest. On September 17, 2020 we issued to Intelicanna 2,143,470 shares of common stock in exchange for 619,589 of Intelicanna’s ordinary shares. Ilanit Halperin, a director and the Chief Financial Officer of the Company, is also the Chief Financial Officer of Intelicanna. Doron Birger, a director of ours, is the chairman of the board of directors of Intelicanna effective April 2021. Between August 3 – 9, 2021, we sold to an unrelated third party in an off market transaction 619,589 ordinary shares of Intelicanna for aggregate gross proceeds to the Company of 1,260,611 NIS (approximately $391,500 based on the current exchange rate). Following the sale, the Company no longer holds any Intelicanna shares. As previously reported, the Company obtained the Intelicanna shares in a share exchange agreement entered into with Intelicanna in September 2020. The Company’s decision to sell the Intelicanna shares was taken, in part, to avoid being subject to the terms of the Investment Company Act of 1940. In addition, on May 31, 2020, we entered into an agreement with Intelicanna for future issuance of shares. The agreement for future issuance of shares provides that a fall in a share price of a party, not exceeding 20%, measured six months after issuance of shares by both parties pursuant to a separate share exchange agreement, will be offset by the issuance of additional shares to the other party to bring up to $500 thousand the total value of the shares issued to the other party. On August 15, 2021, the Company’s board of directors determined that it is required to issue to Intelicanna 535,867 shares of the Company’s common stock and has authorized the issuance of such shares to Intelicanna.

Share Purchase Agreement with Nanomedic

On June 22, 2020, we entered into a share purchase agreement with Nanomedic as part of an A-1 funding round open only to existing Nanomedic shareholders and their affiliates. We paid $450,000 for A-1 preferred shares of Nanomedic and also received warrants to purchase A-1 preferred shares. Such investment represents a holding of approximately 3.3% in Nanomedic. The round raised approximately $2.2 million in total. Citrine S A L Group were already beneficial shareholders of Nanomedic immediately prior to the A-1 funding round. Ilan Ben-Ishay, a director of the Company was already a beneficial shareholder of Nanomedic immediately prior to the A-1 funding round. Ora Elharar Soffer, our chairperson and CEO, was already a director of both Nanomedic and its Israeli parent company, Nicast Ltd. immediately prior to the A-1 funding round, and she was also already a beneficial shareholder of Nanomedic immediately prior to the A-1 funding round.

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

Compensation Arrangements with Officers and Directors

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

On August 15, 2021, the board of directors of Cannovation Center Israel determined to adjust the compensation of the founder and chairperson, Ora Elharar Soffer, to $10,000 per month, and that of the chief financial officer, Ilanit Halperin, to $4,000 per month, and that of Ilan Ben-Ishay and David Kretzmer, directors, to $2,000 per month, in each case retroactive to July 1, 2021. These amounts would be paid at such time as they shall become due and payable from and as Cannovation Center Israel shall have available funds therefor.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Background

On February 15, 2022, the Board of Directors of the Company dismissed Kesselman & Kesselman, certified public accountants, a member firm of PricewaterhouseCoopers International Limited (“PwC”), as the Company’s independent registered public accounting firm. On February15, 2022, the Board appointed Somekh Chaikin, Tel Aviv, Israel, PCAOB ID 1057, a member firm of KPMG International as our independent registered public accounting firm, to audit the consolidated financial statements of the Company and its subsidiaries for the fiscal year ended December 31, 2021 and to re-audit the consolidated financial statements of the Company and its subsidiaries for the fiscal year ended December 31, 2020.

Principal Accounting Fees and Services

The following table presents the fees for professional audit services rendered by PWC for the audit of the Registrant’s annual financial statements for the year ended December 31, 2020 and KPMG for 2021.

	2021	2020
	($ in thousands)
Audit fees (1)	$85	$100
Audit-related fees (2)	-	-
Tax fees (3)	$5	$--
All other fees	-	-
Total:	$90,	$100

(1)	Audit fees consist of audit and review services, consents and review of documents filed with the SEC. The fee for 2021 also includes services rendered in connection with the re-audit of the financial statements for the year ended December 31, 2020.

(2)	Audit-related fees consist of assistance and discussion concerning financial accounting and reporting standards and other accounting issues.

(3)	Tax fees consist of preparation of federal and state tax returns, review of quarterly estimated tax payments, and consultation concerning tax compliance issues.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report

(1)	Financial Statements

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

Exhibit No.	Description

3.1	First Amended and Restated Certificate of Incorporation of the Registrant, effective as of January 9, 2019 (incorporated by reference to the annual report on Form 10-K filed by the Company on March 28, 2019).

3.2	Amended and Restated Bylaws of the Registrant, effective as of November 2018 (incorporated by reference to the annual report on Form 10-K filed by the Company on March 28, 2019).

4.1*	Description of the Registrant’s Securities

4.2*	Convertible Promissory Note Dated June 21, 2021

4.3*	Convertible Promissory Note Dated December 28, 2021

10.1+	2017 Employee Incentive Plan (incorporated by reference from our Form 10-K filed April 2, 2018).

10.2+	Form of Stock Option Award Letter under the 2017 Employee Incentive Plan (incorporated by reference from our Form 10-K filed April 2, 2018).

10.3+	2018 Stock Incentive Plan (incorporated by reference to the annual report on Form 10-K filed by the Company on March 28, 2019).

10.4	Share Purchase Agreement between the Registrant, Novomic Ltd. and Traistman Radziejewski Fundacja Ltd. dated January 6, 2020 (incorporated by reference to the Current Report on Form 8-K filed by the Company on January 9, 2020).

10.5	Common Stock Purchase Agreement between the Registrant, Citrine S A L Investment & Holdings Ltd. and others dated January 6, 2020 (incorporated by reference to the Current Report on Form 8-K filed by the Company on January 9, 2020).

10.6	Amended and Restated Common Stock Purchase Agreement between the Registrant, Citrine S A L Investment & Holdings Ltd. and others dated February 23, 2020 (incorporated by reference to the Current Report on Form 8-K filed by the Company on February 27, 2020).

10.7	Convertible Note Purchase Agreement between the Registrant, Citrine S A L Investment & Holdings Ltd. and others dated April 1, 2020 (incorporated by reference to the Current Report on Form 8-K filed by the Company on April 2, 2020).

10.8	Form of Amendment 1 to Convertible Note Purchase Agreement between the Registrant, Citrine S A L Investment & Holdings Ltd. and others dated June 12, 2020 (Series A Warrants and Series B Warrants) (incorporated by reference to the Current Report on Form 8-K filed by the Company on June 12, 2020).

10.9	Form of Amendment 2 to Convertible Note Purchase Agreement between the Registrant, Citrine S A L Investment & Holdings Ltd. and others dated April 12, 2021 (incorporated by reference to the annual report on Form 10-K filed by the Company on April 15, 2021).

10.10	Share Exchange Agreement between the Registrant and Intelicanna Ltd., dated May 31, 2020 (Hebrew version) (incorporated by reference to the annual report on Form 10-K filed by the Company on April 15, 2021).

10.11	Form of Subscription Agreement between the Registrant and Nanomedic Technologies Ltd., dated June 22, 2020 (incorporated by reference to the annual report on Form 10-K filed by the Company on April 15, 2021).

10.12	Loan Agreement between the Registrant, CTGL – Citrine Global Israel Ltd. and Intelicanna Ltd., dated June 25, 2020 (Hebrew version) (incorporated by reference to the annual report on Form 10-K filed by the Company on April 15, 2021).

10.13+	Consulting Agreement between the Registrant and Ora Elharar Soffer, dated July 2020 (incorporated by reference to the annual report on Form 10-K filed by the Company on April 15, 2021).

10.14+	Consulting Agreement between the Registrant and Ilanit Halperin, dated July 2020 (incorporated by reference to the annual report on Form 10-K filed by the Company on April 15, 2021).

10.15+	Consulting Agreement between the Registrant and Ilan Ben-Ishay, dated July 2020 (incorporated by reference to the annual report on Form 10-K filed by the Company on April 15, 2021).

10.16*	Third Amendment to Convertible Note Purchase Agreement between the Registrant, Citrine S A L Investment & Holdings Ltd. and others dated August 13, 2021

23.1*	Consent of Somekh Chaikin, Certified Public Accountant (Isr.), a member firm of KPMG International Limited, independent registered public accounting firm for the Registrant.

31.1*	Certification of chief executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of chief financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of chief executive officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of chief financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Financial information from Citrine Global Corp’s Annual Report on Form 10-K for the year ended December 31, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Management contract or compensatory plan or arrangement
*	Filed herewith
**	Furnished herewith

ITEM 16. SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

Citrine Global, Corp.

By:	/s/ Ora Elharar Soffer
Ora Elharar Soffer
Chair of the Board and Chief Executive Officer
(Principal Executive Officer)

Date:	April 8, 2022

By:	/s/ Ilanit Halperin
Ilanit Halperin
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

Date:	April 8, 2022

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

Signature	Title	Date

/s/ Ora Elharar Soffer	Chair of the Board of Directors and Chief Executive Officer	April 8, 2022
Ora Elharar Soffer	(Principal Executive Officer)

/s/ Ilanit Halperin	Director and Chief Financial Officer	April 8, 2022
Ilanit Halperin	(Principal Financial Officer and Principal Accounting Officer)

/s/ Ilan Ben-Ishay	Director	April 8, 2022
Ilan Ben-Ishay

/s/ Doron Birger	Director	April 8, 2022
Doron Birger

/s/ David Kretzmer	Director	April 8, 2022
David Kretzmer

