Form 10-Q
period 2022-03-31
CITRINE GLOBAL, CORP.
filed 2022-05-16
CIK 1498067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period ended March 31, 2022; or

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

As of May 13, 2022, 942,568,006 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

CITRINE GLOBAL, CORP

Form 10-Q

March 31, 2022

2

CITRINE GLOBAL, CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2022

3

CITRINE GLOBAL, CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2022

U.S. DOLLARS IN THOUSANDS

CITRINE GLOBAL, CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
	(Unaudited)
A s s e t s
Current Assets
Cash and cash equivalents	293	270
Restricted cash	9	10
Short-term loan granted to others	16	15
Prepaid expenses	17	30
Other current assets	51	24
Total Current assets	386	349

Non-current assets
Investments valued under the measurement alternative	450	450
Property and equipment, net	255	256
Total non-current assets	705	706
T o t a l assets	1,091	1,055

Liabilities and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	228	226
Accrued compensation	1,004	838
Total current liabilities	1,232	1,064

Convertible component in convertible notes	397	-

Convertible notes	1,655	1,431

T o t a l liabilities	3,284	2,495

Stockholders’ Deficit
Common stock, par value $0.0001 per share, 1,500,000,000 shares authorized at March 31, 2022 and December 31, 2021; 942,568,006 shares issued and outstanding at March 31, 2022 and December 31, 2021	94	94
Additional paid-in capital	22,043	22,073
Stock to be issued	44	44
Accumulated deficit	(24,486)	(23,757)
Accumulated other comprehensive income	112	106
T o t a l stockholders’ deficit	(2,193)	(1,440)
T o t a l liabilities and stockholders’ deficit	1,091	1,055

The accompanying notes are an integral part of the condensed consolidated financial statements.

CITRINE GLOBAL, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(U.S. dollars in thousands, except share and per share data)

	Three months ended
	March 31
	2022	2021
	(Unaudited)

Research and development expenses	(25)	-
Marketing, general and administrative expenses	(315)	(1,975)
Operating loss	(340)	(1,975)
Financing expenses, net:
Expenses related to convertible loan terms	(379)	(122)
Other financing expenses, net	(10)	(3)
Financing expenses, net	(389)	(125)

Net loss attributable to common stockholders	(729)	(2,100)

Loss per common stock (basic)	(0.00)	(0.00)

Basic weighted average number of shares of common stock outstanding	942,568,006	942,568,006

Comprehensive loss:
Net loss	(729)	(2,100)
Other comprehensive income attributable to foreign currency translation	6	-
Comprehensive loss	(723)	(2,100)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CITRINE GLOBAL, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(U.S. dollars in thousands, except share and per share data)

	Redeemable convertible preferred stock		Common stock		Additional paid-in	Stock to be	Accumulated	Accumulated other comprehensive	Total stockholders’
	Stock	Amount	Stock	Amount	capital	issued	deficit	income	deficit
BALANCE AT DECEMBER 31, 2021	-	-	942,568,006	94	22,073	44	(23,757)	106	(1,440)
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED MARCH 31, 2022:
Extinguishment of convertible note	-	-	-	-	(162)	-	-	-	(162)
Warrants issued in connection with convertible notes	-	-	-	-	100	-	-	-	100
Share based compensation					32				32
Other comprehensive income								6	6
Net loss for the period	-	-	-	-	-	-	(729)	-	(729)
BALANCE AT MARCH 31, 2022 (unaudited)	-	-	942,568,006	94	22,043	44	(24,486)	112	(2,193)

	Redeemable convertible preferred stock		Common stock		Additional paid-in	Stock to be	Accumulated	Accumulated other comprehensive	Total stockholders’
	Stock	Amount	Stock	Amount	capital	issued	deficit	income	deficit
BALANCE AT DECEMBER 31, 2020	-	-	942,568,006	94	20,414	30	(19,241)	106	1,403
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED MARCH 31, 2021:
Net loss for the period	-	-	-	-	-	-	(2,100)	-	(2,100)
BALANCE AT MARCH 31, 2021 (unaudited)	-	-	942,568,006	94	20,414	30	(21,341)	106	(697)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CITRINE GLOBAL, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands, except share and per share data)

	Three months ended
	March 31,
	2022	2021
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(729)	(2,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1	1
Finance expenses, net	3	-
Financial expenses with respect to convertible notes and loans	378	95
Share based payment	32	1,736
Fair value adjustment of liability in connection with stock exchange agreement	-	23
Changes in fair value of marketable securities	-	1
Changes in operating assets and liabilities:
Increase in inventory	(18)	-
Prepaid and other current assets	4	7
Accounts payable and accrued expenses	168	156
Net cash used in operating activities	(161)	(81)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(4)	-
Repayments of short-term loan granted to others	-	164
Net cash provided by (used in) investing activities	(4)	164

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of secured promissory note	180	-
Net cash provided by financing activities	180	-

Effect of exchange rates on cash and cash equivalents	7	-

Net increase in cash and cash equivalents	22	83

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	280	206

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	302	289
Supplemental disclosure of cash flow information:
Non-cash transactions:
Fair Value of convertible component in convertible loan	(48)	-
Warrants issued in connection with convertible notes	(100)	-
Extinguishment of convertible notes	(162)	-

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

On August 4, 2020, the Board of the Company approved for the Company and its Israeli Subsidiary to proceed with preparations for investing in iBOT Israel Botanicals Ltd., an Israeli nutritional supplements’ company developing and manufacturing botanical formulas and nutritional supplements for custom & contract manufacturing for leading botanical companies (“iBOT”). iBOT has a manufacturing facility for a wide range of botanical formulations. iBOT’s manufacturing facility is approved by the Israeli Ministry of Health and is GMP-certified, ISO9001-certified and HACCP certified by IQC. The principal shareholders and control persons of iBOT are the Company’s Chief Executive Officer and a Company director. On August 4, 2020, the Board of Directors approved for the Company and Citrine Global Israel to proceed with preparations for investing in iBOT. On August 9, 2021, through the 60% owned subsidiary Cannovation Center Israel, the Company entered into an agreement with iBOT pursuant to which iBOT agreed to manufacture a line of nutritional supplements for Cannovation Center Israel, including packaging and storage. On September 29, 2021, the Company agreed to advance to iBOT, up to $50 thousands with a 12 month maturity date and the Company transferred, as a first tranche, $15 thousands on October 8, 2021. The loan bears interest at an effective annual interest rate of 12% as and is convertible, at the option of Citrine Global, into equity shares of iBOT at conversion rate equal to the lower of (i) 25% discount to the most recent round of capital raised by iBOT during the term of the loan and (ii) the rate specified in the framework agreement]. In addition, the agreement provided that the Israeli subsidiary is entitled to convert the outstanding loan, in whole or in part, to satisfy payments of amounts owed to iBOT under the services agreements between the parties

In October 2021, iBOT granted to Citrine Global Group, a pre-emption right to any equity or equity linked securities that iBOT proposes to issue to an unrelated third party with aggregate gross proceeds to the Company exceeding $1 million or which will result in a change in control in iBOT following such issuance, then iBOT is to give to the Citrine Global Group written notice of such proposed issuance and the relevant terms thereof and the Citrine Global Group shall have ten (10) days thereafter to determine if it elects to purchase a minimum of 51% of the proposed issuance on the price and other terms specified in the notice sent by iBOT (the “Pre-Emption Right”). If the Citrine Global Group elects to exercise the Pre-Emption Right, such purchase is to take place at no more than 90 days following the expiration of the 10 day notice period to the Citrine Global Group. Any iBOT securities of the Pre-Emption Right that Citrine Global Group elects to not purchase are to be sold by not later than 90 days following the end of the Citrine Global Group’s notice period and if such shares are not sold to such third party within the 90 day period, the Pre-Emption right shall apply to any subsequent proposed issuance. The preemption right does not apply to certain specified exceptions.

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

NOTE 1 - GENERAL (cont.)

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

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q. In the opinion of management, the financial statements presented herein have not been audited by an independent registered public accounting firm but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the three months ended March 31, 2022. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2022.

Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Fair value (cont.)

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Balance as of March 31, 2022
	Level 1	Level 2	Level 3	Total
	US$ in thousands
Liabilities:
Fair value of convertible component in convertible notes	-	-	397	397
Total liabilities	-	-	397	397

The following table presents the changes in fair value of the level 3 liabilities for the period ended March 31, 2022:

Changes in Fair value
US$ in thousands
Liabilities:
Outstanding at December 31, 2021	-
Initial recognition of equity component as part of modification in note terms	162
Initial recognition of convertible component as part of convertible notes issued	48
Changes in fair value	187
Outstanding at March 31, 2022	397

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (cont.)

Recent Accounting Pronouncements

On October 1, 2021, the Company early adopted ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. This guidance also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The new standard was effective for us beginning January 1, 2022, with early adoption permitted. The adoption of this new standard is not expected to have a material impact on the consolidated financial statements.

Other new pronouncements issued but not effective as of March 31, 2022 are not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3 – STOCK OPTIONS

The following table presents the Company’s stock option activity for employees and directors of the Company for the year ended March 31, 2022:

	Number of Options	Weighted Average Exercise Price ($)
Outstanding at December 31, 2021	23,628,962	0.05
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31, 2022	23,628,962	0.05
Number of options exercisable at March 31, 2022	18,324,767	0.05

The stock options outstanding as of March 31, 2022, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options vested
	As of March 31, 2022
0.0011	46,762		46,762
0.05	23,582,200	4.75	18,278,005
	23,628,962	4.75	18,324,767

Compensation expense recorded by the Company in respect of its stock-based compensation awards for the period ended March 31, 2022 was $27 thousands and are included in General and Administrative expenses in the Statements of Operations.

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

The Company allocated the proceeds received to the freestanding components – the convertible loan, A Warrants and B Warrants, based on their relative fair values, since all three components will not be subsequently measured at fair value (see below),

Conversion feature

In accordance with ASC 815-15-25 the conversion feature was considered a liability classified embedded derivative instrument, and is to be recorded at its fair value separately from the convertible notes, within non-current liabilities in the Company’s balance sheet. The conversion component is then remeasured at fair value at each reporting period with the resulting gains or losses shown in the statements of operations.

The fair value of the convertible component was estimated by third party appraiser as weighted average of the two possible scenarios of the total convertible notes amount conversion (each, 50% probability):

The scenario in which the convertible loan would be converted prior to its maturity (scenario 1) was estimated by the appraiser using the Black-Scholes option pricing model, to compute the fair value of the derivative and to market the fair value of the derivative at each balance sheet date. The following are the data and assumptions used as of issuance dates and as of the balance sheet date:

	January 5, 2022	March 31, 2022
Dividend yield (%)	0%	0%
Risk-free interest rate (%)	0.65%	1.85%
Expected term (years)	1.57	1.33
Volatility	154.86%	158.60%
Share price (U.S. dollars)	0.025	0.022
Exercise price (U.S. dollars)	0.05	0.05
Fair value of the conversion feature (U.S. dollars in thousands)	56	44

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 4 – EVENTS DURING THE PERIOD (cont.)

The scenario in which the Company would raise at least $5 million prior to conversion of the convertible loan (scenario 2) was estimated by the appraiser using the Black-Scholes option pricing model, to compute the fair value of the derivative and to market the fair value of the derivative at each balance sheet date. The following are the data and assumptions used as of issuance dates and as of the balance sheet date:

	January 5, 2022	March 31, 2022
Dividend yield (%)	0%	0%
Risk-free interest rate (%)	0.40%	1.35%
Expected term (years)	0.99	0.75
Volatility	158%	158.30%
Share price (U.S. dollars)	0.025	0.022
Exercise price (U.S. dollars)	0.05	0.05
Fair value of the conversion feature U.S. dollars in thousands)	40	27

The fair value of the convertible component was estimated by the third-party appraiser after giving effect to the weighted average of the two possible scenarios as of issuance dates was $41 thousands and as of March 31, 2022 was $35 thousands.

Warrants

The fair value of the warrants as of the drawdowns dates was estimated at $255 thousands using the Black-Scholes option-pricing model and is presented within the consolidated statements of changes in shareholders equity (deficit).

The following are the data and assumptions used:

Warrants A
Dividend yield (%)	0%
Risk-free interest rate (%)	0.96%
Expected term (years)	2.5
Volatility	159.70%
Share price (U.S. dollars)	0.025
Exercise price (U.S. dollars)	0.05
Fair value of the conversion feature (U.S. dollars in thousands)	119

Warrants B
Dividend yield (%)	0%
Risk-free interest rate (%)	1.18%
Expected term (years)	3.5
Volatility	159.70%
Share price (U.S. dollars)	0.025
Exercise price (U.S. dollars)	0.05
Fair value of the conversion feature (U.S. dollars in thousands)	136

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 4 – EVENTS DURING THE PERIOD (cont.)

Fair Value Proportional Allocation

The fair value of the note was estimated at $154 thousands. The note is accounted for according to the effective interest method.

Based on the above, the fair value proportion allocation as of January 5, 2022 was as follows:

June 24, 2021 (US dollars in thousands)
Conversion Component	$48
Warrants	100
Convertible Notes	32
Total	$180

B.	Additionally, on January 5, 2022, the Company and the related entities who are the signatory lenders (hereinafter the “Buyers”) under the Convertible Loan Agreement dated as of April 1, 2020 (the “CL Agreement”) with the Company entered into the Fourth Amendment to the CL Agreement pursuant to which the following was agreed to:

(i)	The principal and accrued interest on all outstanding loans in the aggregate principal amount of $1,700,000 are to be repaid in New Israeli Shekels (NIS) at the conversion rate in effect on the date on which the loan was advanced;
(ii)	The conversion price on all outstanding notes under the CL Agreement was adjusted to a conversion price of $0.05 per share
(iii)	The exercise price on all outstanding warrants issued in connection with advances made under the CL Agreement was adjusted to an exercise price of $0.05 per share.

The Company concluded that the change in terms does not give rise to a trouble debt restructuring, as no concession was given to the Company.

Therefore, the Company went on to assess the whether the terms of the modified note are substantially different. The Company concluded that the change in terms should be accounted for as a debt extinguishment.debt extinguishment.

Following the abovementioned amendment on January 5, 2022, the conversion component is qualifying for the scope exception under ASC 815-10-15-74(a). In accordance with ASC 815-15-35-4, since the embedded conversion option in the convertible debt meets the bifurcation criteria, the fair value of the conversion component calculated as of January 5, 2022, in the amount of $162, was reclassified from shareholders equity to short-term liability at that date. As of March 31, 2022, the fair value of the convertible component was estimated at $361. Changes in fair value were recorded as interest expenses.

Conversion feature

In accordance with ASC 815-15-25 the conversion feature was considered an embedded derivative instrument, and is to be recorded at its fair value separately from the convertible notes, within non-current liabilities in the Company’s balance sheet. The conversion component is then remeasured at fair value at each reporting period with the resulting gains or losses shown in the statements of operations.

The fair value of the convertible component was estimated by third party appraiser as weighted average of the two possible scenarios of the total convertible notes amount conversion (each, 50% probability):

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 4 – EVENTS DURING THE PERIOD (cont.)

The scenario in which the convertible loan would be converted prior to its maturity (scenario 1) was estimated by the appraiser using the Black-Scholes option pricing model, to compute the fair value of the derivative and to market the fair value of the derivative at each balance sheet date. The following are the data and assumptions used as of issuance dates and as of the balance sheet date:

	March 31, 2022
	June 15, 2020 convertible loans	April 1, 2021 convertible loans
Dividend yield (%)	0	0
Risk-free interest rate (%)	1.85%	1.85%
Expected term (years)	1.33	1.33
Volatility	158.6%	158.6%
Share price (U.S. dollars)	0.022	0.022
Exercise price (U.S. dollars)	0.05	0.05
Fair value of the conversion feature (U.S. dollars in thousands)	359	89

The scenario in which the Company would raise at least $5 million prior to conversion of the convertible loan (scenario 2) was estimated by the appraiser using the Black-Scholes option pricing model, to compute the fair value of the derivative and to market the fair value of the derivative at each balance sheet date. The following are the data and assumptions used as of issuance dates and as of the balance sheet date:

	March 31, 2022
	June 15, 2020 convertible loans	April 1, 2021 convertible loans
Dividend yield (%)	0	0
Risk-free interest rate (%)	1.35%	1.85%
Expected term (years)	0.75	1.33
Volatility	158.3%	158.6%
Share price (U.S. dollars)	0.022	0.022
Exercise price (U.S. dollars)	0.05	0.05
Fair value of the conversion feature (U.S. dollars in thousands)	219	54

The fair value of the convertible component was estimated by the third-party appraiser after giving effect to the weighted average of the two possible scenarios as of March 31, 2022 was $289 thousands and $72 thousands.

C.	On February 8, 2022, Cannovation Ltd received from the Israel Land Authority (“ILA”) a counter-signed development agreement to purchase rights for long term lease to 11,687 square meters of Land for purposes of building the Green Vision Center Israel, which is intended to include factories, laboratories, logistics and a distribution center for the medical cannabis, and botanicals industries.

D.	On February 15, 2022, the Company signed an investor relations service agreement with a consultant pursuant to which the Company agreed to pay the consultant a monthly retainer of $5,000 and in addition, to issue the consultant 1,800,000 restricted shares of common stock, to be issued in three tranches. In the event that the agreement is terminated prior to the issuance date, the remaining share obligation shall be void. As of March 31, 2022, the shares have not yet been issued.

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 5 – RELATED PARTIES

A. Transactions and balances with related parties

	Three months ended March 31
	2022	2021

Research and development expenses:
Directors compensation and fees to officers	25	-
	25	-

General and administrative expenses:
Directors compensation and fees to officers (*)	176	92
(*) Share based compensation	27	-

Financing expenses, net:
Interest on loan	379	-

B. Balances with related parties:

	As of March 31,
	2022	2021

Current Assets:
Short term loan	16	-
Prepaid expenses	18	-
	34	-
Current Liabilities:
Convertible notes	-	879
Accrued compensation	1,024	404
	1,024	1,283
Non-current Liabilities:
Convertible notes	1,655	-

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws, and is subject to the safe-harbor created by such Act and laws. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other variations thereon or comparable terminology. The statements herein and their implications are merely predictions and therefore inherently subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results, performance levels of activity, or our achievements, or industry results to be materially different from those contemplated by the forward-looking statements. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under the heading “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as filed with the Securities and Exchange Commission, or the SEC, on April 8, 2022. Readers are also urged to carefully review and consider the various disclosures we have made in that report. As used in this quarterly report, the terms “we”, “us”, “our”, the “Company” and “Citrine” mean Citrine Global, Corp. and our wholly-owned subsidiary CTGL -Citrine Global Israel Ltd. unless otherwise indicated or as otherwise required by the context.

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

Developments During the Quarter

(i) On January 5, 2022, Citrine 9 LP, one of the entities (hereinafter “Citrine 9”), one of the related entities who are the signatory lenders (hereinafter the “Buyers”) Convertible Note Purchase Agreement entered into by the Company and such Buyers in April 2020, as subsequently amended (the “CL Agreement”) agreed to honor a Draw Down Notice for, and has advanced to the Company, $180,000 on the same terms and conditions as are specified in the CL Agreement. The annual interest on the loan continues to be nine percent (9%). The principal and interest payment on the Note shall be made in New Israeli Shekels (NIS) at the conversion rate which was in effect on the date on which the loan was advanced. Citrine 9 was be issued 6,666,667 Series A warrants and 6,666,667 Series B warrants for shares of common stock, where the Series A warrants are exercisable beginning July 5, 2022 through July 5, 2024 and the Series B warrants are exercisable beginning July 5, 2022 through July 5, 2025, in each case at an exercise price of $0.05 per share.

Additionally, on January 5, 2022, the Company and the Buyers under the CL Agreement entered into the Fourth Amendment to the CL Agreement pursuant to which the following was agreed to:

(i)	The repayment of principal and accrued interest on all outstanding loans shall be made in New Israeli Shekels (NIS) at the conversion rate which was in effect on the date on which the loan was advanced;

(ii)	The conversion price on all outstanding notes under the C:L Agreement has been adjusted to a conversion price of $0.05 per share

(iii)	The exercise price on all outstanding warrants issued in connection with advances made under the CL Agreement has been adjusted to an exercise price of $0.05 per share.

(ii) We previously disclosed that the Israeli Ministry of the Economy recommended that the Company’s majority-owned subsidiary, Cannovation Center Israel, be granted the right to purchase an industrial parcel of land from the Israel Land Authority (“ILA”) at a subsidized price and exempt from a tender procedures typically required under Israeli law. On February 8, 2022, Cannovation Ltd. received from ILA a counter-signed development agreement (the “Development Agreement”) to purchase rights for long term lease to 11,687 square meters of industrial land in Yeruham in Southern Israel (the “Land”) for purposes of building the Cannovation Center, which is intended to include factories, laboratories, logistics and a distribution center for the wellness, pharma, medical cannabis and botanicals industries. During December 2021, Cannovation Ltd. remitted to the Israeli Ministry of the Economy and the ILA the aggregate amount of 687,650 NIS ($221,122 on the date of payment) to obtain the rights to the Land. The amount represents approximately 10% of the prevailing market price for comparable land space in the general area and is part of the grant by the Israeli government under government programs to encourage industrial development in Southern Israel. The amount remitted represents the total amount that Cannovation Ltd. is required to pay as the purchase price for the Land.

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

Components of Operating Results

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial statements.

Revenues

We have not generated any revenues from product sales as of March 31, 2022.

Research and Development Expenses

The process of researching and developing our products is lengthy, unpredictable, and subject to many risks. We expect to continue incurring substantial expenses through 2022 as we continue to develop our product line. We are unable, with any certainty, to estimate either the costs or the timelines in which those expenses will be incurred. Our current product development plans focus on the development of our Green Side by Side Products.

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

Comparison of the Three Months Ended March 31, 2022 compared to the Three Months Ended March 31, 2021

The following table presents our results of operations for the three months ended March 31, 2022 and 2021

	Three Months Ended
	March 31
	2022	2021

Revenues	-	-
Cost of sales	-	-
Operating loss	-	-
Research and development expenses	(25,000)	-
Marketing, general and administrative expenses	(315,000)	(1,975,000)
Operating loss	(340,000)	(1,975,000)
Income (expenses) related to convertible loan terms	(379,000)	(122,000)
Other financing expenses, net	(10,000)	(3,000)
Net loss	(729,000)	(2,100,000)

Revenues. Revenues for the three months ended March 31, 2022 and 2021 were $nil.

Research and Development. Research and development expenses for the three months ended March 31, 2022 were $25,000 compared to $nil for the three months ended March 31, 2021 The increase is mainly attributable to expenses related to the development of our Green Botanical product line and provisional patent application related expenses.

Marketing, general and Administrative Expenses. Marketing, general and administrative expenses consist primarily of professional services, share-based compensation expenses and other non-personnel related expenses such as legal expenses. Marketing, general and administrative expenses decreased from $1,975,000 for the three months ended March 31, 2021 to $315,000 for the three months ended March 31, 2022. The decrease in our marketing, general and administrative expenses is mainly attributable to the decrease in our non-cash share-based compensation expenses offset by increase in professional services expenses.

Financing Expenses, Net. Financing expenses, net for the three months ended March 31, 2022 were $389,000 compared to $125,000 for the three months ended March 31, 2021. The reason for the increase in financial expenses, net was due to $379,000 of expenses related to convertible loan terms.

Net Loss. Net loss for the three months ended March 31, 2022 was $34,000 and is attributable to the reasons discussed above.

Financial Condition, Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. At March 30, 2022, we had current assets of $386,000 compared to total current assets of $349,000 as of December 31, 2021. At March 31, 2022, we had current liabilities of $1,232,000 as compared to $1,064,000 as of December 31, 2021. At March 31, 2022, we had total liabilities of $3,097,000 as compared to $2,495,000 as of December 31, 2021. The increase is mainly attributed to the increase in the balance of accounts payables and accrued expenses and the balance of convertible component in convertible notes.

At March 31, 2022, we had a cash balance of $293,000 compared to the cash balance of $270,000 as of December 31, 2021.

At March 31, 2022, we had a working capital deficiency of $846,000 as compared with a working capital deficiency of $715,000 at December 31, 2021.

On January 5, 2022, Citrine 9 LP (hereinafter “Citrine 9”), one of the related partnership entities (collectively, the “Buyers”) that entered into the Convertible Loan Agreement dated as of April 1, 2020, as subsequently amended (the “Convertible Loan Agreement”) agreed to honor a Draw Down Notice (as defined in the Convertible Note Agreement) for, and advanced to the Company, $180,000 on the same terms and conditions as are specified in the Convertible Note Agreement. The maturity date of the loan is the earlier of July 31, 2023 or at such time as the Company shall have consummated an investment of at least $5 million in Company securities. The terms of the advances under the Convertible note agreement were previously disclosed by the Company in Current Reports on Form 8-K filed on each of April 21, April 23, June 12, 2020 and June 24, 2021. The annual interest on the loan continues to be nine percent (9%). The principal and interest payment on the Note shall be made in New Israeli Shekels (NIS) at the conversion rate which was in effect on the date on which the loan was advanced.

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

Additionally, on January 5, 2022, the Company and the Buyers entered into the Fourth Amendment to the Convertible Note Agreement pursuant to which the following was agreed to:

(i)	The repayment of the principal and accrued interest on all outstanding loans shall be made in New Israeli Shekels (NIS) at the exchange rate which was in effect on the date on which the loan was advanced;

(ii)	The conversion price on all outstanding notes under the Convertible Note Agreement has been adjusted to a conversion price of $0.05 per share

(iii)	The exercise price on all outstanding warrants issued in connection with advances made under the Convertible Note Agreement has been adjusted to an exercise price of $0.05 per share.

Based on the Company’s current cash balances, the Company believes that it has sufficient funds for its plans for the next twelve months from the issuance of these financial statements. As the Company is embarking on its activities as detailed herein, it is incurring losses. It cannot determine with reasonable certainty when and if it will have sustainable profits.

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

Based on the Company’s evaluation of the effectiveness of its disclosure controls and procedures as of March 31, 2022, the Company’s principal executive officer and the Company’s principal financial officer concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2022, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

An investment in the Company’s Common Stock involves a number of very significant risks. You should carefully consider the risk factors included in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on April 8, 2022, in addition to other information contained in our reports and in this quarterly report in evaluating the Company and its business before purchasing shares of our Common Stock. There have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

CITRINE GLOBAL. CORP

(Registrant)

By:	/s/ Ora Elharar Soffer	By:	/s/ Ilanit Halperin
	Ora Elharar Soffer		Ilanit Halperin
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date:	May 16, 2022	Date:	May 16, 2022

