Form 10-Q
period 2022-06-30
CITRINE GLOBAL, CORP.
filed 2022-08-15
CIK 1498067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period ended June 30, 2022; or

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

As of August 15, 2022, 942,568,006 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

CITRINE GLOBAL, CORP

Form 10-Q

June 30, 2022

2

CITRINE GLOBAL, CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2022

3

CITRINE GLOBAL, CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2022

U.S. DOLLARS IN THOUSANDS

CITRINE GLOBAL, CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	June 30,	December 31,
	2022	2021
	(Unaudited)
A s s e t s
Current Assets
Cash and cash equivalents	129	270
Restricted cash	8	10
Short-term loan granted to others	16	15
Prepaid expenses	8	30
Other current assets	25	24
Total current assets	186	349

Non-current assets
Investments valued under the measurement alternative	450	450
Property and equipment, net	233	256
Total non-current assets	683	706
T o t a l assets	869	1,055

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	201	226
Accrued compensation	1,171	838
Total current liabilities	1,372	1,064

Convertible component in convertible notes	82	-

Convertible notes	1,584	1,431

T o t a l liabilities	3,038	2,495

Stockholders’ Deficit
Common stock, par value $0.0001 per share, 1,500,000,000 shares authorized at June 30, 2022 and December 31, 2021; 942,568,006 shares issued and outstanding at June 30, 2022 and December 31, 2021	94	94
Additional paid-in capital	22,078	22,073
Stock to be issued	44	44
Accumulated deficit	(24,492)	(23,757)
Accumulated other comprehensive income	107	106
T o t a l stockholders’ deficit	(2,169)	(1,440)
T o t a l liabilities and stockholders’ deficit	869	1,055

The accompanying notes are an integral part of the condensed consolidated financial statements.

CITRINE GLOBAL, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(U.S. dollars in thousands, except share and per share data)

	Six months ended		Three months ended
	June 30		June 30
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)

Research and development expenses	(56)	-	(31)	-
Marketing, general and administrative expenses	(669)	(2,179)	(355)	(204)
Operating loss	(725)	(2,179)	(386)	(204)
Financing expenses, net:
Income (expenses) related to convertible loan terms	7	(797)	386	(702)
Other financing income (expenses), net	(17)	17	(6)	47
Financing income (expenses), net	(10)	(780)	380	(655)

Net loss attributable to common stockholders	(735)	(2,959)	(6)	(859)

Loss per common stock (basic and diluted)	*	*	*	*

Basic weighted average number of shares of common stock outstanding	942,568,006	942,568,006	942,568,006	942,568,006

Comprehensive loss:
Net loss	(735)	(2,959)	(6)	(859)
Other comprehensive income (loss) attributable to foreign currency translation	1	-	(5)	-
Comprehensive loss	(734)	(2,959)	(11)	(859)

*	Represents an amount less than $0.01 per common stock.

The accompanying notes are an integral part of the condensed consolidated financial statements.

CITRINE GLOBAL, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(U.S. dollars in thousands, except share data)

	Redeemable convertible preferred stock		Common stock		Additional paid-in	Stock to be	Accumulated	Accumulated other comprehensive	Total stockholders’
	Stock	Amount	Stock	Amount	capital	issued	deficit	income	deficit
BALANCE AT DECEMBER 31, 2021	-	-	942,568,006	94	22,073	44	(23,757)	106	(1,440)
Extinguishment of convertible note	-	-	-	-	(162)	-	-	-	(162)
Warrants issued in connection with convertible notes	-	-	-	-	100	-	-	-	100
Share based compensation	-	-	-	-	32	-	-	-	32
Other comprehensive income	-	-	-	-	-	-	-	6	6
Net loss for the period	-	-	-	-	-	-	(729)	-	(729)
BALANCE AT MARCH 31, 2022 (unaudited)	-	-	942,568,006	94	22,043	44	(24,486)	112	(2,193)
Share based compensation	-	-	-	-	35	-	-	-	35
Other comprehensive income	-	-	-	-	-	-	-	(5)	(5)
Net loss for the period	-	-	-	-	-	-	(6)	-	(6)
BALANCE AT JUNE 30, 2022 (unaudited)	-	-	942,568,006	94	22,078	44	(24,492)	107	(2,169)

	Redeemable convertible preferred stock		Common stock		Additional paid-in	Stock to be	Accumulated	Accumulated other comprehensive	Total stockholders’
	Stock	Amount	Stock	Amount	capital	issued	deficit	income	deficit
BALANCE AT DECEMBER 31, 2020	-	-	942,568,006	94	20,414	30	(19,241)	106	1,403
Net loss for the period	-	-	-	-	-	-	(2,100)	-	(2,100)
BALANCE AT MARCH 31, 2021 (unaudited)	-	-	942,568,006	94	20,414	30	(21,341)	106	(697)
Modification of warrants in connection with convertible loan restructuring	-	-	-	-	361	-	-	-	361
Warrants issued in connection with convertible notes	-	-	-	-	132	-	-	-	132
Net loss for the period	-	-	-	-	-	-	(859)	-	(859)
BALANCE AT JUNE 30, 2021 (unaudited)	-	-	942,568,006	94	20,907	30	(22,200)	106	(1,063)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CITRINE GLOBAL, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Six months ended
	June 30,
	2022	2021
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(735)	(2,959)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1	1
Finance expenses, net	6	2
Financial expenses with respect to convertible notes and loans	(8)	799
Share based payment to a service provider	-	1,736
Share based payment	67	-
Fair value adjustment of liability in connection with stock exchange agreement	-	(57)
Changes in fair value of marketable securities	-	37
Changes in operating assets and liabilities:
Prepaid and other current assets	20	(10)
Accounts payable and accrued expenses	336	233
Net cash used in operating activities	(313)	(218)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(4)	-
Repayments of short-term loan granted to others	-	164
Net cash provided by (used in) investing activities	(4)	164

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of secured promissory note	180	350
Net cash provided by financing activities	180	350

Effect of exchange rates on cash and cash equivalents	(6)	(2)

Net increase (decrease) in cash and cash equivalents	(143)	294

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	280	206

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	137	500

Supplemental disclosure of cash flow information:
Cash received during the year:
Interest	-	14
Non-cash transactions:
Fair value of convertible component in convertible loan	(48)	-
Warrants issued in connection with convertible notes	(100)	-
Extinguishment of convertible notes	(162)	-

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

On June 3, 2020 the Company established a wholly owned new Israeli subsidiary: CTGL – Citrine Global Israel Ltd, (the “Israeli Subsidiary”).

On July 21, 2020, the Israeli Subsidiary began to work with certain Company shareholders, Beezz Home Technologies Ltd., in which Ora Elharar Soffer, the Company’s chairperson and CEO holds shares, and Golden Holdings Neto Ltd., in which Ilan Ben-Ishai, a director of the Company, holds shares, have been working towards establishing an Operational Innovation Center focuses on the medical cannabis industry, CBD, hemp, botanical, food supplements and cosmetics products. The Company’s Board of Directors approved the Israeli Subsidiary to proceed with preparations for entering into an agreement to incorporate a new company, named Cannovation Center Israel Ltd. (“Cannovation”), with Beezz Home Technologies Ltd. and Golden Holdings Neto Ltd., and to accept limitations on the Israeli Subsidiary’s rights in the Cannovation Center if and as mandated under Israeli regulations on the involvement of foreign entities.

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

On August 20, 2020, the Israeli Subsidiary, Beezz Home Technologies Ltd., and Golden Holdings Neto Ltd. incorporated Cannovation. Israeli Subsidiary holds 60% of Cannovation’s shares, while each of Beezz Home Technologies Ltd. and Golden Holdings Neto Ltd. holds 20% of its shares. See note 4C for additional information.

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Stock split Authorization

On June 10, 2022, certain of the Company’s stockholders representing more than 50% of the Company’s outstanding share capital (the “Majority Consenting Stockholders”) approved an amendment to the Company’s Certificate of Incorporation (the “Reverse Stock Split Certificate of Amendment”) in order to effect a reverse stock split of the Company’s common stock pursuant to a range of between 50-to-1 and 700-to-1 (the “Reverse Stock Split”). Pursuant to the Reverse Stock Split, each fifty or seven hundred shares of common stock (or any whole number within such range), as shall be determined by the Board at a later time, will be automatically converted, without any further action by the stockholders, into one share of common stock. No fractional shares of common stock will be issued as the result of the Reverse Stock Split. Instead, each stockholder of the Company will be entitled to receive one share of common stock in lieu of the fractional share that would have resulted from the Reverse Stock Split. The Reverse Stock Split Certificate of Amendment will be effective upon receipt of approval from the Financial Industry Regulatory Authority (“FINRA”) and the filing with the Secretary of the State of Delaware, both of which were not completed as of the date of the approval of the financial statements.

Financial support from shareholders

The Company has not yet to generate revenues and is dependent on raising funds from its current shareholders or from other sources. On April 13, 2021, Citrine S A L, on behalf of itself and its affiliates and related parties, has furnished the Company with an irrevocable letter of obligation to financially support the Company until June 30, 2022. On March 17, 2022, Citrine S A L Investment & Holding Ltd. extended this support through June 30, 2023. On August 14, 2022, Citrine S A L Investment & Holding Ltd. further extended this support through October 31, 2023.

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

COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (SARS-CoV-2) to be a global pandemic (COVID-19), which continues to spread throughout the world. The COVID-19 pandemic is having significant effects on global markets, supply chains, businesses, and communities. Specifically with respect to the Company, COVID-19 may impact various parts of its 2022 plans, operations and financial results, including but not limited to difficulties in obtaining additional financing. The Company considered the impact of COVID-19 on the estimates and assumptions and determined that there were no material adverse impacts on the consolidated financial statements for the period ended June 30,2022. The Company believes it is taking appropriate actions to mitigate the negative impact, including by focusing its activities initially only within the country of Israel. However, the full impact of COVID-19 is unknown and cannot be reasonably estimated as these events are still developing.

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q. In the opinion of management, the financial statements presented herein have not been audited by an independent registered public accounting firm but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the six months ended June 30, 2022. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2022.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Balance as of June 30, 2022
	Level 1	Level 2	Level 3	Total
	US$ in thousands
Liabilities:
Fair value of convertible component in convertible notes	-	-	82	82
Total liabilities	-	-	82	82

The following table presents the changes in fair value of the level 3 liabilities for the period ended June 30, 2022:

Changes in Fair value
US$ in thousands
Liabilities:
Outstanding at December 31, 2021	-
Initial recognition of convertible component as part of modification in note terms	162
Initial recognition of convertible component as part of convertible notes issued	48
Changes in fair value	187
Outstanding at March 31, 2022	397
Changes in fair value	(315)
Outstanding at June 30, 2022	82

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

Other new pronouncements issued but not effective as of June 30, 2022 are not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3 – STOCK OPTIONS

The following table presents the Company’s stock option activity for employees and directors of the Company for the year ended June 30, 2022:

	Number of Options	Weighted Average Exercise Price ($)
Outstanding at December 31, 2021	23,628,962	0.05
Granted	9,356,420	0.05
Exercised	-	-
Forfeited or expired	-	-
Outstanding at June 30, 2022	32,985,382	0.05
Number of options exercisable at June 30, 2022	19,798,655	0.05

The stock options outstanding as of June 30, 2022, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options vested
	As of June 30, 2022
0.0011	46,762		46,762
0.05	23,582,200	4.5	19,751,893
0.05	9,356,420	4.92	-
	32,985,382		19,798,655

Compensation expense recorded by the Company in respect of its stock-based compensation awards for the six and three months ended June 30, 2022 was $54 thousands and $27 thousands, respectively and are included in General and Administrative expenses in the Statements of Operations.

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

The Company allocated the proceeds received to the freestanding components – the convertible loan, A Warrants and B Warrants, based on their relative fair values, since all three components will not be subsequently measured at fair value (see below).

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

The scenario in which the convertible loan would be converted prior to its maturity (scenario 1) was estimated by the appraiser using the Black-Scholes option pricing model, to compute the fair value of the derivative and to market the fair value of the derivative at each balance sheet date. The following are the data and assumptions used as of issuance dates and as of the balance sheet date:

	January 5, 2022	June 30, 2022
Dividend yield (%)	0%	0%
Risk-free interest rate (%)	0.65%	2.81%
Expected term (years)	1.57	1.08
Volatility	154.86%	148.3%
Share price (U.S. dollars)	0.025	0.012
Exercise price (U.S. dollars)	0.05	0.05
Fair value of the conversion feature (U.S. dollars in thousands)	56	13

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

	January 5, 2022	June 30, 2022
Dividend yield (%)	0%	0%
Risk-free interest rate (%)	0.40%	2.51%
Expected term (years)	0.99	0.50
Volatility	158%	127.70%
Share price (U.S. dollars)	0.025	0.012
Exercise price (U.S. dollars)	0.05	0.05
Fair value of the conversion feature U.S. dollars in thousands)	40	2

The fair value of the convertible component was estimated by the third-party appraiser after giving effect to the weighted average of the two possible scenarios as of issuance dates was $41 thousands and as of June 30, 2022 was $7 thousands.

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

January 5, 2022 (US dollars in thousands)
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

Therefore, the Company went on to assess the whether the terms of the modified note are substantially different. The Company concluded that the change in terms should be accounted for as a debt extinguishment.

Following the abovementioned amendment on January 5, 2022, the conversion component is qualifying for the scope exception under ASC 815-10-15-74(a). In accordance with ASC 815-15-35-4, since the embedded conversion option in the convertible debt meets the bifurcation criteria, the fair value of the conversion component calculated as of January 5, 2022, in the amount of $162 thousands, was reclassified from shareholders equity to short-term liability at that date. As of June 30, 2022, the fair value of the convertible component was estimated at $75 thousands. Changes in fair value were recorded as interest expenses.

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

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The scenario in which the convertible loan would be converted prior to its maturity (scenario 1) was estimated by the appraiser using the Black-Scholes option pricing model, to compute the fair value of the derivative and to market the fair value of the derivative at each balance sheet date. The following are the data and assumptions used as of issuance dates and as of the balance sheet date:

	June 30, 2022
	June 15, 2020 convertible loans	April 1, 2021 convertible loans
Dividend yield (%)	0	0
Risk-free interest rate (%)	2.81%	2.81%
Expected term (years)	1.08	1.08
Volatility	148.3%	148.3%
Share price (U.S. dollars)	0.012	0.012
Exercise price (U.S. dollars)	0.05	0.05
Fair value of the conversion feature (U.S. dollars in thousands)	103	26

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

	June 30, 2022
	June 15, 2020 convertible loans	April 1, 2021 convertible loans
Dividend yield (%)	0	0
Risk-free interest rate (%)	2.51%	2.51%
Expected term (years)	0.50	0.50
Volatility	127.7%	127.7%
Share price (U.S. dollars)	0.012	0.012
Exercise price (U.S. dollars)	0.05	0.05
Fair value of the conversion feature (U.S. dollars in thousands)	17	4

The fair value of the convertible component was estimated by the third-party appraiser after giving effect to the weighted average of the two possible scenarios as of June 30, 2022 was $60 thousands and $15 thousands.

C.	On February 8, 2022, Cannovation Ltd received from the Israel Land Authority (“ILA”) a counter-signed development agreement to purchase rights for long term lease to 11,687 square meters of Land for purposes of building the Green Vision Center Israel, which is intended to include factories, laboratories, logistics and a distribution center for the medical cannabis, and botanicals industries.

D.	On February 15, 2022, the Company signed an investor relations service agreement with a consultant pursuant to which the Company agreed to pay the consultant a monthly retainer of $5,000 and in addition, to issue the consultant 1,800,000 restricted shares of common stock, to be issued in three tranches. In the event that the agreement is terminated prior to the issuance date, the remaining share obligation shall be void. As of June 30, 2022, the shares have not yet been issued.

E.

In May 2022 the Company appointed Prof. Itamar Grotto, a world-renowned expert in Public Health as Director in Cannovation Center Israel Ltd. and President of Green Vision Center Israel. Professor Grotto brings his extensive expertise in the health, pharma and wellness industries and will promote the company’s strategy to bring to market innovative plant-based wellness and pharma solutions, Research and Development activities, clinical trials, regulation, and business collaborations with pharma and wellness companies from all over the world. Upon his appointment, the Prof, Itamar Gruto, was granted options under the 2018 Plan to purchase 2,356,420 shares of our common stock a per share exercise price of $0.05. The options vest over a three year period, in three annual instalments beginning on June 1, 2023 and thereafter on each subsequent anniversary, subject to his continued service to the Company

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 5 – RELATED PARTIES

A.	Transactions and balances with related parties

	Six months ended June 30		Three months ended June 30
	2022	2021	2022	2021
	U.S. dollars (in thousands)

Research and development expenses:
Directors compensation and fees to officers	55	-	30	-
	55	-	30	-

General and administrative expenses:
Directors compensation and fees to officers (*)	347	183	171	79
(*) Share based compensation	44	-	17	-

Financing expenses (income), net:
Related to convertible loan terms	(7)	797	(386)	702

B.	Balances with related parties:

	As of June 30,	As of December 31,
	2022	2021
	U.S. dollars (in thousands)

Current Assets:
Short term loan	16	15
	16	15
Current Liabilities:
Convertible notes	-	1,431
Accounts payable	20	20
Accrued compensation	1,171	838
	1,191	2,289
Non-current Liabilities:
Convertible notes	1,584	-

NOTE 6 – SUBSEQUENT EVENTS

A.	On July 15, 2022, Citrine 9 LP, (hereinafter “Citrine 9”), one of the related entities and a signatory lender (to the Convertible Note Purchase Agreement entered into by the Company and several related parties (hereinafter the “Buyers”) in April 2020, as subsequently amended (the “CL Agreement”) agreed to honor a Draw Down Notice for, and has advanced to the Company, $100,000 on the same terms and conditions as are specified in the CL Agreement. The annual interest on the loan continues to be nine percent (9%). The principal and interest payment on the Note are to be made in New Israeli Shekels (NIS) at the conversion rate which was in effect on the date on which the loan was advanced. In connection with the loan, Citrine 9 is entitled to to 8,333,333Series A warrants and 8,333,333Series B warrants for shares of common stock, where the Series A warrants are exercisable beginning January 15, 2023 through July 15, 2024 and the Series B warrants are exercisable beginning January 15, 2023 through July 15, 2025, in each case at an exercise price of $0.5 per share. On August 9, 2022, the Company’s board of directors agreed to extend the maturity date on the loans to October 31, 2023, subject to approval of Citrine 9 to such extension, and to extend the exercise period of the warrants through August 9, 2027.

B.	On July 28, 2022, by mutual agreement the Company and the counterparty consultant to the investor relation agreement referred to in Note 4D terminated the agreement and, in connection therewith, the Company agreed to issue to the counterparty consultant 600,000 restricted shares.

C.	On August 9, 2022 , the board of directors of the Company agreed to the following:

	1.	The maturity date on all of the outstanding convertible loans under the CL Agreement was extended to October 31, 2023 (from July 31, 2023), subject to agreement of the lending entities under the CL Agreement to such extension of the maturity date; and

	2.	The exercise period on all of the outstanding Series A and Series B warrants issued to date in connection with the convertible loans under the CL Agreement was extended to August 9, 2027

D.

On August 9, 2022, the Board agreed to issue to the related entities who advanced an aggregate of $1,170,000 in convertible loans under the CL Agreement on or before June 15, 2020 warrants for a total 5,589,172 shares of common stock, exercisable through August 9, 2027 at a per share exercise price of $0.05, in replacement of the Series A warrants for an identical number of shares issued in June 2020 in connection with such loans.

E.	On August 9, 2022, the Company’s board of directors determined to increase the number of shares reserved for issuance under the 2018 Stock Incentive Plan (the “2018 Plan”) by 90 million shares to a total of 180,000,000 shares of common stock thereunder and on August 12, 2022 the Company shareholders approved the same.

F.	On August 9, 2022, the Board also determined to grant to the directors and officers set forth below options under the 2018 Plan. The options are exercisable at a per share price of $0.02 and through the seventh anniversary of the grant date, except in the case of Ora Elharar Soffer, the Company’s chief executive officer, the per share exercise price is 0.022 and the exercise period is five years from the date of grant. The options are scheduled to vest over a three year period, in twelve (12) equal installments, with the first instalment vesting on the third month anniversary of the date of grant and each further instalment on each subsequent third month anniversary, subject to such individual’s continued service with the Company. In the event of a change in control, the vesting schedule is accelerated and all unvested options vest.

Director/Officer	Number of Options
Ora Elharar Soffer (Chairperson, CEO)	47,128,400
Ilanit Halperin (Director, CFO)	18,851,360
Ilan Ben Ishay (Director)	18,851,360
Doron Birger (Director)	2,356,420
David Kretzmer	2,356,420

G.	On August 9, 2027, Mr. David Kretzmer’s fee in respect of services provided to us was reduced from $7,000 per month to $1,500 per month. Mr. Kretzmer’s monthly fee for services rendered to Cannovation Center Israel at the rate of $2,000 per month was unaffected.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a plant-based wellness & pharma solutions company. Our business activity is primarily comprised of developing wellness and pharma solutions, focused on science backed plant-based products to improve quality of life and complementary solutions for balancing side effects caused by using medicines, treatments, or an unbalanced lifestyle.

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

We seek to bring to the market wellness and pharma innovative products, such as food supplements, healthy snacks, healthy beverages and natural cosmetics, to help improve people’s health and quality of life and complementary products that aim to balance selected side effects associated with medicines, treatments or an unbalanced lifestyle. Research shows that complementary products can balance side effects associated with medicinal use or treatments. For example, probiotics, natural food supplements are recommended as a complementary product to balance side effects associated with the use of antibiotics4.

1 Research, P., 2022. Health and Wellness Market Size to Hit USD 7,656.7 Bn by 2030. [online] GlobeNewswire News Room.

2 NielsenIQ. 2022. An inside look into the 2021 global consumer health and wellness revolution. [online]

3 Sullivan, F., 2022. Increasing Health Consciousness Among Consumers to Shift the Global Prebiotic Ingredients Market. [online] Prnewswire.com.

4 N.A.Kerna, 2018, A complementary medicine approach to augmenting antibiotic therapy current practices in the use of probiotics during antibiotic therapy, International Journal of Complementary & Alternative Medicine.

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

Our strategy is to bring to market, on a global scale, innovative plant-based wellness and pharma solutions, covering the whole spectrum from innovation, research and development, product development, infrastructure for production and manufacturing, distribution, marketing and sales.

Our headquarters and senior executives are based in Israel, where we operate via our 100%-owned-subsidiary “CTGL Citrine Global Israel Ltd.” and 60%-owned “Cannovation Center Israel Ltd.”

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

Our mission is to leverage the power of plant-based solutions from nature to help improve people’s health and quality of life

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

We already finalized the development of dozens of proprietary formulations in multiple form factors that include herbals, medicinal mushrooms, vitamins, minerals, and a variety of researched plants known for their healing qualities that contain substances with different anti-inflammatory properties and a variety of health-supportive effects that are relaxing, sleep enhancing, energizing, mood and body balancing, enhancing oral care alleviating side effects, and more under the brand name of Green Side by Side™ and we are in the process of finalizing the development of additional brands and product lines for the wellness industry .

Green Side by Side products are manufactured in Israel in a GMP-certified manufacturing facility approved by the Israeli Ministry of Health.

Go to Market Strategy and Prospective Revenue Sources

Our strategy for generating revenue in the near term and future includes sales of our proprietary product lines & our brands.

A core part of our strategy includes building a worldwide network with local teams, partners, subsidiaries, strategic partnerships collaborations, and mergers & acquisitions of technology and distribution companies.

Our HQ are based in Israel where we are developing and launching our products in order to bring them to the market. Currently, we launched in the Israeli market several products from the Green Side by Side product line, focusing on the SmokLy series, a line of sprays for the oral cavity to support people with oral cavity dryness (xerostomia), a common side effect experienced by many cannabis users. Following an initial trial period, we are expanding our distribution efforts in the Israeli market for our product lines with retail, pharmacy chains and natural products’ distributors.

We are ready to market with a range of product lines & dozens of proprietary formulations in multiple form factors that include herbals, medicinal mushrooms, vitamins, minerals, and a variety of researched plants known for their healing qualities that contain substances with different anti-inflammatory properties and a variety of health-supportive effects that are relaxing, sleep enhancing, energizing, mood and body balancing, enhancing oral care alleviating side effects, and more for the wellness industry.

Initially, we are planning to build an infrastructure for sales, marketing & business development with local teams in North America and Europe that will distribute our product lines & brands with partners consistent with local regulations.

Our strategy includes various business models that are intended to bring new products to market. The wellness products are sold through different distribution channels, which include online digital direct sales, online retailer websites, physical shops and retailers including food, drug, and mass merchandise retail networks. We are currently focused on building a B2B distribution network worldwide with select local partners who will be handling import, distribution, marketing, and sales while adhering with local regulations.

We target our product lines & brands for the plant-based wellness & pharma market of natural products ranging from nutraceuticals, natural superfoods, beverages, and cosmetics to legal cannabis and the evolving market of botanical and plant-derived drugs.

●	The nutritional supplements market is expected to reach USD 624.7 billion by 2030[5].
●	The superfoods market is expected to reach USD 287.7 billion by 2027[6].
●	The legal cannabis market is expected to reach USD 70.6 billion by 2028[7]
●	The botanical and plant-derived drug market is expected to reach USD 53 billion by 2026[8].
●	The natural cosmetics market is expected to reach USD 20.8 billion by 2027[9].

IP and Research & Development Strategy

Our IP strategy and R&D roadmap include developing plant-based wellness and pharma solutions, building our patent portfolio, conducting clinical trials, advancing products through regulatory approvals, and bringing innovative products to market.

Currently we have a provisional patent application, and as part of our IP strategy, we plan to build a patent portfolio. We are also considering purchasing patents and IP.

5 Research, P., 2022. Nutritional Supplements Market to Hit US$ 624.7 Billion by 2030. [online] GlobeNewswire News Room

6 NielsenIQ. 2022. An inside look into the 2021 global consumer health and wellness revolution. [online]

7 Grandviewresearch.com. 2022. Legal Marijuana Market Size Worth $70.6 Billion By 2028. [online]

8 2018-2026, G. and 2018-2026, G., 2022. Botanical and Plant Derivative Drug Market - Global Forecast 2018-2026. [online] Inkwood Research

9 Mynewsdesk. 2022. Vegan Cosmetics Market is Growing at 6.9% CAGR, Market Size, Share, Statistics, Cosmetics Industry Trends, Leading Company Profiles, Forecast & Estimations to 2027. [online]

Our strategy includes developing wellness, OTC products and plant-based medicines for the botanical and plant-derived drug market including:

Developing products portfolio based on rigorous scientific research ranging from synergistic botanicals, herbal extract tinctures, medicinal mushrooms together with plant extracts, botanical formulations from seeds, roots, bark, fruits and a wide variety of plants that contain substances with health-supportive effects. Such supportive effects include, but aren’t limited to, enhancing oral care, anti-inflammatory properties, relaxation, sleep enhancement, energizing, mood and body balancing and alleviating side effects.

Developing & researching complementary solutions to address the need to balance selected effects for Caused by Using Medicines, Treatments or an Unbalanced Lifestyle. A broad range of medicines and treatments have common side effects such as dryness in the oral cavity (xerostomia), headaches, dizziness, drowsiness, fatigue, nausea, vomiting, lack of concentration, and impaired appetite that are associated with the use of medicines and treatments[19].The public health impact of harms associated with medicines and treatments is a growing area of investigation, given the expanding pharma industry and widespread availability of drugs and different medical treatments around the world. Current evidence suggests that use of medicines is associated with side effects. Exploring the relationship between drug side-effects and therapeutic indications demonstrates that 69% of drugs have between 10 and 100 different side effects; 22% of drugs have more than 100 side-effects; only 9% of drugs have less than 10 side-effects.

The public health impact of potential harm associated with medicines and treatments is a growing area of investigation, given the expanding pharma industry and widespread availability of drugs and different medical treatments around the world. For example, exploring the relationship between drug side-effects and therapeutic indications demonstrates that 69% of drugs have between 10 and 100 different side effects10.

Our research and development program includes:

Developing wellness plant-based product portfolio & brands across the range from scientific and research-based plants, such as herbal extracts, medicinal mushrooms, and other natural ingredients
Developing complementary products portfolio & brands for balancing selected side effects caused by medicines, treatments, cannabis, aging, stress, and an unbalanced lifestyle
Researching and developing pharma solutions with the mission of developing plant-based medicines and botanical drugs
Building patent portfolio
Building clinical trials program & portfolio
Registering products for regulatory approval
Building the infrastructure for production and innovation centers to leverage IP & competitive advantage in developing and manufacturing wellness to pharma plant-based products

10 P. Zhang, F. Wang, J. Hu, and R. 2013, Exploring the Relationship Between Drug Side-Effects and Therapeutic Indications, PubMed Central, PMCID: PMC3900166; PMID: 24551427

Provisional Patent Application

In October 2021 we filed a provisional patent application for “PHARMACEUTICAL COMPOSITIONS AND METHODS FOR THE TREATMENT OF SIDE-EFFECTS ASSOCIATED WITH THE USE OF CANNABIS, CANNABINOIDS AND RELATED PRODUCTS”, patent No: 63/257,673 in the U.S. Patent & Trademark Office. The patent application describes certain side effects of cannabis use, the needs, technologies and solutions to support medical cannabis users who experience side effects related to their cannabis treatment.

In July 2022, we filed a provisional patent application in the United States Patent and Trademark Office (USPTO) for the treatment, amelioration, alleviation, mitigation, or balance of side effects in the oral cavity associated with the use of medicines, treatments, aging or unbalanced/unhealthy lifestyle.

Oral cavity side effects are common. The overall estimated prevalence of dry mouth is over one in four people in the general population with higher prevalence rates observed in studies conducted with elderly people11. Research shows that oral cavity-related symptoms are linked to different factors, such as using medicines, treatments, aging, an unbalanced or unhealthy lifestyle, various chronic diseases, psychological reasons, stress, and more12.

The Company already developed and launched the SmokLyTM sprays for the oral cavity dry mouth side effect addressing the market of cannabis users and tobacco smokers and plans to develop additional lines of natural wellness and pharma products for oral cavity symptoms and side effects resulting from using medicines, treatments, aging, for patients receiving chemotherapy, various chronic diseases, or an unhealthy lifestyle.

The patent application targets solutions for oral cavity side effects and is in line with the Company’s strategy to bring to market a broad array of plant-based wellness and pharma complementary solutions targeting to address selected side effects caused by using medicines, treatments, or an unbalanced lifestyle.

Our mission includes developing plant-based medicines for the plant-derived drug market that is expected to reach $53 billion by 202613.

The Green Vision Center Production & Innovation Center for Plant-Based Wellness & Pharma Products

The Green Vision Center is part of our strategy to create plant-based solutions covering all the infrastructure, facilities, and activities required for developing, manufacturing, and bringing to market innovative plant-based wellness and pharma products.

As demand for plant-based products in industries ranging from wellness, to pharma, to cosmetics, to food continues to increase, Green Vision Center will provide all facilities needed for bringing to market plant-based wellness and pharma products.

In February of 2022, we completed the acquisition of 125,000 sq ft (11,687 sq meters), of industrial land in Yerucham, a city in southern Israel, to build Green Vision Center Israel with the Israeli government support. (Approximately 90% of the acquisition cost was provided by Israeli government programs that encourage industrial development and includes additional grants and tax incentives.) Green Vision Center Israel will include approximately 65,000 sq. ft. (5,800 sqm) a first-of-its-kind center that will includes:

●	Manufacturing facilities for botanicals and nutritional supplements
●	Manufacturing facilities for pharma plant-based products & botanical drugs
●	Manufacturing facilities for healthy snacks & beverages
●	Manufacturing facilities for plant-based cosmetics
●	Manufacturing facilities for medical cannabis and related products
●	R&D laboratories for development, clinical studies, and quality control testing
●	Distribution and global logistics center
●	Management and consultant offices
●	Conference, training & visitor center

11 How Common is Dry Mouth? Systematic Review and Meta-Regression Analysis of Prevalence Estimates Brazilian Dental Journal (2018) 29(6): 606-618

12 American Dental Association (ADA) Science & Research Institute, LLC Oral Health Topic: Xerostomia, Department of Scientific Information, Evidence Synthesis & Translation Research. Feb 2021

13 2018-2026, G. and 2018-2026, G., 2022. Botanical and Plant Derivative Drug Market - Global Forecast 2018-2026. [online] Inkwood Research.

Green Vision Center Israel was designed by Avner Sher, one of Israel’s most highly regarded architects. Its design includes a unique roof in the shape of a lotus flower and will be built with solar panels and according to ecological green principles of saving energy. The center will be constructed by a professional project construction company.

Our mission is to become a leading worldwide production and innovation center and bring together partners, market leaders, companies, technologies, and scientific collaborations from Israel and around the world.

Recent Developments

(i)	In May 2022 we appointed Prof. Itamar Grotto, a world-renowned expert in Public Health as Director in Cannovation Center Israel Ltd. and President of Green Vision Center Israel. Professor Grotto brings his extensive expertise in the health, pharma and wellness industries and will promote the company’s strategy to bring to market innovative plant-based wellness and pharma solutions, Research and Development activities, clinical trials, regulation, and business collaborations with pharma and wellness companies from all over the world. Upon his appointment, the Prof, Itamar Gruto, was granted options under the 2018 Plan to purchase 2,356,420 shares of our common stock a per share exercise price of $0.05. The options vest over a three year period, in three annual instalments beginning on June 1, 2023 and thereafter on each subsequent anniversary, subject to his continued service to the Company

(ii)	In June 2022 we filed a Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission relating to a proposed underwritten public offering of securities. The terms of the offering have not been finalized.

(iii)

On June 10 , 2022, certain of the Company’s stockholders representing more than 50% of the Company’s outstanding share capital (the “Majority Consenting Stockholders”) approved an amendment to the Company’s Certificate of Incorporation (the “Reverse Stock Split Certificate of Amendment”) in order to effect a reverse stock split of the Company’s common stock pursuant to a range of between 50-to-1 and 700-to-1 (the “Reverse Stock Split”). Pursuant to the Reverse Stock Split, each fifty or seven hundred shares of common stock (or any whole number within such range), as shall be determined by the Board at a later time, will be automatically converted, without any further action by the stockholders, into one share of common stock. No fractional shares of common stock will be issued as the result of the Reverse Stock Split. Instead, each stockholder of the Company will be entitled to receive one share of common stock in lieu of the fractional share that would have resulted from the Reverse Stock Split. The Reverse Stock Split Certificate of Amendment will be effective upon receipt of approval from the Financial Industry Regulatory Authority (“FINRA”) and the filing with the Secretary of the State of Delaware, both of which were not completed as of the date of the approval of the financial statements

(iv)	On July 15, 2022, Citrine 9 LP, (hereinafter “Citrine 9”), one of the related entities and a signatory lender (to the Convertible Note Purchase Agreement entered into by the Company and several related parties (hereinafter the “Buyers”) in April 2020, as subsequently amended (the “CL Agreement”) agreed to honor a Draw Down Notice for, and has advanced to the Company, $100,000 on the same terms and conditions as are specified in the CL Agreement. The annual interest on the loan continues to be nine percent (9%). The principal and interest payments on the Note are due on July 31, 2023 and are to be made in New Israeli Shekels (NIS) at the conversion rate which was in effect on the date on which the loan was advanced. Citrine 9 was be issued 8,333,333Series A warrants and 8,333,333Series B warrants for shares of common stock, where the Series A warrants are exercisable beginning January 15, 2023 through July 15, 2024 and the Series B warrants are exercisable beginning January 15, 2023 through July 15, 2025, in each case at an exercise price of $0.5 per share On August 9, 2022, the Company’s board of directors agreed to extend the maturity date on the loans to October 31, 2023, subject to approval of Citrine 9, and to extend the exercise period of the warrants through August 9, 2027.

(v)	In July 2022, the Company’s subsidiary, Cannovation Center Israel Ltd, has filed a provisional patent application in the United States Patent and Trademark Office (USPTO) for “COMPOSITIONS AND METHODS FOR TREATING, AMELIORATING, ALLEVIATING, MITIGATING OR BALANCING SIDE-EFFECTS IN THE ORAL CAVITY ASSOCIATED WITH THE USE OF MEDICINES, TREATMENTS, AGING OR UNBALANCED/UNHEALTHY LIFESTYLE”, patent Application No. 63/388,361, in the U.S. Patent & Trademark Office. The patent application targets solutions for oral cavity side effects and is in line with the Company’s strategy to bring to market a broad array of plant-based wellness and pharma complementary solutions targeting to address selected side effects caused by using medicines, treatments, or an unbalanced lifestyle.

(vi)	On August 9, 2022 , the board of directors of the Company agreed to the following:

1.

The maturity date on all outstanding convertible loans under the CL Agreement was extended to October 31, 2023 (from July 31, 2023), subject to agreement of the lending entities under the CL Agreement to the extension of such maturity date; and

2.	The exercise period on all of the outstanding Series A and Series B warrants issued to date in connection with the convertible loans under the CL Agreement was extended to August 9, 2027.

(vii)	On August 9, 2022, the Board agreed to issue to the related entities who advanced an aggregate of $1,170,000 in convertible loans under the CL Agreement on or before June 15, 2020 warrants for a total 5,589,172 shares of common stock, exercisable through August 9, 2027 at a per share exercise price of $0.05, in replacement of the Series A warrants for an identical number of shares issued in June 2020 in connection with such loans.

(viii)	On August 9, 2022, the Company’s board of directors determined to increase the number of shares reserved for issuance under the 2018 Stock Incentive Plan (the “2018 Plan”) by 90 million shares to a total of 180,000,000 shares of common stock thereunder and on August 12, 2022 the Company shareholders approved the same.

(ix)	On August 9, 2022, the Board also determined to grant to the directors and officers set forth below options under the 2018 Plan. The options are exercisable at a per share price of $0.02 and through the seventh anniversary of the grant date, except in the case of Ora Elharar Soffer, the Company’s chief executive officer, the per share exercise price is 0.022 and the exercise period is five years from the date of grant. The options are scheduled to vest over a three year period, in twelve (12) equal installments, with the first instalment vesting on the third month anniversary of the date of grant and each further instalment on each subsequent third month anniversary, subject to such individual’s continued service with the Company. In the event of a change in control, the vesting schedule is accelerated and all unvested options vest.

Director/Officer	Number of Options
Ora Elharar Soffer (Chairperson, CEO)	47,128,400
Ilanit Halperin (Director, CFO)	18,851,360
Ilan Ben Ishay (Director)	18,851,360
Doron Birger (Director)	2,356,420
David Kretzmer	2,356,420

(x)	On August 9, 2027, Mr. David Kretzmer’s fee in respect of services provided to us was reduced from $7,000 per month to $1,500 per month. Mr. Kretzmer’s monthly fee for services rendered to Cannovation Center Israel at the rate of $2,000 per month was unaffected.

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

Comparison of the Three Months Ended June 30, 2022 compared to the Three Months Ended June 30, 2021

The following table presents our results of operations for the three months ended June 30, 2022 and 2021

	Three Months Ended
	June 30
	2022	2021

Revenues	-	-
Cost of sales	-	-
Operating loss	-	-
Research and development expenses	(31,000)	-
Marketing, general and administrative expenses	(355,000)	(204,000)
Operating loss	(386,000)	(204,000)
Income (expenses) related to convertible loan terms	386,000	(702,000)
Other financing expenses, net	(6,000)	47,000
Net loss	(6,000)	(859,000)

Revenues. Revenues for the three months ended June 30, 2022 and 2021 were $nil.

Research and Development. Research and development expenses for the three months ended June 30, 2022 were $31,000 compared to $nil for the three months ended June 30, 2021 the increase is mainly attributable to expenses related to the development of our Green Botanical product line and provisional patent application related expenses.

Marketing, general and Administrative Expenses. Marketing, general and administrative expenses consist primarily of professional services, share-based compensation expenses and other non-personnel related expenses such as legal expenses. Marketing, general and administrative expenses increased from $204,000 for the three months ended June 30, 2021 to $355,000 for the three months ended June 30, 2022. The increase in our marketing, general and administrative expenses is mainly attributable to the increase in our professional services expenses offset by decrease in non-cash share-based compensation expenses for such professional services.

Financing Expenses, Net. Financing income, net for the three months ended June 30, 2022 were $380,000 compared to financing expenses, net $655,000 for the three months ended June 30, 2021. The reason for the decrease in financial expenses, net was due to $386,000 of non-cash income recorded in connection with convertible loan terms.

Net Loss. Net loss for the three months ended June 30, 2022 was $6,000 and is attributable to the reasons discussed above.

Comparison of the Six Months Ended June 30, 2022 compared to the Six Months Ended June 30, 2021

The following table presents our results of operations for the six months ended June 30, 2022 and 2021

	Six Months Ended
	June 30
	2022	2021

Revenues	-	-
Cost of sales	-	-
Operating loss	-	-
Research and development expenses	(56,000)	-
Marketing, general and administrative expenses	(669,000)	(2,179,000)
Operating loss	(725,000)	(2,179,000)
Income (expenses) related to convertible loan terms	7,000	(797,000)
Other financing expenses, net	(17,000)	17,000
Net loss	(735,000)	(2,959,000)

Revenues. Revenues for the six months ended June 30, 2022 and 2021 were $nil.

Research and Development. Research and development expenses for the six months ended June 30, 2022 were $56,000 compared to $nil for the six months ended June 30, 2021 the increase is mainly attributable to expenses related to the development of our Green Botanical product line and provisional patent application related expenses.

Marketing, general and Administrative Expenses. Marketing, general and administrative expenses consist primarily of professional services, share-based compensation expenses and other non-personnel related expenses such as legal expenses. Marketing, general and administrative expenses decreased from $2,179,000 for the six months ended June 30, 2021 to $669,000 for the six months ended June 30, 2022. The decrease in our marketing, general and administrative expenses is mainly attributable to the decrease in our non-cash share-based compensation expenses offset by increase in professional services related expenses.

Financing Expenses, Net. Financing expenses, net for the six months ended June 30, 2022 were $10,000 compared to $780,000 for the six months ended June 30, 2021. The reason for the decrease in financial expenses, net was due to $797,000 of expenses related to convertible loan terms for the six months ended June 30, 2021.

Net Loss. Net loss for the six months ended June 30, 2022 was $735,000 and is attributable to the reasons discussed above.

Financial Condition, Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. At June 30, 2022, we had current assets of $186,000 compared to total current assets of $349,000 as of December 31, 2021. At June 30, 2022, we had current liabilities of $1,372,000 as compared to $1,064,000 as of December 31, 2021. At June 30, 2022, we had total liabilities of $3,038,000 as compared to $2,495,000 as of December 31, 2021. The increase is mainly attributed to the increase in the balance of accrued expenses and the balance of convertible component in convertible notes.

At June 30, 2022, we had a cash balance of $129,000 compared to the cash balance of $270,000 as of December 31, 2021.

At June 30, 2022, we had a working capital deficiency of $1,186,000 as compared with a working capital deficiency of $715,000 at December 31, 2021.

On July 15, 2022, Citrine 9 LP (hereinafter “Citrine 9”), one of the related entities who are the signatory lenders (hereinafter the “Buyers”) to the Convertible Note Purchase Agreement entered into by the Company and such Buyers in April 2020, as subsequently amended (the “CL Agreement”) agreed to honor a Draw Down Notice for, and has advanced to the Company, $100,000 on the same terms and conditions as are specified in the CL Agreement. The annual interest on the loan continues to be nine percent (9%). The principal and interest payment on the Note shall be made in New Israeli Shekels (NIS) at the conversion rate which was in effect on the date on which the loan was advanced. As provided for under the terms of the Convertible Note Agreement, Citrine 9 is entitled to 8,333,333 Series A warrants and 8,333,333 Series B warrants for shares of common stock, where each of the series are exercisable beginning January 15, 2023 through October 31, 2025, in each case at an exercise price of $0.5 per share. ON August 9, 2022, the Company’s board of directors agreed to extend the exercise period of the warrants through August 9, 2027.

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2022, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

(i) On August 9, 2022, the board of directors of the Company agreed to the following:

1.

The maturity date on all outstanding convertible loans under the CL Agreement was extended to October 31, 2023 (from July 31, 2023), subject to agreement of the lending entities under the CL Agreement to the extension of such maturity date; and

2.	The exercise period on all of the outstanding Series A and Series B warrants issued to date in connection with the convertible loans under the CL Agreement was extended to August 9, 2027.

(ii) On August 9, 2022, the Board agreed to issue to the related entities who advanced an aggregate of $1,170,000 in convertible loans under the CL Agreement on or before June 15, 2020 warrants for a total 5,589,172 shares of common stock, exercisable through August 9, 2027 at a per share exercise price of $0.05, in replacement of the Series A warrants for an identical number of shares issued in June 2020 in connection with such loan.

(iii) On August 9, 2022, the Company’s board of directors determined to increase the number of shares reserved for issuance under the 2018 Stock Incentive Plan (the “2018 Plan”) by 90 million shares to a total of 180,000,000 shares of common stock thereunder and on August 12, 2022, the Company shareholders approved the increase in the pool.

(iv) On August 9, 2022, the Board also determined to grant to the directors and officers set forth below options under the 2018 Plan. The options are exercisable at a per share exercise price of $0.02 and through the seventh anniversary of the grant date, except in the case of Ora Elharar Soffer, the Company’s chief executive officer, the per share exercise price is 0.022 and the exercise period is five years from the date of grant. The options vest over a three year period, in twelve (12) equal installments, with the first instalment vesting on the third month anniversary of the date of grant and each further instalment on each subsequent third month anniversary, subject to such individual’s continued service with the Company. In the event of a change in control, the vesting schedule is accelerated and all unvested options vest.

Director/Officer	Number of Options
Ora Elharar Soffer (Chairperson, CEO)	47,128,400
Ilanit Halperin (Director, CFO)	18,851,360
Ishay Ben Ishay (Director)	18,851,360
Doron Birger (Director)	2,356,420
David Kretzmer	2,356,420

ITEM 6.	EXHIBITS

Exhibit Index:

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer (Principal Executive Officer), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITRINE GLOBAL. CORP

(Registrant)

By:	/s/ Ora Elharar Soffer	By:	/s/ Ilanit Halperin
	Ora Elharar Soffer		Ilanit Halperin
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date:	August 15, 2022	Date:	August 15, 2022

