Form 10-Q
period 2022-09-30
CITRINE GLOBAL, CORP.
filed 2022-11-15
CIK 1498067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period ended September 30, 2022; or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from ________ to ________

Commission file number 000-55680

CITRINE GLOBAL, CORP

(Exact name of registrant as specified in its charter)

Delaware	68-0080601
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2 Jabotinsky St., Atrium Tower, Ramat Gan Israel	5250501
(Address of principal executive offices)	Zip Code

+ (972) 9 855 1422

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

As of November 14, 2022, 943,703,873 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

CITRINE GLOBAL, CORP

Form 10-Q

September 30, 2022

Page

PART I — FINANCIAL INFORMATION

Item 1 – Unaudited Condensed Consolidated Financial Statements	4

Condensed Consolidated Balance Sheets – September 30, 2022 (unaudited) and December 31, 2021	5

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021 (unaudited)	6

Condensed Consolidated Statement of Changes in Stockholders’ Equity (deficit) for the three and nine months ended September 30, 2022 and 2021 (unaudited)	7

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 (unaudited)	9

Notes to Unaudited Condensed Consolidated Financial Statements	11

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	36

Item 4 – Controls and Procedures	36

PART II — OTHER INFORMATION

Item 1 – Legal Proceedings	37

Item 1A – Risk Factors	37

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3 – Defaults upon Senior Securities	37

Item 4 – Mine Safety Disclosures	37

Item 5 – Other Information	37

Item 6 – Exhibits	38

Exhibit Index	38

SIGNATURES	39

2

CITRINE GLOBAL, CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2022

3

CITRINE GLOBAL, CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2022

U.S. DOLLARS IN THOUSANDS

CITRINE GLOBAL, CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	September 30,	December 31,
	2022	2021
	(Unaudited)
A s s e t s
Current Assets
Cash and cash equivalents	179	270
Restricted cash	8	10
Short-term loan granted to others	17	15
Prepaid expenses	59	30
Other current assets	21	24
Total current assets	284	349

Non-current assets
Investments valued under the measurement alternative	450	450
Property and equipment, net	229	256
Total non-current assets	679	706
T o t a l assets	963	1,055

Liabilities and Stockholders’ Deficit
Current liabilities
Short term loan	80	-
Accounts payable and accrued expenses	213	226
Accrued compensation	1,325	838
Total current liabilities	1,618	1,064

Convertible component in convertible notes	138	-
	1,1
Convertible notes	1,704	1,431

T o t a l liabilities	3,460	2,495

Stockholders’ Deficit
Common stock, par value $0.0001 per share, 1,500,000,000 shares authorized at September 30, 2022 and December 31, 2021; 943,703,873 and 942,568,006 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	94	94
Additional paid-in capital	22,934	22,073
Stock to be issued	30	44
Accumulated deficit	(25,668)	(23,757)
Accumulated other comprehensive income	113	106
T o t a l stockholders’ deficit	(2,497)	(1,440)
T o t a l liabilities and stockholders’ deficit	963	1,055

The accompanying notes are an integral part of the condensed consolidated financial statements.

CITRINE GLOBAL, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(U.S. dollars in thousands, except share and per share data)

	Nine months ended		Three months ended
	September 30		September 30
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)

Research and development expenses	(83)	(123)	(27)	(57)
Marketing, general and administrative expenses	(1,234)	(3,281)	(565)	(1,168)
Operating loss	(1,317)	(3,404)	(592)	(1,225)
Financing expenses, net:
Expenses related to convertible loan terms	(575)	(1,034)	(582)	(237)
Other financing expenses, net	(19)	(70)	(2)	(87)
Financing expenses, net	(594)	(1,104)	(584)	(324)

Net loss attributable to common stockholders	(1,911)	(4,508)	(1,176)	(1,549)

Loss per common stock (basic and diluted)	*	*	*	*

Basic weighted average number of shares of common stock outstanding	942,713,630	942,568,006	943,000,129	942,568,006

Comprehensive loss:
Net loss	(1,911)	(4,508)	(1,176)	(1,549)
Other comprehensive income attributable to foreign currency translation	8	-	6	-
Comprehensive loss	(1,903)	(4,508)	(1,170)	(1,549)

*	Represents an amount less than $0.01 per common stock.

The accompanying notes are an integral part of the condensed consolidated financial statements.

CITRINE GLOBAL, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(U.S. dollars in thousands, except share data)

	Common stock		Additional paid-in capital	Stock to be issued	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ deficit
	Stock	Amount
BALANCE AT DECEMBER 31, 2021	942,568,006	94	22,073	44	(23,757)	106	(1,440)
Extinguishment of convertible note	-	-	(162)	-	-	-	(162)
Warrants issued in connection with convertible notes	-	-	100	-	-	-	100
Share based compensation	-	-	32	-	-	-	32
Other comprehensive income	-	-	-	-	-	6	6
Net loss for the period	-	-	-	-	(729)	-	(729)
BALANCE AT MARCH 31, 2022 (unaudited)	942,568,006	94	22,043	44	(24,486)	112	(2,193)
Share based compensation	-	-	35	-	-	-	35
Other comprehensive income	-	-	-	-	-	(5)	(5)
Net loss for the period	-	-	-	-	(6)	-	(6)
BALANCE AT JUNE 30, 2022 (unaudited)	942,568,006	94	22,078	44	(24,492)	107	(2,169)

Issuance of shares	535,867	*	14	(14)	-	-	-
Issuance of shares to services providers	600,000	*	*	-	-	-	-
Share based compensation	-	-	335	-	-	-	335
Issuance of warrants	-	-	98	-	-	-	98
Warrants issued in connection with convertible notes	-	-	55	-	-	-	55
Modification of warrants in connection with convertible loan restructuring	-	-	354	-	-	-	354
Other comprehensive income	-	-	-	-	-	6	6
Net loss for the period	-	-	-	-	(1,176)	-	(1,176)
BALANCE AT SEPTEMBER 30, 2022 (unaudited)	943,703,873	94	22,934	30	(25,668)	113	(2,497)

*	Represents an amount less than $1,000.

CITRINE GLOBAL, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(U.S. dollars in thousands, except share data)

	Common stock		Additional paid-in capital	Stock to be issued	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ deficit
	Stock	Amount
BALANCE AT DECEMBER 31, 2020	942,568,006	94	20,414	30	(19,241)	106	1,403
Net loss for the period	-	-	-	-	(2,100)	-	(2,100)
BALANCE AT MARCH 31, 2021 (unaudited)	942,568,006	94	20,414	30	(21,341)	106	(697)
Modification of warrants in connection with convertible loan restructuring	-	-	361	-	-	-	361
Warrants issued in connection with convertible notes	-	-	132	-	-	-	132
Net loss for the period	-	-	-	-	(859)	-	(859)
BALANCE AT JUNE 30, 2021 (unaudited)	942,568,006	94	20,907	30	(22,200)	106	(1,063)
Classification of embedded conversion feature from liability to equity	-	-	670	-	-	-	670
Commitment for issuance of fixed number of ordinary shares	-	-	-	14	-	-	14
Net loss for the period	-	-	-	-	(1,549)	-	(1,549)
BALANCE AT SEPTEMBER 30, 2021 (unaudited)	942,568,006	94	21,577	44	(23,749)	106	(1,928)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CITRINE GLOBAL, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Nine months ended
	September 30,
	2022	2021
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(1,911)	(4,508)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2	1
Finance expenses, net	5	-
Financial expenses with respect to convertible notes and loans	575	1,034
Share based payment to a service provider	-	872
Share based payment	402	-
Fair value adjustment of liability in connection with stock exchange agreement	-	(57)
Changes in fair value of marketable securities	-	37
Loss from sale of marketable securities	-	96
Changes in operating assets and liabilities:
Prepaid share based payment to a service provider	-	1,736
Prepaid and other current assets	(26)	(71)
Accounts payable and accrued expenses	511	438
Net cash used in operating activities	(442)	(422)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(4)	-
Repayments of short-term loan granted to others	-	389
Proceeds from sale of trading securities	-	164
Net cash provided by (used in) investing activities	(4)	553

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short term loan	80	-
Proceeds from issuance of convertible notes	280	350
Net cash provided by financing activities	360	350

Effect of exchange rates on cash and cash equivalents	(7)	(3)

Net increase (decrease) in cash and cash equivalents	(93)	478

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	280	206

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	187	684

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Supplemental disclosure of cash flow information:
Cash received during the year:
Interest	-	14
Non-cash transactions:
Fair value of convertible component in convertible loan	(48)	-
Warrants issued in connection with convertible notes	(155)	-
Extinguishment of convertible notes	(162)	-
Classification of embedded conversion feature from liability to equity	-	670

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

On August 4, 2020, the Board of the Company approved for the Company and its Israeli Subsidiary to proceed with preparations for investing in iBOT Israel Botanicals Ltd., an Israeli nutritional supplements’ company developing and manufacturing botanical formulas and nutritional supplements for custom & contract manufacturing for leading botanical companies (“iBOT”). iBOT has a manufacturing facility for a wide range of botanical formulations. iBOT’s manufacturing facility is approved by the Israeli Ministry of Health and is GMP-certified, ISO9001-certified and HACCP certified by IQC. The principal shareholders and control persons of iBOT are the Company’s Chief Executive Officer and a Company director. On August 4, 2020, the Board of Directors approved for the Company and Citrine Global Israel to proceed with preparations for investing in iBOT. On August 9, 2021, through the 60% owned subsidiary Cannovation Center Israel, the Company entered into an agreement with iBOT pursuant to which iBOT agreed to manufacture a line of nutritional supplements for Cannovation Center Israel, including packaging and storage. On September 29, 2021, the Company agreed to advance to iBOT, up to $50 thousands with a 12-month maturity date and the Company transferred, as a first tranche, $15 thousands on October 8, 2021. The loan bears interest at an effective annual interest rate of 12% as and is convertible, at the option of Citrine Global, into equity shares of iBOT at conversion rate equal to the lower of (i) 25% discount to the most recent round of capital raised by iBOT during the term of the loan and (ii) the rate specified in the framework agreement. In addition, the agreement provided that the Israeli subsidiary is entitled to convert the outstanding loan, in whole or in part, to satisfy payments of amounts owed to iBOT under the services agreements between the parties

In November 2021, iBOT granted to Citrine Global Group, a pre-emption right to any equity or equity linked securities that iBOT proposes to issue to an unrelated third party with aggregate gross proceeds to the Company exceeding $1 million or which will result in a change in control in iBOT following such issuance, then iBOT is to give to the Citrine Global Group written notice of such proposed issuance and the relevant terms thereof and the Citrine Global Group shall have ten (10) days thereafter to determine if it elects to purchase a minimum of 51% of the proposed issuance on the price and other terms specified in the notice sent by iBOT (the “Pre-Emption Right”). If the Citrine Global Group elects to exercise the Pre-Emption Right, such purchase is to take place at no more than 90 days following the expiration of the 10 day notice period to the Citrine Global Group. Any iBOT securities of the Pre-Emption Right that Citrine Global Group elects to not purchase are to be sold by not later than 90 days following the end of the Citrine Global Group’s notice period and if such shares are not sold to such third party within the 90 day period, the Pre-Emption right shall apply to any subsequent proposed issuance. The preemption right does not apply to certain specified exceptions. See Note 6B.

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

Financial support from shareholders

The Company has not yet to generate revenues and is dependent on raising funds from its current shareholders or from other sources. On April 13, 2021, Citrine S A L, on behalf of itself and its affiliates and related parties, has furnished the Company with an irrevocable letter of obligation to financially support the Company until June 30, 2022. On March 17, 2022, Citrine S A L Investment & Holding Ltd. extended this support through June 30, 2023 and on November 14, 2022 Citrine S A L Investment & Holding Ltd. further extended the support through June 30, 2024. On August 14, 2022, Citrine S A L Investment & Holding Ltd. further extended this support through June 30, 2024.

The Company has no significant firm commitments that require it to remit cash and can control the level of expenses it incurs. Based on the Company’s current cash balances, and the irrevocable letter of obligation from Citrine S A L noted above, the Company believes it has sufficient funds for its plans for the next twelve months from the issuance of these financial statements. As the Company is embarking on its new activity as detailed herein, it is incurring losses. It cannot determine with reasonable certainty when and if it will have sustainable profits.

COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (SARS-CoV-2) to be a global pandemic (COVID-19), which continues to spread throughout the world. The COVID-19 pandemic is having significant effects on global markets, supply chains, businesses, and communities. Specifically with respect to the Company, COVID-19 may impact various parts of its 2022 plans, operations and financial results, including but not limited to difficulties in obtaining additional financing. The Company considered the impact of COVID-19 on the estimates and assumptions and determined that there were no material adverse impacts on the consolidated financial statements for the period ended September 30, 2022. The Company believes it is taking appropriate actions to mitigate the negative impact, including by focusing its activities initially only within the country of Israel. However, the full impact of COVID-19 is unknown and cannot be reasonably estimated as these events are still developing.

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q. In the opinion of management, the financial statements presented herein have not been audited by an independent registered public accounting firm but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the nine months ended September 30, 2022. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2022.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Balance as of September 30, 2022
	Level 1	Level 2	Level 3	Total
	US$ in thousands
Liabilities:
Fair value of convertible component in convertible notes	-	-	138	138
Total liabilities	-	-	138	138

The following table presents the changes in fair value of the level 3 liabilities for the period ended September 30, 2022:

Changes in Fair value
US$ in thousands
Liabilities:
Outstanding at December 31, 2021	-
Initial recognition of convertible component as part of modification in note terms	162
Initial recognition of convertible component as part of convertible notes issued	48
Changes in fair value	187
Outstanding at March 31, 2022	397
Changes in fair value	(315)
Outstanding at June 30, 2022	82
Initial recognition of convertible component as part of convertible notes issued	55
Changes in fair value	1
Outstanding at September 30, 2022	138

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF RESENTATION (cont.)

Recent Accounting Pronouncements

On October 1, 2021, the Company early adopted ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. This guidance also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The adoption of this new standard did not have a material impact on the consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04—Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, which clarifies and reduces diversity in accounting for modifications or exchanges of freestanding equity-written call options that remain equity classified after modifications or exchanges based on the substance of the transactions. The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The adoption of this new standard did not have a material impact on the consolidated financial statements.

Other new pronouncements issued but not effective as of September 30, 2022 are not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3 – STOCK OPTIONS

In May 2022 the Company appointed Prof. Itamar Grotto, a world-renowned expert in Public Health as Director in Cannovation Center Israel Ltd. and President of Green Vision Center Israel. Upon his appointment, Prof . Itamar Gruto was granted options under the 2018 Stock Incentive Plan (the “2018 Plan”) to purchase 2,356,420 shares of the Company’s common stock at per share exercise price of $0.05. The options vest over a three year period, in three annual instalments beginning on June 1, 2023 and thereafter on each subsequent anniversary, subject to his continued service to the Company.

On June 8, 2022, the Board also approved the issuance of 7,000,000 options to two service providers under the 2018 Plan. The options are exercisable at a per share price of $0.05. The options are scheduled to vest over a three year period, in twelve (12) equal installments, with the first instalment vesting on the third month anniversary of the date of grant and each further instalment on each subsequent third month anniversary, subject to such individual’s continued service with the Company. 1,166,667 options shall be accelerated upon uplisting to Nasdaq.

On  August 9, 2022, the Company’s board of directors determined to increase the number of shares reserved for issuance under the 2018 Plan by 90 million shares to a total of 180,000,000 shares of common stock thereunder and on August 12, 2022 the Company shareholders approved the same.

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

Director/Officer	Number of Options
Ora Elharar Soffer (Chairperson, CEO)	47,128,400
Ilanit Halperin (Director, CFO)	18,851,360
Ilan Ben Ishay (Director)	18,851,360
Doron Birger (Director)	2,356,420
David Kretzmer (Director)	2,356,420

The terms relating to the options grants are included in stock option agreements under the 2018 Plan, . Amongst other things, the stock option agreements for selected service providers of Citrine Global, including our directors and officers, provide that the exercise price of the options that were awarded to date, shall remain unaffected by the implementation of a reverse stock split that the Company may implement; to avoid any doubt, such reverse stock split shall apply to the number of options shares issuable under such options. All other relevant terms of such shall continue in full force and effect and are such reverse stock split. Any and all tax implications rest solely with the optionee and not the Company.

The following table presents the Company’s stock option activity for employees and directors of the Company for the year ended September 30, 2022:

	Number of Options	Weighted Average Exercise Price ($)
Outstanding at December 31, 2021	23,628,962	0.05
Granted	98,900,380	0.021
Exercised	-	-
Forfeited or expired	-	-
Outstanding at September 30, 2022	122,529,342	0.026
Number of options exercisable at September 30, 2022	21,855,875	0.05

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The stock options outstanding as of September 30, 2022, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options vested
	As of September 30, 2022
0.0011	46,762		46,762
0.02	42,415,560	2.86	-
0.022	47,128,400	2.86	-
0.05	23,582,200	0.42	21,225,780
0.05	9,356,420	4.67	583,333
	122,529,342	2.53	21,855,875

Compensation expense recorded by the Company in respect of its stock-based compensation awards for the nine and three months ended September 30, 2022 was $402 thousands and $335 thousands, respectively and are included in General and Administrative expenses in the Statements of Operations.

In determining the fair value of the options granted, the Company used the Black-Scholes option valuation method, with the following assumptions:

Dividend yield (%)	0%
Risk-free interest rate (%)	0.07% - 3.20%
Expected term (years)	5-7
Volatility	164.84% - 174.46%
Share price (U.S. dollars)	0.015 - 0.020
Exercise price (U.S. dollars)	0.02 – 0.05

NOTE 4 – EVENTS DURING THE PERIOD

A.	On January 5, 2022, Citrine 9 LP, one of the Buyer entities (hereinafter “Citrine 9”) agreed to honor a Draw Down Notice (as defined in the Convertible Note Agreement) for, and has advanced to the Company, $180 thousands on the same terms and conditions as are specified in the Convertible Note Agreement. The maturity date of the loan is the earlier of July 31, 2023 or at such time as the Company shall have consummated an investment of at least $5 million in Company securities. The annual interest on the loan continues to be nine percent (9%). The principal and interest payment on the Note shall be made in New Israeli Shekels (NIS) at the conversion rate which was in effect on the date on which the loan was advanced.

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

See note 4F below for detailed regarding change in terms of the Convertible Note Agreement, Series A warrants and Series B warrants.

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

The scenario in which the convertible loan would be converted prior to its maturity (scenario 1) was estimated by the appraiser using the Black-Scholes option pricing model, to compute the fair value of the derivative and to market the fair value of the derivative at each balance sheet date. The following are the data and assumptions used as of issuance dates and as of the balance sheet date:

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	January 5, 2022	September 30, 2022
Dividend yield (%)	0%	0%
Risk-free interest rate (%)	0.65%	4.06%
Expected term (years)	1.57	1.08
Volatility	154.86%	123.94%
Share price (U.S. dollars)	0.025	0.021
Exercise price (U.S. dollars)	0.05	0.05
Fair value of the conversion feature (U.S. dollars in thousands)	56	21

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

	January 5, 2022	September 30, 2022
Dividend yield (%)	0%	0%
Risk-free interest rate (%)	0.40%	3.92%
Expected term (years)	0.99	0.25
Volatility	158%	123.30%
Share price (U.S. dollars)	0.025	0.021
Exercise price (U.S. dollars)	0.05	0.05
Fair value of the conversion feature U.S. dollars in thousands)	40	2

The fair value of the convertible component was estimated by the third-party appraiser after giving effect to the weighted average of the two possible scenarios as of issuance dates was $48 thousands and as of September 30, 2022 was $12 thousands.

Warrants

The fair value of the warrants as of the drawdowns dates was estimated at $255 thousands using the Black-Scholes option-pricing model and is presented within the consolidated statements of changes in shareholders equity (deficit).

The following are the data and assumptions used:

Warrants A
Dividend yield	0%
Risk-free interest rate	0.96%
Expected term (years)	2.5
Volatility	159.70%
Share price (U.S. dollars)	0.025
Exercise price (U.S. dollars)	0.05
Fair value of the warrants (U.S. dollars in thousands)	119

Warrants B
Dividend yield	0%
Risk-free interest rate	1.18%
Expected term (years)	3.5
Volatility	159.70%
Share price (U.S. dollars)	0.025
Exercise price (U.S. dollars)	0.05
Fair value of the warrants (U.S. dollars in thousands)	136

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Fair Value Proportional Allocation

The fair value of the note was estimated at $154 thousands. The note is accounted for according to the effective interest method.

Based on the above, the fair value proportion allocation as of January 5, 2022 was as follows:

January 5, 2022 (US dollars in thousands)
Conversion Component	$48
Warrants	100
Convertible Notes	32
Total	$180

B.	Additionally, on January 5, 2022, the Company and the related entities who are the signatory lenders (hereinafter the “Buyers”) under the Convertible Loan Agreement dated as of April 1, 2020 (the “CL Agreement”) with the Company entered into the Fourth Amendment to the CL Agreement pursuant to which the following was agreed to:

(i)	The principal and accrued interest on all outstanding loans in the aggregate principal amount of $1,800,000 are to be repaid in New Israeli Shekels (NIS) at the conversion rate in effect on the date on which the loan was advanced;
(ii)	The conversion price on all outstanding notes under the CL Agreement was adjusted to a conversion price of $0.05 per share
(iii)	The exercise price on all outstanding warrants issued in connection with advances made under the CL Agreement was adjusted to an exercise price of $0.05 per share.

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

Conversion feature

In accordance with ASC 815-15-25 the conversion feature was considered an embedded derivative instrument and is to be recorded at its fair value separately from the convertible notes, within non-current liabilities in the Company’s balance sheet. The conversion component is then remeasured at fair value at each reporting period with the resulting gains or losses shown in the statements of operations.

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

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The scenario in which the convertible loan would be converted prior to its maturity (scenario 1) was estimated by the appraiser using the Black-Scholes option pricing model, to compute the fair value of the derivative and to market the fair value of the derivative at each balance sheet date. The following are the data and assumptions used as of issuance dates and as of the balance sheet date:

	September 30, 2022
	June 15, 2020 convertible loans	April 1, 2021 convertible loans
Dividend yield	0%	0%
Risk-free interest rate	4.06%	4.06%
Expected term (years)	1.08	1.08
Volatility	123.94%	123.94%
Share price (U.S. dollars)	0.021	0.021
Exercise price (U.S. dollars)	0.05	0.05
Fair value of the conversion feature (U.S. dollars in thousands)	173	40

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

	September 30, 2022
	June 15, 2020 convertible loans	April 1, 2021 convertible loans
Dividend yield	0%	0%
Risk-free interest rate	3.92%	3.92%
Expected term (years)	0.25	0.25
Volatility	123.3%	123.3%
Share price (U.S. dollars)	0.021	0.021
Exercise price (U.S. dollars)	0.05	0.05
Fair value of the conversion feature (U.S. dollars in thousands)	21	5

The fair value of the convertible component was estimated by the third-party appraiser after giving effect to the weighted average of the two possible scenarios as of September 30, 2022 was $97 thousands and $23 thousands.

C.	On February 8, 2022, Cannovation Ltd received from the Israel Land Authority (“ILA”) a counter-signed development agreement to purchase rights for long term lease to 11,687 square meters of Land for purposes of building the Green Vision Center Israel, which is intended to include factories, laboratories, logistics and a distribution center for the medical cannabis, and botanicals industries.

D.	On February 15, 2022, the Company signed an investor relations service agreement with a consultant pursuant to which the Company agreed to pay the consultant a monthly retainer of $5,000 and in addition, to issue the consultant 1,800,000 restricted shares of common stock, to be issued in three tranches. In the event that the agreement is terminated prior to the issuance date, the remaining share obligation shall be void. On July 28, 2022, by mutual agreement the Company and the counterparty consultant terminated the agreement and the Company agreed to issue to the counterparty consultant 600,000 restricted shares.

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

E.	On July 15, 2022, Citrine 9 LP, (hereinafter “Citrine 9”), one of the related entities and a signatory lender (to the Convertible Note Purchase Agreement entered into by the Company and several related parties (hereinafter the “Buyers”) in April 2020, as subsequently amended (the “CL Agreement”) agreed to honor a Draw Down Notice for, and has advanced to the Company, $100,000 on the same terms and conditions as are specified in the CL Agreement. The annual interest on the loan continues to be nine percent (9%). The principal and interest payment on the Note are to be made in New Israeli Shekels (NIS) at the conversion rate which was in effect on the date on which the loan was advanced. In connection with the loan, Citrine 9 is entitled to 8,333,333 Series A warrants and 8,333,333 Series B warrants for shares of common stock, where the Series A warrants are exercisable beginning January 15, 2023 through July 15, 2024 and the Series B warrants are exercisable beginning January 15, 2023 through July 15, 2025, in each case at an exercise price of $0.05 per share. On August 9, 2022, the Company’s board of directors agreed to extend the maturity date on the loans to October 31, 2023, subject to approval of Citrine 9 to such extension, and to extend the exercise period of the warrants through August 9, 2027.

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

The scenario in which the convertible loan would be converted prior to its maturity (scenario 1) was estimated by the appraiser using the Black-Scholes option pricing model, to compute the fair value of the derivative and to market the fair value of the derivative at each balance sheet date. The following are the data and assumptions used as of issuance dates and as of the balance sheet date:

	July 15, 2022	September 30, 2022
Dividend yield	0%	0%
Risk-free interest rate	3.12%	4.06%
Expected term (years)	1	1.08
Volatility	146.4%	123.9%
Share price (U.S. dollars)	0.012	0.021
Exercise price (U.S. dollars)	0.05	0.05
Fair value of the conversion feature (U.S. dollars in thousands)	6	13

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

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	July 15, 2022	September 30, 2022
Dividend yield	0%	0%
Risk-free interest rate	2.86%	3.92%
Expected term (years)	0.46	0.25
Volatility	125.9%	123.3%
Share price (U.S. dollars)	0.012	0.021
Exercise price (U.S. dollars)	0.05	0.05
Fair value of the conversion feature (U.S. dollars in thousands)	1	1

The fair value of the convertible component was estimated by the third-party appraiser after giving effect to the weighted average of the two possible scenarios as of issuance dates was $4 thousands and as of September 30, 2022 was $7 thousands.

Warrants

The fair value of the warrants as of the drawdowns dates was estimated at $115 thousands using the Black-Scholes option-pricing model and is presented within the consolidated statements of changes in shareholders equity (deficit).

The following are the data and assumptions used:

Warrants A
Dividend yield	0%
Risk-free interest rate	3.13%
Expected term (years)	2
Volatility	153.1%
Share price (U.S. dollars)	0.012
Exercise price (U.S. dollars)	0.05
Fair value of the warrants (U.S. dollars in thousands)	50

Warrants B
Dividend yield	0%
Risk-free interest rate	3.14%
Expected term (years)	3
Volatility	148.6%
Share price (U.S. dollars)	0.012
Exercise price (U.S. dollars)	0.05
Fair value of the warrants (U.S. dollars in thousands)	64

Fair Value Proportional Allocation

The fair value of the note was estimated at $93 thousands. The note is accounted for according to the effective interest method.

Based on the above, the fair value proportion allocation as of July 15, 2022 was as follows:

July 15, 2022 (US dollars in thousands)
Conversion Component	$4
Warrants	55
Convertible Notes	41
Total	$100

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

F.	On August 9, 2022, the board of directors of the Company agreed to the following:

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

Therefore, the Company went on to assess whether the terms of the modified note are substantially different. The Company concluded that the change in terms of the loans should be accounted for as a debt extinguishment.

Following the abovementioned amendment on August 9, 2022, the changes in the fair value of the conversion component and the warrants in the amount of $51 thousands and $354 thousands, respectively were recorded as interest expenses.

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

G.	On August 9, 2022, the Board agreed to issue to the related entities who advanced an aggregate of $1,170 thousands in convertible loans under the CL Agreement on or before June 15, 2020 warrants for a total 5,589,172 shares of common stock, exercisable through August 9, 2027 at a per share exercise price of $0.05, in replacement of the Series A warrants for an identical number of shares issued in June 2020 in connection with such loans, which had expired.

The fair value of the warrants as of the drawdowns dates was estimated at $98 thousands using the Black-Scholes option-pricing model and is presented within the consolidated statements of changes in shareholders equity (deficit).

The following are the data and assumptions used:

Warrants A
Dividend yield (%)	0%
Risk-free interest rate (%)	2.97%
Expected term (years)	5
Volatility	152.9%
Share price (U.S. dollars)	0.02
Exercise price (U.S. dollars)	0.05
Fair value of the warrants (U.S. dollars in thousands)	98

H.	On September 30, 2022, the Company received a loan from Citrine S A L Hi Tech 7 LP, an Israeli limited partnership and an affiliated entity (the “Lender”), in the principal amount of $80,000. The loans bears interest at 12% per annum and is scheduled to mature on December 15, 2022. The principal and interest payment on the loan are to be made in New Israeli Shekels (NIS) at the exchange rate which was in effect on the date on which the loan was advanced. The Lender has the option, upon written notice to the Company and subject to the Company’s consent, to extend the maturity date of the loan (the “Maturity Date extension Notice”). The Lender is to provide the Maturity Date extension Notice by no later than December 5, 2022.

In the event that the Company agrees to such extension, the terms of this loan shall be adjusted on a pro-rata basis, to those terms applicable to the Company’s convertible notes then outstanding under the Convertible Note Agreement, date as of April 1, 2020, as subsequently amended, amongst the Company and the affiliated parties thereto (of which the Lender is a party).

NOTE 5 – RELATED PARTIES

A.	Transactions and balances with related parties

	Nine months ended September 30		Three months ended September 30
	2022	2021	2022	2021
	U.S. dollars (in thousands)

Research and development expenses:
Directors compensation and fees to officers	81	24	26	-

General and administrative expenses:
Directors compensation and fees to officers (*)	791	1,225	444	1,042
(*) Share based compensation	349	872	305	872

Financing expenses (income), net:
Related to convertible loan terms	(575)	(1,034)	(582)	(237)

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

B.	Balances with related parties:

	As of September 30,	As of December 31,
	2022	2021
	U.S. dollars (in thousands)

Current Assets:
Short term loan granted to others	17	15
	17	15
Current Liabilities:
Short term loan	80
Convertible notes	-	1,431
Accounts payable	26	20
Accrued compensation	1,326	838
	1,432	2,289
Non-current Liabilities:
Convertible notes	1,704	-

C.	On August 9, 2022, Mr. David Kretzmer’s fee in respect of services provided to the Company was reduced from $7,000 per month to $1,500 per month. Mr. Kretzmer’s monthly fee for services rendered to Cannovation Center Israel at the rate of $2,000 per month was unaffected.

NOTE 6 – SUBSEQUENT EVENTS

A.	On October 19, 2022, Mr. Dror Shaked and Mr. David Freidenberg were appointed to serve as independent directors on the Board of Directors of Citrine Global, Corp. effective upon (and subject to) the Nasdaq listing of the Company.

B.	In November 2022 the Company and iBOT agreed to extend to March 31, 2023 the pre-emption right previously granted to the Company with respect to any equity or equity linked securities that iBOT proposes to issue to an unrelated third party with aggregate gross proceeds to iBOT exceeding $1 million or which will result 51% in a change in control in iBOT following such issuance.

C.	On November 14, 2022, the CL Agreement was amended to provide that until the repayment in full of all outstanding principal and accrued interest on the Notes issued thereunder and the earlier to occur of the exercise in totality of the Warrants issued in connection with the Notes or their termination by the terms thereof, if the Company issues securities in any financing transaction, including debt convertible into equity, in any equity and/or debt offering or other transaction (the “Future Financing”) and said securities contain any terms that are more favorable than the terms and provisions contained in the outstanding Notes and/or Warrants under the CL Agreement, including without limitation, an effective per share price which is lower than the then effective Conversion Price applicable to the Notes or the Exercise Price of the Warrants, then the Company shall, at the request of a majority of the Buyers, enter into amendments to the Notes and/or Warrants, as applicable, to provide for the same more favorable terms and provisions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We seek to bring to the market plant-based wellness and pharma products, such as nutritional supplements, healthy beverages and food ,natural cosmetics that aim to improve people’s health and quality of life and to balance selected side effects associated with medicines, treatments or an unbalanced lifestyle.

1 Research, P., 2022. Health and Wellness Market Size to Hit USD 7,656.7 Bn by 2030. [online] GlobeNewswire News Room.

2 NielsenIQ. 2022. An inside look into the 2021 global consumer health and wellness revolution. [online]

3 Sullivan, F., 2022. Increasing Health Consciousness Among Consumers to Shift the Global Prebiotic Ingredients Market. [online] Prnewswire.com.

Research shows that complementary products can balance side effects associated with medicinal use or treatments. For example, probiotics, natural nutritional supplements are recommended as a complementary product to balance side effects associated with the use of antibiotics4.

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

With the mission is to leverage the power of plant-based solutions from nature to help improve people’s health and quality of life , and bring to market, on a global scale, innovative plant-based wellness and pharma solutions, covering the whole spectrum from innovation, research and development, product development, infrastructure for production and manufacturing, distribution, marketing and sales

We created multi-strategy solutions to realize our mission, the highlights of which include the following:

Developing & Bringing Plant-Based Wellness & Pharma Products to Market

We are developing plant-based solutions which include products for improving quality of life and complementary solutions for balancing selected side effects caused by using medicines, treatments, or an unbalanced lifestyle.

We developed dozens of formulations and products lines that includes nutritional supplements under the Green Side by Side™ brand name and the GreenFeels™ brand name in multiple form factors that include herbals, medicinal mushrooms, vitamins, minerals, and a variety of researched plants known for their healing qualities that contain substances with different anti-inflammatory properties and a variety of health-supportive effects that are relaxing, sleep enhancing, energizing, mood and body balancing, enhancing oral care, alleviating side effects, and more,

Our products lines include the following product categories:

●	Oral Cavity Care Product Line
●	Medicinal Mushrooms Product Line
●	Booster Product Line
●	Personal Protection Product Line
●	Balance & Calm Product Line

4 N.A.Kerna, 2018, A complementary medicine approach to augmenting antibiotic therapy current practices in the use of probiotics during antibiotic therapy, International Journal of Complementary & Alternative Medicine.

We manufacture our products in Israel at iBOT Israel Botanicals (iBOT), a GMP-certified manufacturing facility approved by the Israeli Ministry of Health. iBOT is a related company and we have strategic agreements with them As part of our preparation to sell our products in the US, iBOT already obtained FDA approval for exporting products to the US.

Go to Market Strategy and Prospective Revenue Sources

Our strategy for generating revenue includes sales of our product lines & brands and building a worldwide network with local teams and subsidiaries, partnerships and collaborations with distributors retail and pharmacy chains, and mergers & acquisitions of distribution companies

We are ready to go to market with a wide range of product lines for the wellness industry in multiple form factors, including nutritional supplements, herbals, medicinal mushrooms, vitamins, minerals, and a variety of researched plants known for their healing qualities that contain substances with different anti-inflammatory properties and a variety of health-supportive effects that are relaxing, sleep enhancing, energizing, mood and body balancing, enhancing oral care, alleviating side effects, and more. We started beta-testing several products in the Israeli market and are planning to establish appropriate distribution and marketing networks worldwide .

We have various business models to sell our products through different distribution channels, which include online digital direct sales, online retailer websites, physical shops and retailers including food, drug, and mass merchandise retail networks. Currently we are focused on building a B2B distribution network worldwide with select local partners who will be handling import, distribution, marketing, and sales while adhering with local regulations.

We target our product lines & brands for the plant-based wellness & pharma market of natural products of nutraceuticals, natural superfoods, , healthy beverages, cosmetics, legal, cannabis chains ,distribution network, and the botanical and plant-derived drugs.

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

IP and Research & Development Strategy

Our IP strategy and R&D roadmap include developing plant-based wellness and plant-based pharma solutions, building our patent portfolio, conducting clinical trials, advancing products through regulatory approvals, and bringing innovative products to market.

We already submitted several provisional patent applications, as detailed below, and we plan to build a patent portfolio.

5 Research, P., 2022. Nutritional Supplements Market to Hit US$ 624.7 Billion by 2030. [online] GlobeNewswire News Room

6 Industry Research., 2022. Global Superfoods Market Size is Projected To Reach US$ 287.75 Billion by 2027 [online]

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

Our strategy includes developing wellness, OTC product lines and plant-based medicines for the botanical and plant-derived drug market including:

●	Developing products portfolio based on rigorous scientific research ranging from synergistic botanicals, herbal extract tinctures, medicinal mushrooms together with plant extracts, botanical formulations from seeds, roots, bark, fruits and a wide variety of plants that contain substances with health-supportive effects. Such supportive effects include, but aren’t limited to, enhancing oral care, anti-inflammatory properties, relaxation, sleep enhancement, energizing, mood and body balancing and alleviating side effects.

●

Developing & researching complementary solutions to address the need to balance selected effects for Caused by Using Medicines, Treatments or an Unbalanced Lifestyle. A broad range of medicines and treatments have common side effects such as dryness in the oral cavity (xerostomia), headaches, dizziness, drowsiness, fatigue, nausea, vomiting, lack of concentration, and impaired appetite that are associated with the use of medicines and treatments[19].

The public health impact of harms associated with medicines and treatments is a growing area of investigation, given the expanding pharma industry and widespread availability of drugs and different medical treatments around the world. Current evidence suggests that use of medicines is associated with side effects. Exploring the relationship between drug side-effects and therapeutic indications demonstrates that 69% of drugs have between 10 and 100 different side effects; 22% of drugs have more than 100 side-effects; only 9% of drugs have less than 10 side-effects.

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

Our research and development program includes:

●	Developing wellness plant-based product portfolio & brands across the range from scientific and research-based plants, such as herbal extracts, medicinal mushrooms, and other natural ingredients
●	Developing complementary products portfolio & brands for balancing selected side effects caused by medicines, treatments, cannabis, aging, stress, and an unbalanced lifestyle
●	Researching and developing pharma solutions with the mission of developing plant-based medicines and botanical drugs
●	Building patent portfolio
●	Building clinical trials program & portfolio
●	Registering products for regulatory approval
●	Building the infrastructure for production and innovation centers to leverage IP & competitive advantage in developing and manufacturing wellness to pharma plant-based products

Provisional Patent Applications

As part of our IP strategy to build a patent portfolio we have to date submitted several provisional patent applications, as detailed below:

In October 2022 we filed a provisional patent application, “COMPOSITIONS AND METHODS FOR TREATING, AMELIORATING, ALLEVIATING, MITIGATING OR BALANCING SIDE-EFFECTS ASSOCIATED WITH THE USE OF MEDICINES, TREATMENTS, AGING, CANNABIS, AND UNBALANCED OR UNHEALTHY LIFESTYLE”, patent No: 63/418,046 in the U.S. Patent & Trademark Office. The patent application describes common side effects associated with the use of medicines, treatments, aging, cannabis and cannabinoids, and unbalanced or unhealthy life style, such as dryness in the oral cavity (xerostomia), headaches, dizziness, drowsiness, fatigue, nausea, vomiting, lack of concentration, impaired appetite, and more. This is a growing area of concern, given the expanding rate of chronical diseases and legalization and widespread availability of cannabis around the world. The patent application relates to compositions and methods for answering the need for treatment, amelioration, alleviation, mitigation, or balance of side effects, and technologies, and solutions to support people who experience side effects related to their treatment.

10 P. Zhang, F. Wang, J. Hu, and R. 2013, Exploring the Relationship Between Drug Side-Effects and Therapeutic Indications, PubMed Central, PMCID: PMC3900166; PMID: 24551427

This provisional patent application is an extension of the provisional patent application filed on October 2021 for “PHARMACEUTICAL COMPOSITIONS AND METHODS FOR THE TREATMENT OF SIDE-EFFECTS ASSOCIATED WITH THE USE OF CANNABIS, CANNABINOIDS AND RELATED PRODUCTS”, patent No: 63/257,673 in the U.S. Patent & Trademark Office that describes certain side effects of cannabis use, the needs, technologies, and solutions to support medical cannabis users who experience side effects related to their cannabis treatment.

In July 2022, we filed a provisional patent application for “COMPOSITIONS AND METHODS FOR TREATING, AMELIORATING, ALLEVIATING, MITIGATING OR BALANCING SIDE-EFFECTS IN THE ORAL CAVITY ASSOCIATED WITH THE USE OF MEDICINES, TREATMENTS, AGING OR UNBALANCED/UNHEALTHY LIFESTYLE”, patent No: 63/388,361 in the U.S. Patent & Trademark Office. The patent application relates to compositions and methods for answering the need for treatment, amelioration, alleviation, mitigation, or balance of side effects in the Oral Cavity related to medications, treatments (such as chemotherapy), and more. It describes technologies and solutions to support people who experience side effects related to their treatment. Oral cavity side effects are common. The overall estimated prevalence of dry mouth is over one in four people in the general population with higher prevalence rates observed in studies conducted with elderly people11. Research shows that oral cavity-related symptoms are linked to different factors, such as using medicines, treatments, aging, an unbalanced or unhealthy lifestyle, various chronic diseases, psychological reasons, stress, and more12.

Our patent application targets solutions for side effects and is in line with the Company’s strategy to bring to market a broad array of plant-based wellness and pharma complementary solutions targeting to address selected side effects caused by using medicines, treatments, or an unbalanced lifestyle. An excellent use case of complementary natural products alleviating side effects of medicines is that antibiotics and probiotics. For example, research shows that probiotics, natural food supplements, are recommended as a complementary product to balance side effects associated with the use of antibiotics13.

We developed product lines of sprays for the oral cavity as nutritional supplements contain plant extract combinations, distilled from seeds, roots and fruits with active anti-inflammatory effects, that encourage saliva production and balancing of taste in the oral cavity We are manufacturing the products under GMP certification of approved by the Israeli Ministry of Health.

We have launched the products in the Israeli market under the brands name :

SmokLyTM line of sprays for the oral cavity dry mouth side effect targeting the market of cannabis users and tobacco smokers.

11 How Common is Dry Mouth? Systematic Review and Meta-Regression Analysis of Prevalence Estimates Brazilian Dental Journal (2018) 29(6): 606-618

12 American Dental Association (ADA) Science & Research Institute, LLC Oral Health Topic: Xerostomia, Department of Scientific Information, Evidence Synthesis & Translation Research. Feb 2021

13 N.A.Kerna, 2018, A complementary medicine approach to augmenting antibiotic therapy current practices in the use of probiotics during antibiotic therapy, International Journal of Complementary & Alternative Medicine

And DryLessTM sprays for the oral cavity dry mouth side effect that targeting adult population experiencing constant dry mouth and certain cancer treatment patients that experience constant dry mouth as part of their cancer treatment regimen.

We plan to develop several lines of natural wellness, OTC product lines for the botanical and plant-derived drug market with the mission of developing plant-based medicines for the plant-derived drug market that is expected to reach $53 billion by 202614.

About Green Vision Center Production & Innovation Center for Plant-Based Wellness & Pharma Products

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

We acquired 125,000 sq ft (11,687 sq meters), of industrial land in Yerucham, a city in southern Israel, to build Green Vision Center Israel with the Israeli government support. (Approximately 90% of the acquisition cost was provided by Israeli government programs that encourage industrial development and includes additional grants and tax incentives.) Green Vision Center Israel will include approximately 65,000 sq. ft. (5,800 sqm) a first-of-its-kind center that will includes:

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

14 2018-2026, G. and 2018-2026, G., 2022. Botanical and Plant Derivative Drug Market - Global Forecast 2018-2026. [online] Inkwood Research.

Quarter and Post-Quarter Developments

(i)

On July 15, 2022, Citrine 9 LP, (hereinafter “Citrine 9”), one of the related entities and a signatory lender (to the Convertible Note Purchase Agreement entered into by the Company and several related parties (hereinafter the “Buyers”) in April 2020, as subsequently amended (the “CL Agreement”) agreed to honor a Draw Down Notice for, and has advanced to the Company, $100,000 on the same terms and conditions as are specified in the CL Agreement. The annual interest on the loan continues to be nine percent (9%). The principal and interest payments on the Note are due on July 31, 2023 and are to be made in New Israeli Shekels (NIS) at the conversion rate which was in effect on the date on which the loan was advanced. Citrine 9 was be issued 8,333,333Series A warrants and 8,333,333Series B warrants for shares of common stock, where the Series A warrants are exercisable beginning January 15, 2023 through July 15, 2024 and the Series B warrants are exercisable beginning January 15, 2023 through July 15, 2025, in each case at an exercise price of $0.05 per share On August 9, 2022, the Company’s board of directors agreed to extend the maturity date on the loans to October 31, 2023, subject to approval of Citrine 9, and to extend the exercise period of the warrants through August 9, 2027.

(ii)

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

(iii)	(v)	On August 9, 2022 , the board of directors of the Company agreed to the following:

1.

The maturity date on all outstanding convertible loans under the CL Agreement was extended to October 31, 2023 (from July 31, 2023), subject to agreement of the lending entities under the CL Agreement to the extension of such maturity date; and

		2.	The exercise period on all of the outstanding Series A and Series B warrants issued to date in connection with the convertible loans was extended to August 9, 2027.

(iv)

On August 9, 2022, the Board agreed to issue to the related entities who advanced an aggregate of $1,170,000 in convertible loans under the CL Agreement on or before June 15, 2020 warrants for a total 5,589,172 shares of common stock, exercisable through August 9, 2027 at a per share exercise price of $0.05, in replacement of the Series A warrants for an identical number of shares issued in June 2020 in connection with such loans

(v)

On August 9, 2022, the Company’s board of directors determined to increase the number of shares reserved for issuance under the 2018 Stock Incentive Plan (the “2018 Plan”) by 90 million shares to a total of 180,000,000 shares of common stock thereunder and on August 12, 2022 the Company shareholders approved the same

(vi)

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

Director/Officer	Number of Options
Ora Elharar Soffer (Chairperson, CEO)	47,128,400
Ilanit Halperin (Director, CFO)	18,851,360
Ben Ishay (Director)	18,851,360
Doron Birger (Director)	2,356,420
David Kretzmer	2,356,420

The terms relating to the options grants are included in stock option agreements under the 2018 Plan, . Amongst other things, the stock option agreements for selected service providers of Citrine Global, including our directors and officers, provide that the exercise price of the options that were awarded to date, shall remain unaffected by the implementation of a reverse stock split that the Company may implement; to avoid any doubt, such reverse stock split shall apply to the number of options shares issuable under such options. All other relevant terms of such shall continue in full force and effect and are such reverse stock split. Any and all tax implications rest solely with the optionee and not the Company.

(viii)

On August 9, 2027, Mr. David Kretzmer’s fee in respect of services provided to us was reduced from $7,000 per month to $1,500 per month. Mr. Kretzmer’s monthly fee for services rendered to Cannovation Center Israel at the rate of $2,000 per month was unaffected.

(ix)

On September 30, 2022, Citrine Global received a loan from Citrine Hi Tech 7 LP, an Israeli limited partnership and an affiliated entity (the “Lender”), in the principal amount of $80,000. The loans bears interest at 12% per annum and is scheduled to mature on December 15, 2022. The principal and interest payment on the Note are to be made in New Israeli Shekels (NIS) at the exchange rate which was in effect on the date on which the loan was advanced. The Lender has the option, upon written notice to the Company and subject to the Company’s consent, to extend the maturity date of the loan (the “Maturity Date extension Notice”). The Lender is to provide the Maturity Date extension Notice by no later than December 5, 2022.

In the event that the Company agrees to such extension, the terms of this Note shall be adjusted on a pro-rata basis, to those terms applicable to the Company’s convertible notes then outstanding under the Convertible Note Agreement, date as of April 1, 2020, as subsequently amended, amongst the Company and the affiliated parties thereto (of which the Lender is a party).

(x) In October 2022 we filed a provisional patent application, “COMPOSITIONS AND METHODS FOR TREATING, AMELIORATING, ALLEVIATING, MITIGATING OR BALANCING SIDE-EFFECTS ASSOCIATED WITH THE USE OF MEDICINES, TREATMENTS, AGING, CANNABIS, AND UNBALANCED OR UNHEALTHY LIFESTYLE”, patent No: 63/418,046 in the U.S. Patent & Trademark Office. The patent application describes common side effects associated with the use of medicines, treatments, aging, cannabis and cannabinoids, and unbalanced or unhealthy life style, such as dryness in the oral cavity (xerostomia), headaches, dizziness, drowsiness, fatigue, nausea, vomiting, lack of concentration, impaired appetite, and more. This is a growing area of concern, given the expanding rate of chronical diseases and legalization and widespread availability of cannabis around the world. The patent application relates to compositions and methods for answering the need for treatment, amelioration, alleviation, mitigation, or balance of side effects, and technologies, and solutions to support people who experience side effects related to their treatment. This patent application is an extension of the provisional patent application files on October 2021 for “PHARMACEUTICAL COMPOSITIONS AND METHODS FOR THE TREATMENT OF SIDE-EFFECTS ASSOCIATED WITH THE USE OF CANNABIS, CANNABINOIDS AND RELATED PRODUCTS”, patent No: 63/257,673 in the U.S. Patent & Trademark Office. that describes certain side effects of cannabis use, the needs, technologies, and solutions to support medical cannabis users who experience side effects related to their cannabis treatment.

(xi) On October 19, 2022, Mr. Dror Shaked and Mr. David Freidenberg were appointed to serve as independent directors on the Board of Directors of Citrine Global, Corp. effective upon (and subject to) the Nasdaq listing of the Company:

Dror Shaked, 55, is the Senior Vice President Business Development at Wix.com (NASDAQ: WIX), a position he has held since June 2011, where he leads the Global Corporate Business Development and mergers and acquisitions. Prior to Wix, Mr. Shaked was the Vice President Investments at Decima Ventures. Mr. Shaked holds an MBA from Tel Aviv University and BSc from Tel Aviv University.

David Freidenberg, 45, is the Chief Executive Officer of Go Clear, a company in urban renewal software, a position he has held since July 2022. Mr. Freidenberg was the Chief Executive Officer and a Director of Seedo Corp. from June 2020 through November 4, 2021, and the CEO of Saffron Tech Ltd., a wholly owned subsidiary of Seedo Corp. He has extensive experience in the telecommunications and information technology (IT) industries including Vice President of Sales & Business Development at Trigyn Technologies, an IT services provider with $130 million in annual revenue. Past posts include CEO and Director of POMM Inc.; CEO and Director of Chip Pc; COO of Nidam Communication as well as a director and manager for Hot cable TV, and Bezeq (Israeli National telephone company). David received both his BA in Economics (2003) and MBA in finance and accounting (2007) from Hebrew University.

xii) In November 2022 iBOT agreed to extend to March 31, 2023 the pre-emption right previously granted to the Citrine Global Group with respect to any equity or equity linked securities that iBOT proposes to issue to an unrelated third party with aggregate gross proceeds to iBOT exceeding $1 million or which will result 51% ?/in a change in control in iBOT following such issuance.

(xiii) on November 14, 2022, the CL Agreement was amended to provide that until the repayment in full of all outstanding principal and accrued interest on the Notes issued thereunder and the earlier to occur of the exercise in totality of the Warrants issued in connection with the Notes or their termination by the terms thereof, if the Company issues securities in any financing transaction, including debt convertible into equity, in any equity and/or debt offering or other transaction (the “Future Financing”) and said securities contain any terms that are more favorable than the terms and provisions contained in the outstanding Notes and/or Warrants under the CL Agreement, including without limitation, an effective per share price which is lower than the then effective Conversion Price applicable to the Notes or the Exercise Price of the Warrants, then the Company shall, at the request of a majority of the Buyers, enter into amendments to the Notes and/or Warrants, as applicable, to provide for the same more favorable terms and provisions.

Components of Operating Results

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial statements.

Revenues

We have not generated any revenues from product sales as of September 30, 2022.

Research and Development Expenses

The process of researching and developing our products is lengthy, unpredictable, and subject to many risks. We expect to continue incurring expenses through 2022 as we continue to develop our product line. We are unable, with any certainty, to estimate either the costs or the timelines in which those expenses will be incurred. Our current product development plans focus on the development of our products lines that includes the Green Side by Side Products line and GreenFeels products line.

Our research and development costs include costs are comprised of:

● internal recurring costs, such as personnel-related costs (salaries, employee benefits, equity compensation and other costs), materials and supplies, facilities and maintenance costs attributable to research and development functions; and

● fees paid to external parties who provide us with contract services, such as preclinical testing, manufacturing , regulations , related testing and clinical trial activities.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2022 compared to the Three Months Ended September 30, 2021

The following table presents our results of operations for the three months ended September 30, 2022 and 2021

	Three Months Ended
	September 30
	2022	2021

Revenues	-	-
Cost of sales	-	-
Operating loss	-	-
Research and development expenses	(27,000)	(57,000)
Marketing, general and administrative expenses	(565,000)	(1,168,000)
Operating loss	(592,000)	(1,225,000)
Income (expenses) related to convertible loan terms	(582,000)	(237,000)
Other financing expenses, net	(2,000)	(87,000)
Net loss	(1,176,000)	(1,549,000)

Revenues. Revenues for the three months ended September 30, 2022 and 2021 were $nil.

Research and Development. Research and development expenses for the three months ended September 30, 2022 were $27,000 compared to $57,000 for the three months ended September 30, 2021.

Marketing, general and Administrative Expenses. Marketing, general and administrative expenses consist primarily of professional services, share-based compensation expenses and other non-personnel related expenses such as legal expenses. Marketing, general and administrative expenses decreased from $1,168,000 for the three months ended September 30, 2021 to $565,000 for the three months ended September 30, 2022. The decrease in our marketing, general and administrative expenses is mainly attributable to the decrease in non-cash share-based compensation expenses for such professional services.

Financing Expenses, Net. Financing income, net for the three months ended September 30, 2022 were $584,000 compared to financing expenses, net $324,000 for the three months ended September 30, 2021. The reason for the increase in financial expenses, net was due to $345,000 of non-cash expenses recorded in connection with convertible loan terms offset by decrease in other financing income.

Net Loss. Net loss for the three months ended September 30, 2022 was $1,176,000 and is attributable to the reasons discussed above.

Comparison of the Nine Months Ended September 30, 2022 compared to the Nine Months Ended September 30, 2021

The following table presents our results of operations for the nine months ended September 30, 2022 and 2021

	Nine Months Ended
	September 30
	2022	2021

Revenues	-	-
Cost of sales	-	-
Operating loss	-	-
Research and development expenses	(83,000)	(123,000)
Marketing, general and administrative expenses	(1,234,000)	(3,281,000)
Operating loss	(1,317,000)	(3,404,000)
Income (expenses) related to convertible loan terms	(575,000)	(1,034,000)
Other financing expenses, net	(19,000)	(70,000)
Net loss	(1,911,000)	(4,508,000)

Revenues. Revenues for the nine months ended September 30, 2022 and 2021 were $nil.

Research and Development. Research and development expenses for the nine months ended September 30, 2022 were $83,000 compared to $123,000 for the nine months ended September 30, 2021.

Marketing, general and Administrative Expenses. Marketing, general and administrative expenses consist primarily of professional services, share-based compensation expenses and other non-personnel related expenses such as legal expenses. Marketing, general and administrative expenses decreased from $3,281,000 for the nine months ended September 30, 2021 to $1,234,000 for the nine months ended September 30, 2022. The decrease in our marketing, general and administrative expenses is mainly attributable to the decrease in our non-cash share-based compensation expenses offset by increase in professional services related expenses.

Financing Expenses, Net. Financing expenses, net for the nine months ended September 30, 2022 were $594,000 compared to $1,104,000 for the nine months ended September 30, 2021. The reason for the decrease in financial expenses, net was due to $459,000 of expenses related to convertible loan terms for the nine months ended September 30, 2021.

Net Loss. Net loss for the nine months ended September 30, 2022 was $1,911,000 and is attributable to the reasons discussed above.

Financial Condition, Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. At September 30, 2022, we had current assets of $284,000 compared to total current assets of $349,000 as of December 31, 2021. At September 30, 2022, we had current liabilities of $1,618,000 as compared to $1,064,000 as of December 31, 2021. At September 30, 2022, we had total liabilities of $3,460,000 as compared to $2,495,000 as of December 31, 2021. The increase is mainly attributed to the increase in the balance of accrued expenses and the balance of convertible component in convertible notes.

At September 30, 2022, we had a cash balance of $179,000 compared to the cash balance of $270,000 as of December 31, 2021.

At September 30, 2022, we had a working capital deficiency of $1,334,000 as compared with a working capital deficiency of $715,000 at December 31, 2021.

On July 15, 2022, Citrine 9 LP (hereinafter “Citrine 9”), one of the related entities who are the signatory lenders (hereinafter the “Buyers”) to the Convertible Note Purchase Agreement entered into by the Company and such Buyers in April 2020, as subsequently amended (the “CL Agreement”) agreed to honor a Draw Down Notice for, and has advanced to the Company, $100,000 on the same terms and conditions as are specified in the CL Agreement. The annual interest on the loan continues to be nine percent (9%). The principal and interest payment on the Note shall be made in New Israeli Shekels (NIS) at the conversion rate which was in effect on the date on which the loan was advanced. As provided for under the terms of the Convertible Note Agreement, Citrine 9 is entitled to 8,333,333 Series A warrants and 8,333,333 Series B warrants for shares of common stock, where each of the series are exercisable beginning January 15, 2023 through October 31, 2025, in each case at an exercise price of $0.05 per share. On August 9, 2022, the Company’s board of directors agreed to extend the exercise period of the warrants through August 9, 2027.

On September 30, 2022, Citrine Global received a loan from Citrine Hi Tech 7 LP, an Israeli limited partnership and an affiliated entity (the “Lender”), in the principal amount of $80,000. The loans bears interest at 12% per annum and is scheduled to mature on December 15, 2022. The principal and interest payment on the Note are to be made in New Israeli Shekels (NIS) at the exchange rate which was in effect on the date on which the loan was advanced. The Lender has the option, upon written notice to the Company and subject to the Company’s consent, to extend the maturity date of the loan (the “Maturity Date extension Notice”). The Lender is to provide the Maturity Date extension Notice by no later than December 5, 2022.

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

Based on the Company’s evaluation of the effectiveness of its disclosure controls and procedures as of September 30, 2022, the Company’s principal executive officer and the Company’s principal financial officer concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2022, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Currently the Company is not involved in any legal proceedings. However, from time to time we may become involved in various legal proceedings that arise in the ordinary course of business, including actions related to our intellectual property. Although the outcomes of these legal proceedings cannot be predicted with certainty, we are currently not aware of any such legal proceedings that arise in the ordinary course of business, including actions related to our intellectual property. Although the outcomes of these legal proceedings cannot be predicted with certainty, we are currently not aware of any such legal proceedings or claims that we believe, either individually or in the aggregate, will have a material adverse effect on our business, financial condition, or results of operations.

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

On November 13, 2022, the board of directors ratified the Stock Option Agreements for the previously disclosed stock options grants that were awarded in each of August 2021 and in August 2022 to service providers, including our officers and directors. With respect to selected optionee service providers to Citrine Global, including our directors and officers, the relevant stock option agreements provide that the exercise price of the options that were awarded to date , which include our officers and directors, shall remain unaffected by the implementation of a reverse stock split that the Company may implement; to avoid any doubt, such reverse stock split shall apply to the number of options shares issuable under such options and all other relevant terms of such options (other than the exercise price) shall continue in full force and effect following the implementation of such reverse stock split. Any and all tax implication of this decision shall rest solely with the optionee.

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

CITRINE GLOBAL, CORP

(Registrant)

By:	/s/ Ora Elharar Soffer	By:	/s/ Ilanit Halperin
	Ora Elharar Soffer		Ilanit Halperin
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date:	November 15, 2022	Date:	November 15, 2022

