Form 10-Q
period 2023-03-31
CITRINE GLOBAL, CORP.
filed 2023-05-12
CIK 1498067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period ended March 31, 2023; or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from ________ to ________

Commission file number 000-55680

CITRINE GLOBAL, CORP

(Exact name of registrant as specified in its charter)

Delaware	68-0080601
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5 Golden Beach, Ceasarea Israel	3088900
(Address of principal executive offices)	Zip Code

+ (972) 9 855 1422

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

As of May 12, 2023, there were outstanding 956,479,039 shares of the registrant’s common stock, par value $0.0001 per share.

CITRINE GLOBAL, CORP

Form 10-Q

March 31, 2023

2

CITRINE GLOBAL, CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2023

3

CITRINE GLOBAL, CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2023

U.S. DOLLARS IN THOUSANDS

CITRINE GLOBAL, CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	March 31,	December 31,
	2023	2022
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	62	77
Prepaid expenses	185	88
Other current assets	19	20
Total Current assets	266	185

Non-current assets
Investments valued under the measurement alternative	903	894
Property and equipment, net	224	230
Total non-current assets	1,127	1,124
Total assets	1,393	1,309

Liabilities and Stockholders’ Deficit
Current liabilities
Short term loans	-	82
Credit facility	51	-
Accounts payable and accrued expenses	254	247
Accrued compensation	1,616	1,476
Total current liabilities	1,921	1,805

Non-current liability

Convertible component in convertible notes	119	161

Convertible notes	2,002	1,814

Total liabilities	4,042	3,780

Stockholders’ Deficit
Common stock, par value $0.0001 per share, 1,500,000,000 shares authorized at March 31, 2023 and December 31, 2022; 956,479,039 and 943,703,873 shares issued and outstanding at March 31, 2023 and December 31, 2022	95	94
Additional paid-in capital	24,351	23,248
Stock to be issued	34	474
Accumulated deficit	(27,254)	(26,402)
Accumulated other comprehensive income	125	115
Total stockholders’ deficit	(2,649)	(2,471)
Total liabilities and stockholders’ deficit	1,393	1,309

The accompanying notes are an integral part of the condensed consolidated financial statements.

CITRINE GLOBAL, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(U.S. dollars in thousands, except share and per share data)

	Three months ended
	March 31
	2023	2022
	(Unaudited)

Research and development expenses	(28)	(25)
Marketing, general and administrative expenses	(489)	(315)
Operating loss	(517)	(340)
Financing expenses, net:
Expenses related to convertible loan terms	(330)	(379)
Other financing expenses, net	(5)	(10)
Financing expenses, net	(335)	(389)

Net loss attributable to common stockholders	(852)	(729)

Loss per common stock (basic)	(0.00)	(0.00)

Basic weighted average number of shares of common stock outstanding	952,728,740	942,568,006

Comprehensive loss:
Net loss	(852)	(729)
Other comprehensive income attributable to foreign currency translation	10	6
Comprehensive loss	(842)	(723)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CITRINE GLOBAL, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(U.S. dollars in thousands, except share and per share data)

	Common stock		Additional paid-in capital	Stock to be issued	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ deficit
	Stock	Amount
BALANCE AT DECEMBER 31, 2022	943,703,873	94	23,248	474	(26,402)	115	(2,471)
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED MARCH 31, 2023:
Issuance of shares under share purchase agreement (note 4)	9,259,250	1	443	(444)	-	-	-
Issuance of shares for credit facility	3,232,016	*	123	-	-	-	123
Share based compensation to service providers	283,900	*	*	4	-	-	4
Warrants issued in connection with convertible notes	-	-	268	-	-	-	268
Share based compensation	-	-	269	-	-	-	269
Other comprehensive income	-	-				10	10
Net loss for the period	-	-	-	-	(852)	-	(852)
BALANCE AT MARCH 31, 2023 (unaudited)	956,479,039	95	24,351	34	(27,254)	125	(2,649)

	Common stock		Additional paid-in capital	Stock to be issued	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ deficit
	Stock	Amount
BALANCE AT DECEMBER 31, 2021	942,568,006	94	22,073	44	(23,757)	106	(1,440)
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED MARCH 31, 2022:
Extinguishment of convertible note	-	-	(162)	-	-	-	(162)
Warrants issued in connection with convertible notes	-	-	100	-	-	-	100
Share based compensation			32				32
Other comprehensive income						6	6
Net loss for the period	-	-	-	-	(729)	-	(729)
BALANCE AT MARCH 31, 2022 (unaudited)	942,568,006	94	22,043	44	(24,486)	112	(2,193)

*	represents amount under $1 thousand

The accompanying notes are an integral part of the condensed consolidated financial statements.

CITRINE GLOBAL, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands, except share and per share data)

	Three months ended
	March 31,
	2023	2022
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(852)	(729)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1	1
Finance expenses, net	2	3
Financial expenses with respect to convertible notes and loans	330	378
Share based payment	273	32
Fair value adjustment of option to purchase MyPlant shares	(9)	-
Changes in operating assets and liabilities:
Increase in inventory	-	(18)
Prepaid expenses and other current assets	27	4
Accounts payable and accrued expenses	163	168
Net cash used in operating activities	(65)	(161)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(4)

Net cash used in investing activities	-	(4)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes	-	180
Proceeds under credit facility	51	-
Net cash provided by financing activities	51	180

Effect of exchange rates on cash and cash equivalents	(1)	7

Net increase (decrease) in cash and cash equivalents	(15)	22

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	77	280

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	62	302

Supplemental disclosure of cash flow information:
Non-cash transactions:
Fair value of convertible component in convertible loan	-	(48)
Warrants issued in connection with convertible notes	(268)	(100)
Issuance of shares for credit facility	123	-
Extinguishment of convertible notes and loans	(83)	(162)

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

In November 2022 the Company and iBOT agreed to extend to March 31, 2023 the pre-emption right previously granted to the Company with respect to any equity or equity linked securities that iBOT proposes to issue to an unrelated third party with aggregate gross proceeds to iBOT exceeding $1 million or which will result 51% in a change in control in iBOT following such issuance. In March 2023, the Company and iBOT agreed to further extend to December 31, 2023 such right.

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

In addition, on March 6, 2023 Cannovation and S.R. Accord Ltd., an Israeli company (“Lender”), entered into an 18-month credit facility agreement (the “Credit Facility”) pursuant to which Lender has committed to fund Cannovation in an aggregate amount of 3,000,000 NIS (approximately $857,000), as needed. At the time of each draw down, Cannovation and Lender will determine the maturity date of the loan. All amounts drawn under the Credit Facility will bear interest at an monthly rate of 1.7%. Cannovation has the right to pre-pay the entire amount outstanding under the Credit Facility at any time. As security for any loans under the Credit Facility, Cannovation granted the Lender a first priority lien on its rights to the 125,000 sq ft (11,687 sq meters) of industrial land in Yerucham. The lien will become effective only if Cannovation utilizes the Credit Facility. If the market value of the Premises is less than the amount outstanding under the Credit Facility, then Lender will be entitled to additional security including additional shares of Citrine Global common stock, on such terms and conditions as the parties may agree. As additional security for any payments due to Lender, (i) the Israeli Subsidiary, (ii) Beezzhome and (iii) Netto Holdings, an unaffiliated entity under the partial control of Ilan Ben Ishay, a director on the board of Cannovation, as well as each of Ms. Elharar Soffer and Mr. Ben Ishay have, in their personal capacities, provided guarantees for the repayment of any amounts that may be owing to Lender under the Credit Facility. The Company, CTGL – Citrine Global Israel Ltd. and Cannovation have agreed to indemnify Ms. Elharar Soffer and Mr. Ben Ishay for any losses they incur as a result of the personal guarantees.

On March 7, 2023, the Company issued to the Lender and a consultant 3,232,016 shares of the Company’s common stock as a commitment fee in respect of the provision of the Credit Facility (valuated at $123 thousand). As of the date of this report, Cannovation utilized $51,000 of the credit line.

The Company has no significant firm commitments that require it to remit cash and can control the level of expenses it incurs. Based on the Company’s current cash balances, and the access to the Credit Facility noted above, management believes the Company will have sufficient funds for its plans for the next twelve months from the issuance of these financial statements. As the Company is embarking on its business plan, it is incurring losses. It cannot determine with reasonable certainty when and if it will have sustainable profits.

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q. In the opinion of management, the financial statements presented herein have not been audited by an independent registered public accounting firm but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the three months ended March 31, 2023. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2023.

Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Fair value

Fair value of certain of the Company’s financial instruments including cash, accounts payable, accrued expenses, and other accrued liabilities approximate cost because of their short maturities. The Company measures and reports fair value in accordance with Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosure,” which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Balance as of March 31, 2023
	Level 1	Level 2	Level 3	Total
	US$ in thousands

Assets:
Option to Purchase MyPlant shares	-	-	300	300
Total assets	-	-	300	300

Liabilities:
Fair value of convertible component in convertible notes	-	-	119	119
Total liabilities	-	-	119	119

	Balance as of December 31, 2022
	Level 1	Level 2	Level 3	Total
	US$ in thousands
Assets:
Option to Purchase MyPlant shares			291	291
Total assets	-	-	291	291

Liabilities:
Fair value of convertible component in convertible notes	-	-	161	161
Total liabilities	-	-	161	161

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF RESENTATION (cont.)

The following table presents the changes in fair value of the level 3 assets and liabilities for the period ended March 31, 2023:

Changes in Fair value
US$ in thousands
Assets:
Outstanding at December 31, 2022	291
Changes in fair value	9
Outstanding at March 31, 2023	300

Changes in Fair value
US$ in thousands
Liabilities:
Outstanding at December 31, 2022	161
Initial recognition of convertible component as part of convertible notes issued	8
Changes in fair value	(50)
Outstanding at March 31, 2023	119

Credit line issuance costs

Costs associated with entering into a revolving line of credit or revolving-debt arrangement are costs incurred in exchange for access to capital. These fees are paid regardless of whether the funds are ever drawn down. Such costs are recorded as such on the balance sheet as prepaid expenses. Upon drawing down a portion of the credit line, the applicable portion of the costs related to that draw down is presented as a direct deduction from the carrying value of the debt when drawn and amortized as finance expenses using the effective interest method.

Recent Accounting Pronouncements

New pronouncements issued but not effective as of March 31, 2023 are not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3 – STOCK OPTIONS

On March 5, 2023, the Board of the Company determined that in the event that the Company’s stock is listed on the Nasdaq Stock Market, then one half of the awarded but unvested option grants made in each of August 2021 and in August 2022, including to officers, directors, will immediately vest at such time. In addition, the Board also determined to provide that following the termination of services by an officer, director or a selected service provider for any reason other than cause, such person shall have a one year period from the date of termination to exercise any option that was vested at the time of the termination of services.

The following table presents the Company’s stock option activity for employees and directors of the Company for the year ended March 31, 2023:

	Number of Options	Weighted Average Exercise Price ($)
Outstanding at December 31, 2022	122,529,342	0.026
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31, 2023	122,529,342	0.026
Number of options exercisable at March 31, 2023	40,011,289	0.039

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 3 – STOCK OPTIONS (continue)

The stock options outstanding as of March 31, 2023, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options vested
$	As of December 31, 2022
0.0011	46,762	3.75	46,762
0.02	42,415,560	2.36	7,069,260
0.022	47,128,400	2.36	7,854,734
0.05	32,938,620	3.76	25,040,533
	122,529,342	3.25	40,011,289

Compensation expense recorded by the Company in respect of its stock-based compensation awards for the period ended March 31, 2023 and 2022 was $269 thousands and $27 thousands, respectively, and are included in General and Administrative expenses in the Statements of Operations.

NOTE 4 - INVESTMENT VALUED UNDER THE MEASUREMENT ALTERNATIVE

A.	On December 30, 2022, the Company, MyPlant Bio Ltd., a company incorporated under the laws of the State of Israel (“MyPlant”), Cannasoul Analytics Ltd., a company incorporated under the laws of Israel (“Cannasoul”), and PurPlant Inc., a company duly incorporated under the laws of Canada (“PurPlant”) (Cannasoul and PurPlant are collectively referred to as the “Shareholders”), and Professor Dedi Meiri, an Israeli individual (“Prof Meiri”) entered into the Share Purchase and Option Agreement (the “Share Purchase and Option Agreement”) for the purchase by the Company of up to 55% of MyPlant’s issued and outstanding share capital on a fully diluted basis

The Company purchased from the Shareholders an aggregate of 44,328 ordinary shares of MyPlant (the “MyPlant Shares”) representing, on a fully diluted basis, 10% of the outstanding MyPlant Shares, in consideration for the payment of $444,444 by the issuance by the Company to the selling Shareholders of an aggregate of 9,259,250 shares of the Company’s common stock.

Under the terms of the Share Purchase and Option Agreement, the Company purchased from the MyPlant shareholders an aggregate of 44,328 ordinary shares of MyPlant (the “MyPlant Shares”) representing, on a fully diluted basis, 10% of the outstanding MyPlant Shares, in consideration of $444,444 payable by the issuance by the Company to the MyPlant shareholders of an aggregate of 9,259,250 shares of common stock. In addition, under the Share Purchase and Option Agreement, the Company granted an option by the MyPlant shareholders to purchase an additional 35% of MyPlant Shares, on a fully diluted basis (the “Shareholders Option”), in consideration of $1,555,556 payable by the issuance of up to 32,407,417 shares of our common stock to the MyPlant shareholders, and a separate option by MyPlant to purchase an additional 10% of the MyPlant Shares, on a fully diluted basis (the “MyPlant Option”), in consideration of $444,444, which is payable, in the Company’s sole discretion, in cash or in the issuance to MyPlant of up to 9,259,250 shares of our common stock.

Said options are exercisable through September 30, 2023 (the “Option Expiry Date”). If both the shareholders Option and the Company Options are exercised, the Company will hold 55% of MyPlant Shares, on a fully diluted basis. Under the Share Purchase and Option Agreement, the Company is authorized to continue its due diligence through the Option Expiry Date. The number of shares is subject to adjustment in respect of any stock split or other recapitalization of the Company.

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 4 - INVESTMENT VALUED UNDER THE MEASUREMENT ALTERNATIVE (continue)

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

The options to purchase MyPlant shares were also accounted using the measurement alternative. Since the options’ value are subject to the changes in Citrine shares’ value, there are indicators to a change in the options’ value at each reporting date, and therefore the following valuation methos was implemented.

Fair Value Proportional Allocation

The Company estimated the fair value of Shareholders Option using the Monte Carlo option pricing model using the following weighted average assumptions:

	December 30, 2022	March 31, 2023
Dividend yield	0%	0%
Risk-free interest rate	4.71%	4.94%
Expected term (years)	0.78	0.50
Company’s volatility	114.80%	93.09%
MyPlant share price (U.S. dollars)	10.04	10.04
MyPlant volatility	55.29%	67.55%

The fair value of the Shareholders Option as of December 8, 2022 and March 31, 2023 was estimated at $291 thousands and $300 thousands, respectively.

Based on the above, the fair value proportion allocation as of December 30, 2022 was as follows:

December 30, 2022
Shareholders option	$291
MyPlant’s shares	153
$444

Under the Share Purchase and Option Agreement, MyPlant granted to the Company the exclusive right to utilize MyPlant’s activities as specified in the agreement, including without limitation, the screening platforms using cell line models for certain diseases and conditions to detect effective plant materials and/or other substances for the treatment of these conditions and a and a right of first opportunity to commercialize intellectual property developed by MyPlant that is in the Company’s (or its subsidiaries’) field of business, provided that, if by December 31, 2023 the Company does not exercise either of the Shareholders Option or the MyPlant Option and/or enter into a service agreement with MyPlant, then the exclusive rights shall terminate but the right of first opportunity to commercialize intellectual property developed by MyPlant shall continue thereafter until June 31, 2024, unless such rights have been extended beyond such date under the terms to be agreed in the service agreement entered into by the Company and Citrine Global. In addition, under the Share Purchase and Option Agreement, Cannasoul, MyPlant’s majority Shareholder, agreed to not compete with MyPlant’s activities.

The Company was granted observer rights on the MyPlant board of Directors (the “MyPlant Board”). Following the exercise by Citrine Global of the Shareholders Option, the MyPlant Board shall be comprised of four (4) directors of which MyPlant will be authorized to designate two of such directors.

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 5 – CONVERTIBLE NOTES

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

In addition, under the Agreement the Company and the Lending LPs have also agreed that if the Company’s common stock is listed on the Nasdaq Stock Market, then the Company, in its sole discretion, shall determine to convert, in whole or in part, the outstanding amount of the above mentioned notes to shares of the Company’s common stock at a conversion price equal to the price paid by the public investors for the common stock in the offering accompanying the listing.

The Company concluded that the above mentioned change in terms constitutes a trouble debt restructuring, due to its financial condition and the relief that the abovementioned changes provided.

Therefore, the Company concluded that the change in terms should be accounted for as a modification. A new effective interest rate was established based on the carrying value of the debt and the revised cash flows.

On September 30, 2022, the Company received a loan from Citrine S A L Hi Tech 7 LP, an Israeli limited partnership and an affiliated entity, in the principal amount of $80,000. The loan bear interest at 12% per annum and was originally scheduled to mature on December 15, 2022, but the maturity date was extended to May 31, 2024. The principal and interest payment on the loan are to be made in New Israeli Shekels (NIS) at the exchange rate which was in effect on the date on which the loan was advanced.

B.	On January 30, 2023 Citrine S A L Hi Tech 7 LP agreed to change the terms of this loan, which amounted to $83,000 (including accrued interest) such that such terms shall be adjusted on a pro-rata basis, to those terms applicable to the Company’s convertible notes then outstanding under the Convertible Note Agreement (as detailed in note 5 A above).

As provided for under the terms of the Convertible Note Agreement, Citrine 7 will be issued 6,666,667 warrants for shares of common stock, where the Series A and B warrants are exercisable through August 9, 2027 at an exercise price of $0.05 per share.

The Company concluded that the change in term does not constitute a trouble debt restructuring. Thereafter, the Company applied the guidance in ASC 470-50, Modifications and Extinguishments. The accounting treatment is determined by whether terms of the new debt and original debt are substantially different.

Since the original and new debt instruments are substantially different, the original debt was derecognized and the new debt was recorded at fair value, with the difference recognized as an extinguishment loss.

The extinguishment resulted in a loss of $266 thousands, included in the statements of operations as “Expenses related to convertible loan terms”.

The components of the new loan were valuated as follows:

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

NOTE 5 – CONVERTIBLE NOTES

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

The scenario in which the convertible loan would be converted prior to its maturity (scenario 1) was estimated by the appraiser using the Black-Scholes option pricing model, to compute the fair value of the derivative and to market the fair value of the derivative at each balance sheet date. The following are the data and assumptions used as of issuance dates and as of the balance sheet date:

January 30, 2023
Dividend yield (%)	0%
Risk-free interest rate (%)	4.56%
Expected term (years)	1.33
Volatility	123.5%
Share price (U.S. dollars)	0.044
Exercise price (U.S. dollars)	0.05

The scenario in which the Company would raise at least $5 million prior to conversion of the convertible loan (scenario 2) was estimated by the appraiser at no fair value since it was estimated that along with such raise the convertible loans would be converted at market price.

The fair value of the convertible component was estimated by the third-party appraiser after giving effect to the weighted average of the two possible scenarios as of issuance dates was $8 thousands.

Warrants

The fair value of the warrants as of January 30, 2023 was estimated at $268 thousands using the Black-Scholes option-pricing model and is presented within the consolidated statements of changes in shareholders equity (deficit).

The following are the data and assumptions used:

Warrants A
Dividend yield (%)	0%
Risk-free interest rate (%)	3.75%
Expected term (years)	4.36
Volatility	160.5%
Share price (U.S. dollars)	0.044
Exercise price (U.S. dollars)	0.05
Fair value of the conversion feature (U.S. dollars in thousands)	134

Warrants B
Dividend yield (%)	0%
Risk-free interest rate (%)	3.75%
Expected term (years)	4.36
Volatility	160.5%
Share price (U.S. dollars)	0.044
Exercise price (U.S. dollars)	0.05
Fair value of the conversion feature (U.S. dollars in thousands)	134

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 5 – CONVERTIBLE NOTES

C.	As of March 31, 2023, the fair value of the convertible component was estimated by third party appraiser as weighted average of the two possible scenarios of the total convertible notes amount conversion (20% probability for scenario 1 and 80% probability for scenario 2):

The scenario in which the convertible loans would be converted prior to its maturity (scenario 1) was estimated by the appraiser using the Black-Scholes option pricing model, to compute the fair value of the derivative and to market the fair value of the derivative at each balance sheet date. The following are the data and assumptions used as of the balance sheet date:

March 31, 2023
Dividend yield	0%
Risk-free interest rate	4.54%
Expected term (years)	1.17
Volatility	108.62%
Share price (U.S. dollars)	0.035
Exercise price (U.S. dollars)	0.05
Fair value of the conversion feature (U.S. dollars in thousands)	610
Weighted fair value based on scenario probability (U.S. dollars in thousands)	119

The scenario in which the Company would raise at least $5 million prior to conversion of the convertible loan (scenario 2) was estimated by the appraiser at no fair value since it was estimated that along with such raise the convertible loans would be converted at market price.

The fair value of the convertible component was estimated by the third-party appraiser after giving effect to the weighted average of the two possible scenarios as of March 31, 2023 was $119 thousands.

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 6 – OTHER EVENTS DURING THE PERIOD

A.	On March 6, 2023 Cannovation and S.R. Accord Ltd., an Israeli company (“Lender”), entered into an 18-month credit facility agreement (the “Credit Facility”) pursuant to which Lender has committed to fund Cannovation in an aggregate amount of 3,000,000 NIS (approximately $857,000), as needed. At the time of each draw down, Cannovation and Lender will determine the maturity date of the loan. All amounts drawn under the Credit Facility will bear interest a an monthly rate of 1.7%. Cannovation has the right to pre-pay the entire amount outstanding under the Credit Facility at any time. As security for any loans under the Credit Facility, Cannovation granted the Lender a first priority lien on its rights to the 125,000 sq ft (11,687 sq meters) of industrial land in Yerucham (the “Premises”). The lien will become effective only if Cannovation utilizes the Credit Facility. If the market value of the Premises is less than the amount outstanding under the Credit Facility, then Lender will be entitled to additional security including additional shares of Citrine Global common stock, on such terms and conditions as the parties may agree. As additional security for any payments due to Lender, (i) the Israeli Subsidiary, (ii) Beezzhome and (iii) Netto Holdings, an unaffiliated entity under the partial control of Ilan Ben Ishay, a director on the board of Cannovation, as well as each of Ms. Elharar Soffer and Mr. Ben Ishay have, in their personal capacities, provided guarantees for the repayment of any amounts that may be owing to Lender under the Credit Facility. The Company, CTGL Citrine Global Israel Ltd. and Cannovation have agreed to indemnify Ms. Elharar Soffer and Mr. Ben Ishay for any losses they incur as a result of the guarantee.

During the period of three month ended March 31, 2023, Cannovation utilized $51,000 out of the credit line.

On March 7, 2023, the Company issued to the Lender 2,154,677 shares of the Company’s common stock a commitment fee in respect of the provision of the Credit Facility. The Company determined the value of the shares issued at $82,000 based on the share price at the agreement date of which $5,000 were recorded as finance expenses and the remaining were recorded as pre-paid issuance expenses.

On March 18, 2023, the Company issued to a consultant 1,077,339 shares of the Company’s common stock in respect of the provision of the Credit Facility. The Company determined the value of the shares issued at $41,000 based on the share price at the agreement date of which $3,000 were recorded as finance expenses and the remaining were recorded as pre-paid issuance expenses.

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 7 – RELATED PARTIES

A.	Transactions and balances with related parties

	Three months ended March 31
	2023	2022

Research and development expenses:
Directors compensation and fees to officers	28	25

General and administrative expenses:
Directors compensation and fees to officers (*)	394	176
(*) Share based compensation	269	27

Financing expenses, net:
Interest on convertible notes	330	379

B.	Balances with related parties:

	As of March 31,	As of December 31,
	2023	2022

Current Liabilities:
Short term loan	-	82
Accounts payable	158	120
Accrued compensation	1,489	1,384
	1,647	1,586
Non-current Liabilities:
Convertible notes	2,002	1,814

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 7 – RELATED PARTIES (cont’d)

C.	Additional information:

1.	On January 17, 2023, the Board of Citrine Global, appointed Ms. Ora Elharar Soffer to serve as president of the Company. Ms. Elharar Soffer has been continuously serving as the Company’s Chief Executive Officer since May 7, 2020 and as a Company director since February 21, 2020 and as Chairperson of the Board since March 3, 2020.
2.	On January 17, 2023, the Board of Citrine Global, appointed Ms. Ilanit Halperin to serve as treasurer and secretary of the Company. Ms. Halperin has been continuously serving as the Company’s Chief Financial Officer since May 7, 2020 and as a Company director since February 21, 2020.
3.	On January 18, 2023, Mr. Ilan Ben Ishay resigned from his position as a director on the Board of the Company for personal reasons. Mr. Ben Ishay’s resignation did not result from any disagreement with the Company on any matter relating to the Company’s operations, policies and practices.
4.	On March 16, 2023, the consulting agreement originally entered into as of July 2020 with Ms Elharar Soffer, the Company’s Chairperson, CEO and President, was amended. The amendment provides for the following: (i) the monthly consulting to which Ms. Elharar Soffer is entitled will increase from $20,000 to $25,000 plus VAT upon a listing of the Company’s stock on the Nasdaq Stock Market, retroactive to January 1, 2023, (ii) the terms contained in her original agreement and all other terms and awards previously approved by the Company’s board relating to her, including payment of her monthly fee and reimbursement of social benefits payments made by Mr Elharar Soffer, shall continue in full force and effect so long as Ms. Elharar Soffer serves as either director and /or executive officer, (iii) all previous awards and bonuses previously made to her were affirmed and (i) Ms. Elharar Soffer has agreed to defer compensation due to her until such time as the Company shall have consummated an investment of at least $1.8 million in the Company’s securities, at which time outstanding amounts due her under the agreement would be paid to her. The amendment also provides that the committee of the Board that will be responsible for setting the compensation terms of senior management shall prepare and present for approval a compensation program for the Consultant that takes into consideration Ms. Elharar Soffer’s role in founding and leading the Company and that such compensation package shall be competitive with compensation programs for top senior executives/founders generally available in the market and which will include, among other things, appropriate bonuses, severance payments and other amenities generally made available in the market to senior executive and that Ms. Elharar Soffer shall receive the most extensive of such compensation terms amongst senior management.
5.	On March 16, 2023, the consulting agreement originally entered into as of July 2020 with Ilanit Halperin, the Company’s CFO, was amended. The amendment provides for the following: (i) the monthly consulting to which Ms Ilanit Halperin, is entitled will increase from $7,000 to $10,000 plus VAT upon a listing of the Company’s stock on the Nasdaq Stock Market, retroactive to January 1, 2023, (ii) the terms contained in her original agreement and all other terms and awards previously approved by the Company’s board relating to her, including payment of her monthly fee and reimbursement of social benefits payments made by M.s Halperin, shall continue in full force and effect so long as Ms. Halperin serves as either director and /or executive officer, (iii) all previous awards and bonuses previously made to her were affirmed and (i) Ms. Halperin has agreed to defer compensation due to her until such time as the Company shall have consummated an investment of at least $1.8 million in the Company’s securities, at which time outstanding amounts due her under the agreement would be paid to her. In addition, the Company undertakes that the committee of the Board that will be responsible for setting the compensation terms of senior management shall prepare and present for approval a compensation program for Ms. Halperin that shall be competitive with compensation programs for senior executives generally available in the market and which will include, among other things, appropriate bonuses, severance payments and other amenities generally made available in the market to senior executives.

NOTE 8 – SUBSEQUENT EVENTS

1.	On May 9, 2023, the Company’s Board determined to provide that until the earlier of the satisfaction in full of the convertible loans referred to in Note 5A or the termination of the exercise period of the warrants for an aggregate of 62,178,554 shares previously issued to the Lending LPs referred to in Note 5A (the “Warrants”), if the Company’s common stock were to be listed on the Nasdaq Stock Market and the per share public price of the offering accompanying such listing is less than the then current exercise price of the Warrants, then the Warrant exercise price shall be adjusted to that of the public offering price, provided that if such listing and accompanying offering do not occur by June 30, 2023, then the exercise price of the Warrants shall remain at its then current exercise price or may be adjusted to a lower exercise price as determined by Company’s Board and in agreement with the Lending LPs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws, and is subject to the safe-harbor created by such Act and laws. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other variations thereon or comparable terminology. The statements herein and their implications are merely predictions and therefore inherently subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results, performance levels of activity, or our achievements, or industry results to be materially different from those contemplated by the forward-looking statements. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under the heading “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as filed with the Securities and Exchange Commission, or the SEC, on March 22, 2023. Readers are also urged to carefully review and consider the various disclosures we have made in that report. As used in this quarterly report, the terms “we”, “us”, “our”, the “Company” and “Citrine” mean Citrine Global, Corp. and our wholly-owned subsidiary CTGL -Citrine Global Israel Ltd. unless otherwise indicated or as otherwise required by the context.

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

The product lines categories include:

●	Personal Protection & Health Supportive Product Line
●	Balance & Calm Product Line
●	Digestion, Weight Management Product Line
●	Men Product Line
●	Women Product Line
●	Sports & Energy Product Line
●	Oral Cavity Care Product Line
●	Vitamins & Minerals Product Line
●	Medicinal Mushrooms Product Line

Creating Revenue & Growth Strategy

We started our beta testing and initial launch of Green Side by Side™ in the Israeli market with a local company, Following the initial trial period, we developed an additional brand under the name GreenFeels™ and we plan to expand our distribution efforts and building a worldwide network with local teams, partners, collaborations & acquisitions of distribution companies with various business models that are intended to bring our products to the global market .

Initially, we are planning to build an infrastructure for sales and business development with local teams in North America and Europe.

Our Revenue model includes:

●	Sales from proprietary product lines & brands worldwide according to local regulations.
●	Commercialization and licensing of our IP, products & brands
●	collaborations & acquisitions of distribution companies and strategic partnership activities.

Our target Market potential

The plant-based wellness market is booming, with health-conscious consumers spending more on natural products ranging from nutraceuticals, natural superfoods, natural beverages, naturalcosmetics and plant-derived drugs.

4 Research, P., 2022. Nutritional Supplements Market to Hit US$ 624.7 Billion by 2030. [online] GlobeNewswire

●	The nutritional supplements market was $314 billion in 2020 and is expected to reach $624.7 billion by 2030[5].
●	The superfoods market was $172 billion in 2020 and is expected to reach $287.7 billion by 2027[6].
●	The botanical and plant-derived drug market was $26 billion in 2018 and is expected to reach $53 billion by 2026[7].
●	The natural cosmetics market was $15 billion in 2021 and is expected to reach $21.5 billion by 2028[8].

Our mission is to leverage the power of plant-based solutions from nature to help improve people’s health and quality of life.

We created multi-strategy solutions to realize our mission, the highlights of which include the following:

Manufacturing & Joint venture and with iBOT Israel Botanicals Ltd.

■	We have strategic joint venture alliance and manufacturing agreements with iBOT Israel Botanicals Ltd, a botanical R&D and nutritional supplements manufacturing company.

■	iBOT has GMP-certified manufacturing facility approved by the Israeli Ministry of Health for manufacturing nutritional supplements .

■	iBOT owns IP and know-how of hundreds of formulas and products including liquid formulations in the form of syrups, tinctures, and oils, and dry formulations in the forms of tablets, powders, capsules, and sachets.

■	We are developing and manufacturing our nutritional supplements product lines, including the GreenFeels™ & Green Side by Side™, with iBOT.

■	iBOT, an affiliated company, granted to Citrine Global and its subsidiaries through December 31, 2023 a pre-emption right to equity linked securities that iBOT proposes to issue to an unrelated third party.

Acquisition of MyPlant Bio Ltd.

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

5 Research, P., 2022. Nutritional Supplements Market to Hit US$ 624.7 Billion by 2030. [online] GlobeNewswire

6 Research, I., 2022. Global Superfoods Market Size is Projected to Reach US$ 287.75 Billion by 2027 | Superfoods Market Store, Delivery Options, Emerging Trends 2022 | Segmentation by Product Type, Applications, Regions, & Key-Players (ADM, Ardent Mills, Bunge). [online] GlobeNewswire Newsroom

7 2018-2026, G. and 2018-2026, G., 2022. Botanical and Plant Derivative Drug Market - Global Forecast 2018-2026. [online]

8 Vantage Market Research, Vegan Cosmetics Market to Hit USD 21.5 Billion by 2028 | GlobeNewswire Newsroom [online]

We view the acquisition of MyPlant as an opportunity to advance our wellness and planned pharma and botanical drug products with MyPlant’s scientific research as to the effects of specific plant substances and compounds on different wellness and medical conditions. We believe that we can benefit from the collaboration with MyPlant and Professor Dedi Meiri to advance the company’s strategy for developing scientifically backed plant-based products composed of specific active plant substances proven by research to be effective for different medical conditions and possibly offer personally customized products for individual patients tailored for their healing process.

The collaboration with MyPlant is part of our strategy to add value to our product lines and position our company with a competitive edge in the Wellness market and the Nutritional Supplements.

As the worldwide use of botanical nutritional supplements and botanical drugs continues to grow, the need for scientific evaluation of the safety and efficacy of these products is becoming ever greater. We are targeting and positioning our product lines for the nutritional supplements market that is expected to reach $625 billion by 20309.

Developing & Bringing Plant-Based Wellness & Pharma Products to Market

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

About Side Effects Caused by Using Medicines, Treatments or an Unbalanced Lifestyle

Side effects are unexpected reactions which may result from using medicines, treatments and an unbalanced lifestyle. There are common side effects, such as dryness in the oral cavity (xerostomia), headaches, dizziness, drowsiness, fatigue, nausea, vomiting, lack of concentration, and impaired appetite that are associated with the use of medicines and treatments10.

The public health impact of harms associated with medicines and treatments is a growing area of investigation, given the expanding pharma industry and widespread availability of drugs and different medical treatments around the world. Current evidence suggests that use of medicines is associated with side effects. Exploring the relationship between drug side-effects and therapeutic indications demonstrates that 69% of drugs have between 10 and 100 different side effects11.

9 Research, P., 2022. Nutritional Supplements Market to Hit US$ 624.7 Billion by 2030. [online] GlobeNewswire

10 U.S. Food and Drug Administration. 2022. Learning about Side Effects

11 P. Zhang, F. Wang, J. Hu, and R. 2013, Exploring the Relationship Between Drug Side-Effects and Therapeutic Indications, PubMed Central, PMCID: PMC3900166; PMID: 24551427

Treatment of side-effects, or adverse drug reactions, has become a healthcare concern12. The new market of Pharmacovigilance, also known as drug safety – the pharmaceutical science relating to the collection, detection, assessment, monitoring, and prevention of adverse effects with pharmaceutical products – is developing and expected to reach $12.48 Billion in 2027. Driving this are increasing public awareness and demand for safer medications and increasing government initiatives to promote drug safety around the globe13.

We believe that natural plant-based products show great promise in improving quality of life and can be used as complementary products to balance side effects. Antibiotics and probiotics are an excellent use case. Antibiotics are important for treating bacterial infections; however, they can sometimes cause side effects such as diarrhea, liver disease and changes to the gut microbiota. Using probiotics during and after a treatment with antibiotics can help reduce the risk of diarrhea and restore the gut microbiota to a healthy state14.

Addressing a significant market need, we included in our strategy the development of plant based complementary solutions through wellness as well as clinically developing plant-based pharmaceutical products to address the need to balance selected effects and support people who experience side effects from using medicines, cannabis, and various treatments.

Our Plant-based product lines categories:

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

12 P. Zhang, F. Wang, J. Hu, and R. 2013, Exploring the Relationship Between Drug Side-Effects and Therapeutic Indications, PubMed Central, PMCID: PMC3900166; PMID: 24551427

13 Pharmacovigilance Market Size to Reach 12.48 billion in 2027 | Industry Trend - Rising Prevalence of Chronic Diseases Worldwide, Increasing Cases of Adverse Drug Reactions and Drug Toxicity and High Consumption of Drugs in Developed Economies, 2022, Bio Space Article [online]

14 Healthline. 2022. What You Should Eat During and After Antibiotics. [online]

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

It is currently anticipated that the Green Vision Center Israel will include approximately 65,000 sq. ft. (~ 5,800 sqm) a first-of-its-kind center’s infrastructure and facilities will be focused on the development and production of wellness and pharma plant-based products and planned to include:

●	Manufacturing facilities for botanicals and nutritional supplements
●	Manufacturing facilities for pharma plant-based products & botanical drugs
●	Manufacturing facilities for healthy snacks & beverages
●	Manufacturing facilities for plant-based cosmetics
●	Manufacturing facilities for medical cannabis and related products*
●	R&D laboratories for development, clinical studies, and quality control testing
●	Distribution and global logistics center
●	Management and consultant offices
●	Conference, training & visitor center

* Pending changes in the regulatory and market landscape and, pending approval of the board of directors.

The center is planned to be constructed by a professional project construction company and sub-contractors that will oversee all aspects of the building including interfacing and obtaining all facilities and products relevant licenses and regulatory approvals, the requisite building permits and other required authorizations.

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

We chose to focus on Israel for the following reasons:

●	Israel is well positioned as a leader in technology with a critical mass of technology companies, researchers, and scientists[15].
●	Our headquarters, our executives and strategic partners are based in Israel, where we have been operating for years and have a strong network with Israeli companies, universities, labs, entrepreneurs, and businesses.
●	Israel is considered a pharma powerhouse and a world leader in clinical trials due to its advanced regulatory environment and local experience[16].
●	The Israeli government views and supports technological innovation a major growth engine for the Israeli economy and supports it. The government support includes grants for the purchase of equipment, tax incentives, incentives for employing workers, and other benefits as part of a program of the Israeli government to encourages industrial development and benefits for the city of Yerucham.
●	We acquired land in the south of Israel, backed by government support, to build the Green Vision Center, a first-of-its-kind production and innovation center for plant-based wellness & pharma products.

15 PwC-Startup Nation Central Report Explores Israel’s Multinational Innovation Ecosystem

16 Portfolio of Israeli companies Life science and Clean-tech sectors October 2020

Significant Events

(i) On December 30, 2022, we purchased a 10% equity interest (on a fully diluted basis) in MyPlant Bio Ltd. under the terms of a Share Purchase and Option Agreement. The agreement provides Citrine Global with an option to purchase an additional 45% of MyPlant equity (on a fully diluted basis). Under the terms of the Share Purchase and Option Agreement, we purchased from the MyPlant shareholders an aggregate of 44,328 ordinary shares of MyPlant (the “MyPlant Shares”) representing, on a fully diluted basis, 10% of the outstanding MyPlant Shares, in consideration of $444,444 payable by the issuance by Citrine Global to the MyPlant shareholders of an aggregate of 9,259,250 shares of our common stock. In addition, under the Share Purchase and Option Agreement, we were granted an option by the MyPlant shareholders to purchase an additional 35% of MyPlant Shares, on a fully diluted basis (the “Shareholders Option”), in consideration of $1,555,556 payable by the issuance of up to 32,407,417 shares of our common stock to the MyPlant shareholders, and a separate option by MyPlant to purchase an additional 10% of the MyPlant Shares, on a fully diluted basis (the “MyPlant Option”), in consideration of $444,444, which is payable, in our sole discretion, in cash or in the issuance to MyPlant of up to 9,259,250 shares of our common stock. Said options are exercisable through September 30, 2023 (the “Option Expiry Date”). If both the Shareholders Option and the Company Options are exercised, we will hold 55% of MyPlant Shares, on a fully diluted basis. Under the Share Purchase and Option Agreement, are authorized to continue its due diligence through the Option Expiry Date.

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

(ii) On January 29, 2023, the holders of the convertible loans issued under the Convertible Loan Agreement agreed to extend to May 31, 2024 the maturity date thereof of such loans and further agreed that upon a public offering of our securities, our management is authorized to effect in connection with a listing of the Company’s stock on a U.S. National Securities Exchange, at our sole discretion, a conversion into shares of our common stock of all or part of such outstanding loans at a rate equal to the public offering price of the common stock under any offering accompanying such listing of the stock on the Nasdaq Stock Market.

(iii) On March 6, 2023 Cannovation, the Company’s majority owned subsidiary and S.R. Accord Ltd., an Israeli public company (“Lender”), entered into an 18-month credit facility agreement (the “Credit Facility”) pursuant to which Lender has committed to fund Cannovation in an aggregate amount of 3,000,000 NIS (approximately $857,000) as needed. At the time of each draw down, Cannovation and Lender will determine the repayment of the loan. All amounts drawn under the Credit Facility will bear interest at a monthly rate of 1.7% and. Cannovation has the right to pre-pay the entire amount outstanding under the Credit Facility at any time. As security for any loans under the Credit Facility, Cannovation granted Lender a first priority lien on its rights to the 125,000 sq ft (11,687 sqm) of industrial land in Yerucham, a city in southern Israel which Cannovation acquired in February of 2022(the “Premises”) to build the Green Vision Center Israel with the support of the government of Israel. The lien will become effective only if Cannovation utilizes the Credit Facility. If the market value of the Premises is less than the amount outstanding under the Credit Facility, then Lender will be entitled to additional security including additional shares of Citrine Global common stock, on such terms and conditions as the parties may agree. As additional security for any payments due to Lender, CTGL Citrine Global Israel Ltd., a wholly owned subsidiary of Citrine Global, (ii) Beezzhome Technologies Ltd. an entity wholly owned by Ora Elharar Soffer, the Chief Executive Officer of Citrine Global and (iii) Netto Holdings, an unaffiliated entity under the partial control of Ilan Ben Ishay, a director on the board of Cannovation, as well as each of Ms. Elharar Soffer and Mr. Ben Ishay in their personal capacities, are providing guarantees for the repayment of any amounts that may be owing to Lender under the Credit Facility. The Company, CTGL Citrine Global Israel Ltd. and Cannovation have agreed to indemnify Ms. Elharar Soffer and Mr. Ben Ishay for any losses they incur as a result of the guarantee.

(iv) On May 9, 2023, the Company’s Board determined to provide that until the earlier of the settlement in full of the convertible loans referred to convertible loan holders referred to above or the termination of the exercise period of the warrants for an aggregate of 62,178,554 shares previously issued to such convertible loan holders (the “Warrants”), if the Company’s common stock were to be listed on the Nasdaq Stock Market and the per share public price of the offering accompanying such listing is less than the then current exercise price of the Warrants, then the Warrant exercise price shall be adjusted to that of the public offering price, provided that if such listing and accompanying offering do not occur by June 30, 2023, then the exercise price of the Warrants shall remain at its then current exercise price or may be reduced to a lower exercise price as determined by Company’s Board and in agreement with the loan holders.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2023 compared to the Three Months Ended March 31, 2022

The following table presents our results of operations for the three months ended March 31, 2023 and 2022

	Three Months Ended
	March 31
	2023	2022
	US Dollars
Revenues	-	-
Cost of sales	-	-
Operating loss	-	-
Research and development expenses	(28,000)	(25,000)
Marketing, general and administrative expenses	(489,000)	(315,000)
Operating loss	(517,000)	(340,000)
Income (expenses) related to convertible loan terms	(330,000)	(379,000)
Other financing expenses, net	(5,000)	(10,000)
Net loss	(852,000)	(729,000)

Revenues. We had no revenues in the three months ended March 31, 2023 and 2022.

Research and Development. Research and development expenses for the three months ended March 31, 2023 were $28,000 compared to $25,000 for the three months ended March 31, 2022. The increase is primarily attributable to professional expenses incurred in the operation of the business.

Marketing, general and Administrative Expenses. Marketing, general and administrative expenses consist primarily of professional services, share-based compensation expenses and other non-personnel related expenses such as legal expenses. Marketing, general and administrative expenses for the three months ended March 31, 2023 were $489,000 compared to $315,000 for the three months ended March 31, 2022. The increase in our marketing, general and administrative expenses is primarily attributable to the increase in our non-cash share-based compensation expenses.

Financing Expenses, Net. Financing income, net for the three months ended March 31, 2023 were $335,000 compared to financing expenses, net $389,000 for the three months ended March 31, 2022. The decrease in financial expense is primarily attributable to finance expenses related to our convertible loans.

Net Loss. Net loss for the three months ended March 31, 2023 was $852,000 and is attributable to the reasons discussed above.

Financial Condition, Liquidity and Capital Resources

At March 31, 2023, we had current assets of $266,000 compared to total current assets of $185,000 as of December 31, 2022. The increase is mainly attributed to the increase in other prepaid expenses.

At March 31, 2023, we had a cash balance of $62,000 compared to the cash balance of $77,000 as of December 31, 2022.

At March 31, 2023, we had a working capital deficiency of $1,655,000 as compared with a working capital deficiency of $1,620,000 at December 31, 2022.

The following table provides a summary of operating, investing, and financing cash flows for the three months ended March 31, 2023 and 2022, respectively (in US Dollars):

	Three Months Ended
	March 31, 2023	March 31, 2022
Net cash used in operating activities	(65,000)	(161,000)
Net cash provided by investment activities	-	(4,000)
Net cash provided by Financing Activities	51,000	180,000

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

On January 29, 2023, the holders of the convertible loans issued under the Convertible Loan Agreement agreed to extend to May 31, 2024 the maturity date thereof of such loans and further agreed that upon a public offering of our securities, our management is authorized to effect in connection with a listing of the Company’s stock on a U.S. National Securities Exchange, at our sole discretion, a conversion into shares of our common stock of all or part of such outstanding loans at a rate equal to the public offering price of the common stock under any such offering

Based on the Company’s current cash balances and the access to the Credit Facility described above, the Company believes that it has sufficient funds for its plans for the next twelve months from the issuance of these financial statements. As the Company is embarking on its activities as detailed herein, it is incurring losses. It cannot determine with reasonable certainty when and if it will have sustainable profits.

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

Based on the Company’s evaluation of the effectiveness of its disclosure controls and procedures as of March 31, 2023, the Company’s principal executive officer and the Company’s principal financial officer concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2023, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

An investment in the Company’s Common Stock involves a number of very significant risks. You should carefully consider the risk factors included in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 22, 2023, in addition to other information contained in our reports and in this quarterly report in evaluating the Company and its business before purchasing shares of our Common Stock. There have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

CITRINE GLOBAL, CORP

(Registrant)

By:	/s/ Ora Elharar Soffer	By:	/s/ Ilanit Halperin
	Ora Elharar Soffer		Ilanit Halperin
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date:	May 12, 2023	Date:	May 12, 2023

