Form 10-Q
period 2023-06-30
CITRINE GLOBAL, CORP.
filed 2023-08-17
CIK 1498067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period ended June 30, 2023; or

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

As of August 17, 2023, there were outstanding 965,479,039 shares of the registrant’s common stock, par value $0.0001 per share.

CITRINE GLOBAL, CORP

Form 10-Q

June 30, 2023

2

CITRINE GLOBAL, CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2023

3

CITRINE GLOBAL, CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2023

U.S. DOLLARS IN THOUSANDS

CITRINE GLOBAL, CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	June 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	30	77
Prepaid expenses	401	88
Other current assets	17	20
Total Current assets	448	185

Non-current assets
Investments valued under the measurement alternative	822	894
Property and equipment, net	218	230
Total non-current assets	1,040	1,124
Total assets	1,488	1,309

Liabilities and Stockholders’ Deficit
Current liabilities
Short term loans	-	82
Credit facility	53	-
Accounts payable and accrued expenses	452	247
Accrued compensation	1,610	1,476
Total current liabilities	2,115	1,805

Non-current liability

Convertible component in convertible notes	125	161

Convertible notes	2,020	1,814

Total liabilities	4,260	3,780

Stockholders’ Deficit
Common stock, par value $0.0001 per share, 1,500,000,000 shares authorized at June 30, 2023 and December 31, 2022; 965,479,039 and 943,703,873 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	96	94
Additional paid-in capital	24,892	23,248
Stock to be issued	39	474
Accumulated deficit	(27,930)	(26,402)
Accumulated other comprehensive income	131	115
Total stockholders’ deficit	(2,772)	(2,471)
Total liabilities and stockholders’ deficit	1,488	1,309

The accompanying notes are an integral part of the condensed consolidated financial statements.

CITRINE GLOBAL, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(U.S. dollars in thousands, except share and per share data)

	Six months ended		Three months ended
	June 30		June 30
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)

Research and development expenses	(57)	(56)	(28)	(31)
Marketing, general and administrative expenses	(1,024)	(669)	(535)	(355)
Operating loss	(1,081)	(725)	(563)	(386)
Financing expenses, net:
Income (expenses) related to convertible loan terms	(429)	7	(100)	386
Other financing expenses, net	(18)	(17)	(13)	(6)
Financing income (expenses), net	(447)	(10)	(113)	380

Net loss attributable to common stockholders	(1,528)	(735)	(676)	(6)

Loss per common stock (basic and diluted)	*	*	*	*

Basic weighted average number of shares of common stock outstanding	956,404,305	942,568,006	960,039,479	942,568,006

Comprehensive loss:
Net loss	(1,528)	(735)	(676)	(6)
Other comprehensive income (loss) attributable to foreign currency translation	16	1	6	(5)
Comprehensive loss	(1,512)	(734)	(670)	(11)

*	Represents an amount less than $0.01 per common stock.

The accompanying notes are an integral part of the condensed consolidated financial statements.

CITRINE GLOBAL, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(U.S. dollars in thousands, except share and per share data)

	Common stock		Additional paid-in	Stock to be	Accumulated	Accumulated other comprehensive	Total stockholders’
	Stock	Amount	capital	issued	deficit	income	deficit
BALANCE AT DECEMBER 31, 2022	943,703,873	94	23,248	474	(26,402)	115	(2,471)
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED MARCH 31, 2023:
Issuance of shares under share purchase agreement (note 4)	9,259,250	1	443	(444)	-	-	-
Issuance of shares for credit facility	3,232,016	*	123	-	-	-	123
Share based compensation to service providers	283,900	*	*	4	-	-	4
Warrants issued in connection with convertible notes	-	-	268	-	-	-	268
Share based compensation	-	-	269	-	-	-	269
Other comprehensive income	-	-	-	-	-	10	10
Net loss for the period	-	-	-	-	(852)	-	(852)
BALANCE AT MARCH 31, 2023 (unaudited)	956,479,039	95	24,351	34	(27,254)	125	(2,649)

Issuance of shares for services	9,000,000	1	332	-	-	-	333
Share based compensation to service providers	-	-	-	5	-	-	5
Share based compensation	-	-	209	-	-	-	209
Other comprehensive income	-	-	-	-	-	6	6
Net loss for the period	-	-	-	-	(676)	-	(676)
BALANCE AT JUNE 30, 2023 (unaudited)	965,479,039	96	24,892	39	(27,930)	131	(2,772)

*	represents amount less than $1 thousand

CITRINE GLOBAL, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(U.S. dollars in thousands, except share and per share data

	Common stock		Additional paid-in	Stock to be	Accumulated	Accumulated other comprehensive	Total stockholders’
	Stock	Amount	capital	issued	deficit	income	deficit
BALANCE AT DECEMBER 31, 2021	942,568,006	94	22,073	44	(23,757)	106	(1,440)
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED MARCH 31, 2022:
Extinguishment of convertible note	-	-	(162)	-	-	-	(162)
Warrants issued in connection with convertible notes	-	-	100	-	-	-	100
Share based compensation	-	-	32	-	-	-	32
Other comprehensive income	-	-	-	-	-	6	6
Net loss for the period	-	-	-	-	(729)	-	(729)
BALANCE AT MARCH 31, 2022 (unaudited)	942,568,006	94	22,043	44	(24,486)	112	(2,193)

Share based compensation	-	-	35	-	-	-	35
Other comprehensive income	-	-	-	-	-	(5)	(5)
Net loss for the period	-	-	-	-	(6)	-	(6)
BALANCE AT JUNE 30, 2022 (unaudited)	942,568,006	94	22,078	44	(24,492)	107	(2,169)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CITRINE GLOBAL, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands, except share and per share data)

	Six months ended
	June 30,
	2023	2022
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(1,528)	(735)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1	1
Finance expenses, net	2	6
Financial expenses with respect to convertible notes and loans	467	(8)
Share based payment	487	67
Fair value adjustment of option to purchase MyPlant shares	73	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	33	20
Accounts payable and accrued expenses	368	336
Net cash used in operating activities	(97)	(313)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	-	(4)
Net cash used in investing activities	-	(4)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes	-	180
Proceeds under credit facility	51	-
Net cash provided by financing activities	51	180

Effect of exchange rates on cash and cash equivalents	(1)	(6)

Net decrease in cash and cash equivalents	(47)	(143)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	77	280

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	30	137
Supplemental disclosure of cash flow information:
Non-cash transactions:
Fair value of convertible component in convertible loan	-	(48)
Warrants issued in connection with convertible notes	(268)	(100)
Issuance of shares for credit facility	123	-
Extinguishment of convertible notes and loans	(83)	(162)
Issuance of shares for future services	222	-

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

On March 7, 2023, the Company issued to the Lender and a consultant 3,232,016 shares of the Company’s common stock as a commitment fee in respect of the provision of the Credit Facility (valuated at $123 thousand). As of the date of this report, Cannovation utilized $51,000 of the credit line and has requested from the Lender an additional drawdown of $120,000 which is as of the date of this report is being processed.

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

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q. In the opinion of management, the financial statements presented herein have not been audited by an independent registered public accounting firm but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the six and three months ended June 30, 2023. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2023.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Balance as of June 30, 2023
	Level 1	Level 2	Level 3	Total
	US$ in thousands

Assets:
Option to Purchase MyPlant shares	-	-	218	218
Total assets	-	-	218	218

Liabilities:
Fair value of convertible component in convertible notes	-	-	125	125
Total liabilities	-	-	125	125

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF RESENTATION (cont.)

	Balance as of December 31, 2022
	Level 1	Level 2	Level 3	Total
	US$ in thousands
Assets:
Option to Purchase MyPlant shares	-	-	291	291
Total assets	-	-	291	291
Liabilities:
Convertible component in convertible notes	-	-	161	161
Total liabilities	-	-	161	161

The following table presents the changes in fair value of the level 3 assets and liabilities for the period ended June 30, 2023:

Changes in Fair value
US$ in thousands
Assets:
Outstanding at December 31, 2022	291
Changes in fair value	73
Outstanding at June 30, 2023	218

Changes in Fair value
US$ in thousands
Liabilities:
Outstanding at December 31, 2022	161
Initial recognition of convertible component as part of convertible notes issued	8
Changes in fair value	(44)
Outstanding at June 30, 2023	125

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

Recent Accounting Pronouncements

New pronouncements issued but not effective as of June 30, 2023 are not expected to have a material impact on the Company’s consolidated financial statements.

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

The following table presents the Company’s stock option activity for employees and directors of the Company for the year ended June 30, 2023:

	Number of Options	Weighted Average Exercise Price ($)
Outstanding at December 31, 2022	122,529,342	0.026
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at June 30, 2023	122,529,342	0.026
Number of options exercisable at June 30, 2023	48,744,870	0.037

The stock options outstanding as of June 30, 2023, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options vested
$	As of June 30, 2022
0.0011	46,762	3.50	46,762
0.02	42,415,560	2.11	10,603,890
0.022	47,128,400	2.11	11,782,101
0.05	32,938,620	3.55	26,312,117
	122,529,342	2.89	48,744,870

Compensation expense recorded by the Company in respect of its stock-based compensation awards for the six and three months ended June 30, 2023 were $478 thousands and $209 thousands, respectively, and are included in General and Administrative expenses in the Statements of Operations.

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 4 - INVESTMENTS VALUED UNDER THE MEASUREMENT ALTERNATIVE

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

The Company purchased from the Shareholders an aggregate of 15,211 ordinary shares of MyPlant (the “MyPlant Shares”) representing, on a fully diluted basis, 10% of the outstanding MyPlant Shares, in consideration for the payment of $444,444 by the issuance by the Company to the selling Shareholders of an aggregate of 9,259,250 shares of the Company’s common stock.

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

The options to purchase MyPlant shares were also accounted using the measurement alternative. Since the options’ value are subject to the changes in Citrine shares’ value, there are indicators to a change in the options’ value at each reporting date, and therefore the following valuation method was implemented.

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 4 - INVESTMENT VALUED UNDER THE MEASUREMENT ALTERNATIVE (continue)

Fair Value Proportional Allocation

The Company estimated the fair value of Shareholders Option using the Monte Carlo option pricing model using the following weighted average assumptions:

	December 30, 2022	June 30, 2023
Dividend yield	0%	0%
Risk-free interest rate	4.71%	5.27%
Expected term (years)	0.78	0.25
Company’s volatility	114.80%	36.97%
MyPlant share price (U.S. dollars)	10.04	10.04
MyPlant volatility	55.29%	67.55%

The fair value of the Shareholders Option as of December 30, 2022 and June 30, 2023 was estimated at $291 thousands and $355 thousands, respectively.

Based on the above, the fair value proportion allocation as of December 30, 2022 was as follows:

December 30, 2022
Shareholders option	$291
MyPlant’s shares	153
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

On May 9, 2023, the Company’s Board determined to provide that until the earlier of the satisfaction in full of the convertible loans or the termination of the exercise period of the warrants for an aggregate of 62,178,554 shares previously issued to the Lending LPs (the “Warrants”), if the Company’s common stock were to be listed on the Nasdaq Stock Market and the per share public price of the offering accompanying such listing is less than the then current exercise price of the Warrants, then the Warrant exercise price shall be adjusted to that of the public offering price, provided that if such listing and accompanying offering do not occur by June 30, 2023, then the exercise price of the Warrants shall remain at its then current exercise price or may be adjusted to a lower exercise price as determined by Company’s Board and in agreement with the Lending LPs. As the offering has not been achieved by June 26, 2023, the Board decided that the Warrant exercise price shall remain unchanged at $0.05 and also provide that the upon the implementation of the reverse split, the Warrants per share exercise price would be unaffected by the reverse split and would remain at $0.05 though the number of warrant shares would be subject to the reverse stock split.

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

The following are the data and assumptions used:

Warrants A
Dividend yield (%)	0%
Risk-free interest rate (%)	3.75%
Expected term (years)	4.36
Volatility	160.5%
Share price (U.S. dollars)	0.044
Exercise price (U.S. dollars)	0.05
Fair value of the conversion feature (U.S. dollars in thousands)	134

Warrants B
Dividend yield (%)	0%
Risk-free interest rate (%)	3.75%
Expected term (years)	4.36
Volatility	160.5%
Share price (U.S. dollars)	0.044
Exercise price (U.S. dollars)	0.05
Fair value of the conversion feature (U.S. dollars in thousands)	134

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 5 – CONVERTIBLE NOTES

C.	As of June 30, 2023, the fair value of the convertible component was estimated by third party appraiser as weighted average of the two possible scenarios of the total convertible notes amount conversion (20% probability for scenario 1 and 80% probability for scenario 2):

The scenario in which the convertible loans would be converted prior to its maturity (scenario 1) was estimated by the appraiser using the Black-Scholes option pricing model, to compute the fair value of the derivative and to market the fair value of the derivative at each balance sheet date. The following are the data and assumptions used as of the balance sheet date:

June 30, 2023
Dividend yield	0%
Risk-free interest rate	5.27%
Expected term (years)	0.92
Volatility	108.62%
Share price (U.S. dollars)	0.04
Exercise price (U.S. dollars)	0.05
Fair value of the conversion feature (U.S. dollars in thousands)	627
Weighted fair value based on scenario probability (U.S. dollars in thousands)	125

The scenario in which the Company would raise at least $5 million prior to conversion of the convertible loan (scenario 2) was estimated by the appraiser at no fair value since it was estimated that along with such raise the convertible loans would be converted at market price.

The fair value of the convertible component was estimated by the third-party appraiser after giving effect to the weighted average of the two possible scenarios as of June 30, 2023 was $125 thousands.

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

During the period of six month ended June 30, 2023, Cannovation utilized $51,000 out of the credit line and, on August 1, 2023, based on the determination of the Cannovation board of directors, Cannovation requested from the Lender an additional drawdown of approximately $120,000 which is as of the date of this report is being processed. See Note 8

On March 7, 2023, the Company issued to the Lender 2,154,677 shares of the Company’s common stock a commitment fee in respect of the provision of the Credit Facility. The Company determined the value of the shares issued at $82,000 based on the share price at the agreement date of which $5,000 were recorded as finance expenses and the remaining were recorded as pre-paid expenses.

On March 18, 2023, the Company issued to a consultant 1,077,339 shares of the Company’s common stock in respect of the provision of the Credit Facility. The Company determined the value of the shares issued at $41,000 based on the share price at the agreement date of which $3,000 were recorded as finance expenses and the remaining were recorded as pre-paid expenses.

B.	On May 25, 2023, the Company issued a consultant 9,000,000 shares of the Company’s common stock in respect of IRPR services. The Company determined the value of the shares issued at $333,000 based on the share price at the agreement date of which $111,000 were recorded as marketing, general and administrative expenses and the remaining were recorded as pre-paid expenses.

C	Previously on May 9, 2023, the Company’s Board determined to provide that until the earlier of the settlement in full of the convertible loans or the termination of the exercise period of the warrants for an aggregate of 62,178,554 shares previously issued to such convertible loan holders (the “Warrants”), if the Company’s common stock were to be listed on the Nasdaq Stock Market and the per share public price of the offering accompanying such listing is less than the then current exercise price of the Warrants, then the Warrant exercise price shall be adjusted to that of the public offering price, provided that if such listing and accompanying offering did not occur by June 30, 2023, then the exercise price of the Warrants shall remain at its then current exercise price or may be reduced to a lower exercise price as determined by Company’s Board and in agreement with the loan holders. On June 26, 2023, our Board decided that the Warrant exercise price remain unchanged at $0.05 and also provide that the upon the implementation of recapitalization of the Company, including a reverse split, the Warrant per share exercise price would be unaffected by the reverse split and would remain at $0.05 though the number of warrant shares would be subject to the reverse stock split.

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 7 – RELATED PARTIES

A.	Transactions and balances with related parties

	Six months ended June 30		Three months ended June 30
	2023	2022	2023	2022
	U.S. dollars (in thousands)

Research and development expenses:
Directors compensation and fees to officers	57	56	28	31

General and administrative expenses:
Directors compensation and fees to officers (*)	1,206	347	542	171
(*) Share based compensation	478	44	209	17

Financing expenses (income), net:
Related to convertible loan terms	293	(7)	25	(386)

B.	Balances with related parties:

	As of June 30,	As of December 31,
	2023	2022

Current Liabilities:
Short term loan	-	82
Accounts payable	179	120
Accrued compensation	1,610	1,384
	1,789	1,586
Non-current Liabilities:
Convertible notes	2,020	1,814

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 7 – RELATED PARTIES (cont’d)

C.	Additional information:

1.	On January 17, 2023, the Board of Citrine Global, appointed Ms. Ora Elharar Soffer to serve as president of the Company. Ms. Elharar Soffer has been continuously serving as the Company’s Chief Executive Officer since May 7, 2020 and as a Company director since February 21, 2020 and as Chairperson of the Board since March 3, 2020.
2.	On January 17, 2023, the Board of Citrine Global, appointed Ms. Ilanit Halperin to serve as treasurer and secretary of the Company. Ms. Halperin has been continuously serving as the Company’s Chief Financial Officer since May 7, 2020 and as a Company director since February 21, 2020.
3.	On January 18, 2023, Mr. Ilan Ben Ishay resigned from his position as a director on the Board of the Company for personal reasons. Mr. Ben Ishay’s resignation did not result from any disagreement with the Company on any matter relating to the Company’s operations, policies and practices
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

NOTE 8 – SUBSEQUENT EVENTS

On August 1, 2023, the board of directors of Cannovation, the Company majority owned subsidiary, authorized a draw down under the previously disclosed credit facility with S.R. Accord Ltd. in the approximate amount of approximately $120,000 to be utilized for the company operations. As required under the credit facility, Cannovations’s shareholders gave guarantees and each of Ms. Elharar Soffer, the Company’s CEO and a director, and Ilan Ben Ishay, a director of Cannovation, gave personal guarantees, for the drawdown. In addition, as required under the credit facility, Cannovation granted a security interest on Cannnovation’s rights under the development agreement with the Israel Lands Authority with respect to Cannovations’s facility in Yerucahm, in Southern Israel. As of the date of this report, the draw down request is being processed.

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

Overview

We are a wellness & plant-based pharma solutions company with a vision of becoming a leading company in these fields and improve people’s health and quality of life worldwide.

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

We have built an end-to-end strategy to bring to market on a global scale innovative wellness and plant-based pharma solutions covering the whole spectrum from innovation, research and development, product development, production and manufacturing, distribution, marketing and sales.

We believe the power of plant-based solutions from nature can help improve people’s health and quality of life.

Our business activity is primarily composed of developing wellness and plant-based pharma solutions, focused on science backed plant-based products to improve quality of life and complementary solutions for balancing side effects caused by using medicines, treatments, or an unbalanced lifestyle.

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

We have more than 100 plant-based formulations and product lines under the brands GreenFeels™ targeting the nutritional supplements market that is expected to reach $625 billion by 20304.

Joint venture with iBOT Israel Botanicals Ltd.

■	We have strategic joint venture alliance and manufacturing agreements with iBOT Israel Botanicals Ltd.

■	IBOT is a technology company that specializes in botanical R&D natural products & solutions and nutritional supplements.

■	iBOT has developed hundreds of formulas and innovative portfolio products that are crafted to deliver optimal health benefits and are backed by extensive scientific research and testing.

■	iBOT owns IP and know-how for developing and manufacturing botanical products in that includes a GMP-certified manufacturing facility approved by the Israeli Ministry of Health for manufacturing nutritional supplements in various delivery platforms that include liquid formulations in the form of syrups, tinctures, and oils, and dry formulations in the form of tablets, powders, capsules, sachets and more.

■	We are developing and manufacturing our nutritional supplements product lines, including the GreenFeels™ & Green Side by Side™, with iBOT.

■	iBOT, an affiliated company, granted to Citrine Global and its subsidiaries through December 31, 2023 a pre-emption right and an option to acquire up to 51% of iBOT.

Developing & Bringing Plant-Based Wellness & Pharma Products to Market

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

Acquisition of MyPlant Bio Ltd.

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

We view the acquisition of MyPlant as an opportunity to advance our wellness products with MyPlant’s scientific research as to the effects of specific plant substances and compounds on different wellness and medical conditions.

As the worldwide use of botanical nutritional supplements and botanical drugs continues to grow, the need for scientific evaluation of the safety and efficacy of these products is becoming ever greater. We are targeting and positioning our product lines for the nutritional supplements market that is expected to reach $625 billion by 20305.

Revenue & Growth Strategy

We plan to expand our distribution efforts in the wellness industry and build a worldwide network of local teams and partners, as well as doing mergers & acquisitions of health and wellness companies that already have sales and distribution infrastructures. Initially, we are planning to build an infrastructure for sales and business development with local teams in North America and Europe.

Our target Market potential

The wellness market is booming, with health-conscious consumers spending more on natural products ranging from nutraceuticals, natural superfoods, natural beverages, natural cosmetics, and plant-derived drugs.

●	The nutritional supplements market was $314 billion in 2020 and is expected to reach $624.7 billion by 2030[6].
●	The superfoods market was $172 billion in 2020 and is expected to reach $287.7 billion by 2027[7].
●	The botanical and plant-derived drug market was $26 billion in 2018 and is expected to reach $53 billion by 2026[8].
●	The natural cosmetics market was $15 billion in 2021 and is expected to reach $21.5 billion by 2028[9].

Our mission is to leverage the power of plant-based solutions from nature to help improve people’s health and quality of life.

5 Research, P., 2022. Nutritional Supplements Market to Hit US$ 624.7 Billion by 2030. [online] GlobeNewswire

6 Research, P., 2022. Nutritional Supplements Market to Hit US$ 624.7 Billion by 2030. [online] GlobeNewswire

7 Research, I., 2022. Global Superfoods Market Size is Projected to Reach US$ 287.75 Billion by 2027 | Superfoods Market Store, Delivery Options, Emerging Trends 2022 | Segmentation by Product Type, Applications, Regions, & Key-Players (ADM, Ardent Mills, Bunge). [online] GlobeNewswire Newsroom

8 2018-2026, G. and 2018-2026, G., 2022. Botanical and Plant Derivative Drug Market - Global Forecast 2018-2026. [online]

9 Vantage Market Research, Vegan Cosmetics Market to Hit USD 21.5 Billion by 2028 | GlobeNewswire Newsroom [online]

Our IP Strategy and R&D Roadmap include:

●	Developing wellness product portfolio across the range from scientific and research-based plants, such as herbal extracts, medicinal mushrooms, and other natural ingredients.
●	Expanding our current product lines and registering the products for worldwide regulatory approvals.
●	Developing complementary products for balancing selected side effects caused by medicines, treatments, aging, stress, or an unbalanced lifestyle.
●	Researching and developing pharma solutions with the mission of developing plant-based medicines and botanical drugs.
●	Building our patent portfolio, conducting clinical trials, and advancing our products through innovation and technology.
●	We filed provisional patent applications in the field of Balancing Side Effects in the United States Patent and Trademark Office (USPTO): Patent Application No. 63/418,046, and Patent Application No. 63/388,361 for compositions and methods for balancing side effects associated with the use of medicines, treatments, aging and unbalanced or unhealthy lifestyle and balancing side effects related to symptoms in the oral cavity.

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

Green Vision Center Production and Innovation Center for Wellness & Plant-based Pharma Products

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

Significant Events During the Period

(i) On May 24, 2023, iBOT gave to Citrine Global, Corp. an option, exercisable through the 90th day thereafter, to purchase from iBOT up to 55% of the issued and outstanding capital stock of iBOT, in a fully diluted basis. The exercise of the option is subject to due diligence.

(ii) Previously on May 9, 2023, our Board determined to provide that until the earlier of the settlement in full of the convertible loans or the termination of the exercise period of the warrants for an aggregate of 62,178,554 shares previously issued to such convertible loan holders (the “Warrants”), if the Company’s common stock were to be listed on the Nasdaq Stock Market and the per share public price of the offering accompanying such listing is less than the then current exercise price of the Warrants, then the Warrant exercise price shall be adjusted to that of the public offering price, provided that if such listing and accompanying offering did not occur by June 30, 2023, then the exercise price of the Warrants shall remain at its then current exercise price or may be reduced to a lower exercise price as determined by Company’s Board and in agreement with the loan holders. As the offering has not been achieved by June 26, 2023, the Board decided that the Warrant exercise price remain unchanged at $0.05 and also provide that the upon the implementation of recapitalization of the Company, including a reverse split, the Warrant per share exercise price would be unaffected by the reverse split and would remain at $0.05 though the number of warrant shares would be subject to the reverse stock split.

15 PwC-Startup Nation Central Report Explores Israel’s Multinational Innovation Ecosystem

16 Portfolio of Israeli companies Life science and Clean-tech sectors October 2020

On August 1, 2023, the board of directors of Cannovation, Company majority owned subsidiary, authorized a draw down under the previously disclosed credit facility with S.R. Accord Ltd. the amount of approximately $120,000 to be utilized for operations. As required under the credit facility, Cannovations’s shareholders gave guarantees and each of Ms. Elharar Soffer, our CEO and a director, and Ilan Ben Ishay, a director of Cannovation, gave personal guarantees, for the drawdown. In addition, as required under the credit facility, Cannovation gave a security interest on Cannnovation’s rights under the development agreement with the Israel Lands Authority with respect to Cannovations’s land in Yerucahm, in Southern Israel. As of the date of this report, the draw down request is being processed

Components of Operating Results

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial statements.

Revenues

We have not generated any revenues from product sales as of June 30, 2023.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2023 compared to the Three Months Ended June 30, 2022

The following table presents our results of operations for the three months ended June 30, 2023 and 2022

	Three Months Ended
	June 30
	2023	2022
	US Dollars
Revenues	-	-
Cost of sales	-	-
Operating loss	-	-
Research and development expenses	(28,000)	(31,000)
Marketing, general and administrative expenses	(535,000)	(355,000)
Operating loss	(563,000)	(386,000)
Income (expenses) related to convertible loan terms	(100,000)	386,000
Other financing expenses, net	(13,000)	(6,000)
Net loss	(676,000)	(6,000)

Revenues. We had no revenues in the three months ended June 30, 2023 and 2022.

Research and Development. Research and development expenses for the three months ended June 30, 2023 were $28,000 compared to $31,000 for the three months ended June 30 2022.

Marketing, general and Administrative Expenses. Marketing, general and administrative expenses consist primarily of professional services, share-based compensation expenses and other non-personnel related expenses such as legal expenses. Marketing, general and administrative expenses for the three months ended June 30, 2023 were $535,000 compared to $355,000 for the three months ended June 30, 2022. The increase in our marketing, general and administrative expenses is primarily attributable to the increase in our non-cash share-based compensation expenses.

Financing Expenses, Net. Financing expenses, net for the three months ended June 30, 2023 were $113,000 compared to financing income, net $380,000 for the three months ended June 30, 2022. The decrease in financial expense is primarily attributable to finance expenses related to our convertible loans.

Net Loss. Net loss for the three months ended June 30, 2023 was $676,000 and is attributable to the reasons discussed above.

Comparison of the Six Months Ended June 30, 2023 compared to the Six Months Ended June 30, 2022

The following table presents our results of operations for the three months ended June 30, 2023 and 2022

	Six Months Ended
	June 30
	2023	2022
	US Dollars
Revenues	-	-
Cost of sales	-	-
Operating loss	-	-
Research and development expenses	(57,000)	(56,000)
Marketing, general and administrative expenses	(1,024,000)	(669,000)
Operating loss	(1,081,000)	(725,000)
Income (expenses) related to convertible loan terms	(429,000)	7,000
Other financing expenses, net	(18,000)	(17,000)
Net loss	(1,528,000)	(735,000)

Revenues. We had no revenues in the six months ended June 30, 2023 and 2022.

Research and Development. Research and development expenses for the six months ended June 30, 2023 were $57,000 compared to $56,000 for the six months ended June 30 2022.

Marketing, general and Administrative Expenses. Marketing, general and administrative expenses consist primarily of professional services, share-based compensation expenses and other non-personnel related expenses such as legal expenses. Marketing, general and administrative expenses for the six months ended June 30, 2023 were $1,024,000 compared to $669,000 for the six months ended June 30, 2022. The increase in our marketing, general and administrative expenses is primarily attributable to the increase in our non-cash share-based compensation expenses.

Financing Expenses, Net. Financing expenses, net for the six months ended June 30, 2023 were $447,000 compared to financing expenses, net $10,000 for the six months ended June 30, 2022. The increase in financial expense is primarily attributable to finance expenses related to our convertible loans.

Net Loss. Net loss for the six months ended June 30, 2023 was $1,528,000 and is attributable to the reasons discussed above.

Financial Condition, Liquidity and Capital Resources

At June 30, 2023, we had current assets of $448,000 compared to total current assets of $185,000 as of December 31, 2022. The increase is mainly attributed to the increase in other prepaid expenses.

At June 30, 2023, we had a cash balance of $30,000 compared to the cash balance of $77,000 as of December 31, 2022.

At June 30, 2023, we had a working capital deficiency of $1,667,000 as compared with a working capital deficiency of $1,620,000 at December 31, 2022.

The following table provides a summary of operating, investing, and financing cash flows for the six months ended June 30, 2023 and 2022, respectively (in US Dollars):

	Six Months Ended
	June 30, 2023	June 30 2022
Net cash used in operating activities	(97,000)	(313,000)
Net cash used in investment activities	-	(4,000)
Net cash provided by Financing Activities	51,000	180,000

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

On August 1, 2023, the board of directors of Cannovation, the Company majority owned subsidiary, authorized a draw down under the previously disclosed credit facility with S.R. Accord Ltd. in the approximate amount of approximately $120,000 to be utilized for the company operations. As required under the credit facility, Cannovations’s shareholders gave guarantees and each of Ms. Elharar Soffer, the Company’s CEO and a director, and Ilan Ben Ishay, a director of Cannovation, gave personal guarantees, for the drawdown. In addition, as required under the credit facility, Cannovation granted a security interest on Cannnovation’s rights under the development agreement with the Israel Lands Authority with respect to land in Yerucahm, in Southern Israel. As of the date of this report, the draw down request is being processed

On January 29, 2023, the holders of the convertible loans issued under the Convertible Loan Agreement agreed to extend to May 31, 2024 the maturity date thereof of such loans and further agreed that upon a public offering of our securities, our management is authorized to effect in connection with a listing of the Company’s stock on a U.S. National Securities Exchange, at our sole discretion, a conversion into shares of our common stock of all or part of such outstanding loans at a rate equal to the public offering price of the common stock under any such offering

Based on the Company’s current cash balances and the access to the Credit Facility described above, the Company believes that it has sufficient funds for its plans for the next twelve months from the issuance of these financial statements. As the Company is embarking on its activities as detailed herein, it is incurring losses. It cannot determine with reasonable certainty when and if it will have sustainable profits.

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

Based on the Company’s evaluation of the effectiveness of its disclosure controls and procedures as of June 30, 2023, the Company’s principal executive officer and the Company’s principal financial officer concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2023, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

CITRINE GLOBAL, CORP

(Registrant)

By:	/s/ Ora Elharar Soffer	By:	/s/ Ilanit Halperin
	Ora Elharar Soffer		Ilanit Halperin
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date:	August 17, 2023	Date:	August 17, 2023

