Form 10-Q
period 2023-09-30
CITRINE GLOBAL, CORP.
filed 2023-11-20
CIK 1498067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period ended September 30, 2023; or

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

As of November 14, 2023, there were outstanding 965,704,039 shares of the registrant’s common stock, par value $0.0001 per share.

CITRINE GLOBAL, CORP

Form 10-Q

September 30, 2023

Page

PART I — FINANCIAL INFORMATION

Item 1 – Unaudited Condensed Consolidated Financial Statements	3

Condensed Consolidated Balance Sheets – September 30, 2023 (unaudited) and December 31, 2022	5

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022 (unaudited)	6

Condensed Consolidated Statement of Changes in Stockholders’ Equity (deficit) for the three and nine months ended September 30, 2023 and 2022 (unaudited)	7

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022 (unaudited)	9

Notes to Unaudited Condensed Consolidated Financial Statements	10

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	34

Item 4 – Controls and Procedures	34

PART II — OTHER INFORMATION	35

Item 1 – Legal Proceedings	35

Item 1A – Risk Factors	35

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3 – Defaults upon Senior Securities	35

Item 4 – Mine Safety Disclosures	35

Item 5 – Other Information	35

Item 6 – Exhibits	35

Exhibit Index	35

SIGNATURES	36

2

CITRINE GLOBAL, CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2023

3

CITRINE GLOBAL, CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2023

U.S. DOLLARS IN THOUSANDS

CITRINE GLOBAL, CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	September 30,	December 31,
	2023	2022
A s s e t s	(Unaudited)
Current Assets
Cash and cash equivalents	58	77
Prepaid expenses	326	88
Other current assets	16	20
Total Current assets	400	185

Non-current assets
Investments valued under the measurement alternative	1,179	894
Property and equipment, net	211	230
Total non-current assets	1,390	1,124
T o t a l assets	1,790	1,309

Liabilities and Stockholders’ Deficit
Current liabilities
Short term loans	-	82
Credit facility	172	-
Accounts payable and accrued expenses	487	247
Accrued compensation	1,749	1,476
Total current liabilities	2,408	1,805
Non-current liability
Non-current liability
Convertible component in convertible notes	51	161

Convertible notes	2,020	1,814

T o t a l liabilities	4,479	3,780

Stockholders’ Deficit
Common stock, par value $0.0001 per share, 1,500,000,000 shares authorized at September 30, 2023 and December 31, 2022; 965,704,039 and 943,703,873 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	96	94
Additional paid-in capital	25,067	23,248
Stock to be issued	55	474
Accumulated deficit	(28,051)	(26,402)
Accumulated other comprehensive income	144	115
T o t a l stockholders’ deficit	(2,689)	(2,471)
T o t a l liabilities and stockholders’ deficit	1,790	1,309

The accompanying notes are an integral part of the condensed consolidated financial statements.

CITRINE GLOBAL, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(U.S. dollars in thousands, except share and per share data)

	Nine months ended		Three months ended
	September 30		September 30
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)

Research and development expenses	(84)	(83)	(27)	(27)
Marketing, general and administrative expenses	(1,521)	(1,234)	(497)	(565)
Operating loss	(1,605)	(1,317)	(524)	(592)
Financing expenses, net:
Income (expenses) related to convertible loan terms	(282)	(575)	75	(582)
Other financing income (expenses), net	238	(19)	328	(2)
Financing income (expenses), net	(44)	(594)	403	(584)

Net loss attributable to common stockholders	(1,649)	(1,911)	(121)	(1,176)

Loss per common stock (basic and diluted)	*	*	*	*

Basic weighted average number of shares of common stock outstanding	959,483,061	942,713,630	965,540,180	943,000,129

Comprehensive loss:
Net loss	(1,649)	(1,911)	(121)	(1,176)
Other comprehensive income attributable to foreign currency translation	29	8	13	6
Comprehensive loss	(1,620)	(1,903)	(108)	(1,170)

*	Represents an amount less than $0.01 per common stock.

The accompanying notes are an integral part of the condensed consolidated financial statements.

CITRINE GLOBAL, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(U.S. dollars in thousands, except share and per share data)

	Common stock		Additional paid-in	Stock to be	Accumulated	Accumulated other comprehensive	Total stockholders’
	Stock	Amount	capital	issued	deficit	income	deficit
BALANCE AT DECEMBER 31, 2022	943,703,873	94	23,248	474	(26,402)	115	(2,471)
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED MARCH 31, 2023:
Issuance of shares under share purchase agreement (note 4)	9,259,250	1	443	(444)	-	-	-
Issuance of shares for credit facility	3,232,016	*	123	-	-	-	123
Share based compensation to service providers	283,900	*	*	4	-	-	4
Warrants issued in connection with convertible notes	-	-	268	-	-	-	268
Share based compensation	-	-	269	-	-	-	269
Other comprehensive income	-	-	-	-	-	10	10
Net loss for the period	-	-	-	-	(852)	-	(852)
BALANCE AT MARCH 31, 2023 (unaudited)	956,479,039	95	24,351	34	(27,254)	125	(2,649)

Issuance of shares for services	9,000,000	1	332	-	-	-	333
Share based compensation to service providers	-	-	-	5	-	-	5
Share based compensation	-	-	209	-	-	-	209
Other comprehensive income	-	-	-	-	-	6	6
Net loss for the period	-	-	-	-	(676)	-	(676)
BALANCE AT JUNE 30, 2023 (unaudited)	965,479,039	96	24,892	39	(27,930)	131	(2,772)

Issuance of shares for services	225,000	*	9	(5)	-	-	4
Share based compensation to service providers	-	-	-	21	-	-	21
Share based compensation	-	-	166	-	-	-	166
Other comprehensive income	-	-	-	-	-	13	13
Net loss for the period	-	-	-	-	(121)	-	(121)
BALANCE AT SEPTEMBER 30, 2023 (unaudited)	965,704,039	96	25,067	55	(28,051)	144	(2,689)

*	Represents amount less than $1 thousand

CITRINE GLOBAL, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(U.S. dollars in thousands, except share and per share data

	Common stock		Additional paid-in	Stock to be	Accumulated	Accumulated other comprehensive	Total stockholders’
	Stock	Amount	capital	issued	deficit	income	deficit
BALANCE AT DECEMBER 31, 2021	942,568,006	94	22,073	44	(23,757)	106	(1,440)
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED MARCH 31, 2022:
Extinguishment of convertible note	-	-	(162)	-	-	-	(162)
Warrants issued in connection with convertible notes	-	-	100	-	-	-	100
Share based compensation	-	-	32	-	-	-	32
Other comprehensive income	-	-	-	-	-	6	6
Net loss for the period	-	-	-	-	(729)	-	(729)
BALANCE AT MARCH 31, 2022 (unaudited)	942,568,006	94	22,043	44	(24,486)	112	(2,193)

Share based compensation	-	-	35	-	-	-	35
Other comprehensive income	-	-	-	-	-	(5)	(5)
Net loss for the period	-	-	-	-	(6)	-	(6)
BALANCE AT JUNE 30, 2022 (unaudited)	942,568,006	94	22,078	44	(24,492)	107	(2,169)

Issuance of shares	535,867	*	14	(14)	-	-	-
Issuance of shares to services providers	600,000	*	*	-	-	-	-
Share based compensation	-	-	335	-	-	-	335
Issuance of warrants	-	-	98	-	-	-	98
Warrants issued in connection with convertible notes	-	-	55	-	-	-	55
Modification of warrants in connection with convertible loan restructuring	-	-	354	-	-	-	354
Other comprehensive income	-	-	-	-	-	6	6
Net loss for the period	-	-	-	-	(1,176)	-	(1,176)
BALANCE AT SEPTEMBER 30, 2022 (unaudited)	943,703,873	94	22,934	30	(25,668)	113	(2,497)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CITRINE GLOBAL, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands, except share and per share data)

	Nine months ended
	September 30,
	2023	2022
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(1,649)	(1,911)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2	2
Finance expenses, net	1	5
Financial expenses with respect to convertible notes and loans	282	575
Share based payment	871	402
Fair value adjustment of option to purchase MyPlant shares	(285)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	64	(26)
Accounts payable and accrued expenses	566	511
Net cash used in operating activities	(148)	(442)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	-	(4)
Net cash used in investing activities	-	(4)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short term loan	-	80
Proceeds from issuance of convertible notes	-	280
Proceeds under credit facility, net	130	-
Net cash provided by financing activities	130	360

Effect of exchange rates on cash and cash equivalents	(1)	(7)

Net decrease in cash and cash equivalents	(19)	(93)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	77	280

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	58	187

Supplemental disclosure of cash flow information:
Non-cash transactions:
Fair value of convertible component in convertible loan	-	(48)
Warrants issued in connection with convertible notes	(268)	(155)
Issuance of shares for credit facility	123	-
Extinguishment of convertible notes and loans	(83)	(162)
Issuance of shares for future services	139	-

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

In November 2022 the Company and iBOT agreed to extend to March 31, 2023 the pre-emption right previously granted to the Company with respect to any equity or equity linked securities that iBOT proposes to issue to an unrelated third party with aggregate gross proceeds to iBOT exceeding $1 million or which will result 51% in a change in control in iBOT following such issuance. In March 2023, the Company and iBOT agreed to further extend to December 31, 2023 such right see note 8(i)

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – GENERAL (cont.)

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

On March 7, 2023, the Company issued to the Lender and a consultant 3,232,016 shares of the Company’s common stock as a commitment fee in respect of the provision of the Credit Facility (valuated at $123 thousand). As of the date of this report, Cannovation utilized $172,000 of the credit line.

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

Following the war involving Israel, on October 7 2023, there has been a decrease in Israel’s economic and business activity. The security situation has led, inter alia, to a disruption in the chain of supply and production, a decrease in the volume of national transportation, a shortage in manpower as well as a decrease in the value of financial assets and a rise in the exchange rate of foreign currencies in relation to the shekel.

At this time, the Company has assessed, on the basis of the information it has as at the date of approval of these financial statements, that the current events and the escalation in security in Israel, will not have a material effect on the business plans of the Company in the short term. In addition, the situation may result difficulties in management’s efforts to seek additional financing arrangements. Since this is an event that is not under the control of the Company, and matters such as the fighting continuing or stopping may affect the Company’s assessments, as at the reporting date the Company is unable to assess the extent of the effect of the Iron Swords War on its business activities and on the business activities of its subsidiaries, and on their medium and long term results. The Company is continuing to regularly follow developments on the matter and will continue to examine the effects on its operations and the value of its assets.

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q. In the opinion of management, the financial statements presented herein have not been audited by an independent registered public accounting firm but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the nine and three months ended September 30, 2023. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2023.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Balance as of September 30, 2023
	Level 1	Level 2	Level 3	Total
	US$ in thousands

Assets:
Option to Purchase MyPlant shares	-	-	576	576
Total assets	-	-	576	576

Liabilities:
Convertible component in convertible notes	-	-	92	92
Total liabilities	-	-	92	92

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

The following table presents the changes in fair value of the level 3 assets and liabilities for the period ended September 30, 2023:

Changes in Fair value
US$ in thousands
Assets:
Outstanding at December 31, 2022	291
Changes in fair value	285
Outstanding at September 30, 2023	576

Changes in Fair value
US$ in thousands
Liabilities:
Outstanding at December 31, 2022	161
Initial recognition of convertible component as part of convertible notes issued	8
Changes in fair value	(77)
Outstanding at September 30, 2023	92

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

Recent Accounting Pronouncements

New pronouncements issued but not effective as of September 30, 2023 are not expected to have a material impact on the Company’s consolidated financial statements.

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

The following table presents the Company’s stock option activity for employees and directors of the Company for the year ended September 30, 2023:

	Number of Options	Weighted Average Exercise Price ($)
Outstanding at December 31, 2022	122,529,342	0.026
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at September 30, 2023	122,529,342	0.026
Number of options exercisable at September 30, 2023	56,692,978	0.035

The stock options outstanding as of September 30, 2023, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options vested
$	As of September 30, 2023
0.0011	46,762	3.25	46,762
0.02	42,415,560	1.86	14,138,520
0.022	47,128,400	1.86	15,709,468
0.05	32,938,620	3.43	26,798,228
	122,529,342	2.54	56,692,978

Compensation expense recorded by the Company in respect of its stock-based compensation awards for the nine and three months ended September 30, 2023 were $644 thousands and $166 thousands, respectively, and are included in General and Administrative expenses in the Statements of Operations.

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

On September 28, 2023, the Company and MyPlant entered into an amendment of the Share Purchase and Option Agreement to extend to December 31, 2023 the Option Expiry Date available to the Company to purchase an additional 45% of MyPlant’s share equity, on a fully diluted basis. All other terms and conditions of the Share Purchase and Option Agreement remain in full force and effect.

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

NOTE 4 - INVESTMENTS VALUED UNDER THE MEASUREMENT ALTERNATIVE (cont.)

Fair Value Proportional Allocation

The Company estimated the fair value of Shareholders Option using the Monte Carlo option pricing model using the following weighted average assumptions:

	December 31, 2022	September 30, 2023
Dividend yield	0%	0%
Risk-free interest rate	4.71%	4.85%
Expected term (years)	0.78	0.25
Company’s volatility	114.80%	36.97%
MyPlant share price (U.S. dollars)	10.04	29.22
MyPlant volatility	55.29%	67.55%

The fair value of the Shareholders Option as of December 31, 2022 and September 30, 2023 was estimated at $291 thousands and $576 thousands, respectively.

Based on the above, the fair value proportion allocation as of December 31, 2022 was as follows:

December 31, 2022
Shareholders option	$291
MyPlant’s shares	153
$444

Under the Share Purchase and Option Agreement, MyPlant granted to the Company the exclusive right to utilize MyPlant’s activities as specified in the agreement, including without limitation, the screening platforms using cell line models for certain diseases and conditions to detect effective plant materials and/or other substances for the treatment of these conditions and a and a right of first opportunity to commercialize intellectual property developed by MyPlant that is in the Company’s (or its subsidiaries’) field of business, provided that, if by December 31, 2023 the Company does not exercise either of the Shareholders Option or the MyPlant Option and/or enter into a service agreement with MyPlant, then the exclusive rights shall terminate but the right of first opportunity to commercialize intellectual property developed by MyPlant shall continue thereafter until June 30, 2024, unless such rights have been extended beyond such date under the terms to be agreed in the service agreement entered into by the Company and Citrine Global. In addition, under the Share Purchase and Option Agreement, Cannasoul, MyPlant’s majority Shareholder, agreed to not compete with MyPlant’s activities.

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

On January 30, 2023 the Company and each of Citrine High Tech 7 LP (“LP 7”), Citrine 8 LP (“LP 8 “) and Citrine 9 LP (“LP 9”; together with LP 7 and LP 8, the “Lending LP”), the lending entities under and parties to the Convertible Note Purchase Agreement entered into by the Company and several related parties in April 2020, as subsequently amended (the “CL Agreement”), have entered into an agreement (the “Agreement”) pursuant to which they have agreed to extend the maturity date on all outstanding convertible loans in the principal amount of $1,800,000 under the CL Agreement to May 31, 2024. See note 8(ii).

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

On May 9, 2023, the Company’s Board determined to provide that until the earlier of the satisfaction in full of the convertible loans or the termination of the exercise period of the warrants for an aggregate of 62,178,554 shares previously issued to the Lending LPs (the “Warrants”), if the Company’s common stock were to be listed on the Nasdaq Stock Market and the per share public price of the offering accompanying such listing is less than the then current exercise price of the Warrants, then the Warrant exercise price shall be adjusted to that of the public offering price, provided that if such listing and accompanying offering do not occur by September 30, 2023, then the exercise price of the Warrants shall remain at its then current exercise price or may be adjusted to a lower exercise price as determined by Company’s Board and in agreement with the Lending LPs. As the offering has not been achieved by June 26, 2023, the Board decided that the Warrant exercise price shall remain unchanged at $0.05 and also provide that the upon the implementation of the reverse split, the Warrants per share exercise price would be unaffected by the reverse split and would remain at $0.05 though the number of warrant shares would be subject to the reverse stock split.

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

NOTE 5 – CONVERTIBLE NOTES (cont.)

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

NOTE 5 – CONVERTIBLE NOTES (cont.)

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

C.	As of September 30, 2023, the fair value of the convertible component was estimated by third party appraiser as weighted average of the two possible scenarios of the total convertible notes amount conversion (20% probability for scenario 1 and 80% probability for scenario 2):

The scenario in which the convertible loans would be converted prior to its maturity (scenario 1) was estimated by the appraiser using the Black-Scholes option pricing model, to compute the fair value of the derivative and to market the fair value of the derivative at each balance sheet date. The following are the data and assumptions used as of the balance sheet date:

September 30, 2023
Dividend yield	0%
Risk-free interest rate	4.85%
Expected term (years)	0.67
Volatility	143%
Share price (U.S. dollars)	0.02
Exercise price (U.S. dollars)	0.05
Fair value of the conversion feature (U.S. dollars in thousands)	255
Weighted fair value based on scenario probability (U.S. dollars in thousands)	51

The scenario in which the Company would raise at least $5 million prior to conversion of the convertible loan (scenario 2) was estimated by the appraiser at no fair value since it was estimated that along with such raise the convertible loans would be converted at market price.

The fair value of the convertible component was estimated by the third-party appraiser after giving effect to the weighted average of the two possible scenarios as of September 30, 2023 was $51 thousands.

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 6 – OTHER EVENTS DURING THE PERIOD

A.	On March 6, 2023 Cannovation and S.R. Accord Ltd., an Israeli company (“Lender”), entered into an 18-month credit facility agreement (the “Credit Facility”) pursuant to which Lender has committed to fund Cannovation in an aggregate amount of 3,000,000 NIS (approximately $857,000), as needed. At the time of each draw down, Cannovation and Lender will determine the maturity date of the loan. All amounts drawn under the Credit Facility will bear interest a monthly rate of 1.7%. Cannovation has the right to pre-pay the entire amount outstanding under the Credit Facility at any time. As security for any loans under the Credit Facility, Cannovation granted the Lender a first priority lien on its rights to the 125,000 sq ft (11,687 sq meters) of industrial land in Yerucham (the “Premises”). The lien will become effective only if Cannovation utilizes the Credit Facility. If the market value of the Premises is less than the amount outstanding under the Credit Facility, then Lender will be entitled to additional security including additional shares of Citrine Global common stock, on such terms and conditions as the parties may agree. As additional security for any payments due to Lender, (i) the Israeli Subsidiary, (ii) Beezzhome and (iii) Netto Holdings, an unaffiliated entity under the partial control of Ilan Ben Ishay, a director on the board of Cannovation, as well as each of Ms. Elharar Soffer and Mr. Ben Ishay have, in their personal capacities, provided guarantees for the repayment of any amounts that may be owing to Lender under the Credit Facility. The Company, CTGL Citrine Global Israel Ltd. and Cannovation have agreed to indemnify Ms. Elharar Soffer and Mr. Ben Ishay for any losses they incur as a result of the guarantee.

On March 7, 2023, the Company issued to the Lender 2,154,677 shares of the Company’s common stock a commitment fee in respect of the provision of the Credit Facility. The Company determined the value of the shares issued at $82,000 based on the share price at the agreement date of which $17,000 were recorded as finance expenses and the remaining were recorded as pre-paid expenses.

On March 18, 2023, the Company issued to a consultant 1,077,339 shares of the Company’s common stock in respect of the provision of the Credit Facility. The Company determined the value of the shares issued at $41,000 based on the share price at the agreement date of which $9,000 were recorded as finance expenses and the remaining were recorded as pre-paid expenses.

On August 1, 2023, the board of directors of Cannovation, the Company majority owned subsidiary, authorized a draw down under the previously disclosed credit facility with S.R. Accord Ltd. in the approximate amount of approximately $120,000 to be utilized for the company operations

As required under the credit facility, Cannovations’s shareholders gave guarantees and each of Ms. Elharar Soffer, the Company’s CEO and a director, and Ilan Ben Ishay, a director of Cannovation, gave personal guarantees, for the drawdown. In addition, as required under the credit facility, Cannovation granted a security interest on Cannnovation’s rights under the development agreement with the Israel Lands Authority with respect to Cannovations’s facility in Yerucahm, in Southern Israel. As of the date of this report, the draw down request is being processed.

During the period of nine month ended September 30, 2023, Cannovation utilized $172,000 out of the credit line.

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 6 – OTHER EVENTS DURING THE PERIOD (cont.)

B.	On May 25, 2023, the Company issued a consultant 9,000,000 shares of the Company’s common stock in respect of IRPR services. The Company determined the value of the shares issued at $333,000 based on the share price at the agreement date of which $111,000 were recorded as marketing, general and administrative expenses and the remaining were recorded as pre-paid expenses.

 NOTE 7 – RELATED PARTIES

A. Transactions and balances with related parties

	Nine months ended September 30		Three months ended September 30
	2023	2022	2023	2022
	U.S. dollars (in thousands)

Research and development expenses:
Directors compensation and fees to officers	84	81	27	26

General and administrative expenses:
Directors compensation and fees to officers (*)	1,021	791	293	444
(*) Share based compensation	644	349	166	305

Financing expenses (income), net:
Related to convertible loan terms	(282)	(575)	75	(582)

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 7 – RELATED PARTIES (cont.)

B. Balances with related parties:

	As of September 30,	As of December 31,
	2023	2022

Current Liabilities:
Short term loan	-	82
Accounts payable	180	120
Accrued compensation	1,749	1,384
	1,926	1,586
Non-current Liabilities:
Convertible notes	2,020	1,814

C. Additional information:

1.	On January 17, 2023, the Board of Citrine Global, appointed Ms. Ora Elharar Soffer to serve as president of the Company. Ms. Elharar Soffer has been continuously serving as the Company’s Chief Executive Officer since May 7, 2020 and as a Company director since February 21, 2020 and as Chairperson of the Board since March 3, 2020.
2.	On January 17, 2023, the Board of Citrine Global, appointed Ms. Ilanit Halperin to serve as treasurer and secretary of the Company. Ms. Halperin has been continuously serving as the Company’s Chief Financial Officer since May 7, 2020 and as a Company director since February 21, 2020.
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

NOTE 7 – RELATED PARTIES (cont.)

C. Additional information (cont.)

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

NOTE 8 – SUBSEQUENT EVENTS

(i) On November 2, 2023, the Board of Directors the Company determined to seek an agreement with iBOT pursuant to which the Company, would purchase, on an initial basis, a19% equity stake in iBOT with an option to increase the Company’s equity holdings to 51%, on terms and conditions acceptable to the Company and iBOT. It was determined that the offered purchase price would be based on the discounted pre-company valuation of iBOT prepared by an independent third party valuator commissioned by the Company of $10,000,000. It was also determined by the Board that consideration for the initial 19% equity stake would be by way of a share exchange with iBOT and the balance of the consideration wo70,uld be by way of combination of shares and cash as agreed to by the Company and iBOT. It was also agreed that all Company share issuance to iBOT would be calculated a per share price of $0.027, representing then the highest closing price of the Company’s common stock during the preceding 30 day period.

On November 19, 2023, the Company entered into a binding Letter of Intent (LOI) with iBOT pursuant to which, would purchase, on an initial basis, a19% equity stake in iBOT with an option to increase the Company’s equity holdings to 51%, upon the execution of definitive agreements, initially a 19% equity stake in iBOT in consideration of which the Company will issue to iBOT 70,370,370 shares of the Company’s common stock and iBOT will issue such number of iBOT ordinary shares as shall represent 19% of iBOT’s outstanding equity (following such issuance), on a fully diluted basis., Under the LOI, the Company was also granted an option, exercisable through June 30, 2024 and extendable, at the Company’s option, for an additional six months, to increase the Company’s shareholdings in iBOT to a total of 51% of iBOT’s equity, on a fully diluted basis. The consideration for the increased equity position would be paid by a combination of shares and cash, as agreed by the Company and iBOT, provided that such consideration shall include a cash component that will be sufficient to cover iBOT’s operating budget for a 24 month period. iBOT is authorized to determine whether the Company’s exercise of the option, if any, will be through the issuance by iBOT of new shares to the Company or through the purchase by the Company of the requisite number of shares from existing iBOT shareholders.

(ii) On November 19, 2023, the holders of the convertible loans issued under the Loan Agreement which is comprised of Citrine SAL High Tech 7 LP, Citrine SAL Biotech 8 LP, and Citrine SAL Biotech 9 LP (collectively, the “LPs”) entered into a binding LOI pursuant to which the LPs agreed to extend the maturity date of the convertible loans from May 2024 to December 31, 2024 in consideration of Citrine’s undertaking to adjust the terms of the notes consistent with the terms of a subsequent financing that Citrine entered into in March 2023 with the adjusted terms being on terms mutually agreed to by the Company and iBOT. The adjusted terms and conditions relating to the Note shall be memorialized in a written instrument which may include terms and conditions as Citrine Global and the LPs shall agree to.

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

Acquisition of iBOT Israel Botanicals Ltd.

On November 19, 2023, we signed a binding Letter of Intent (LOI) with iBOT Israel Botanicals Ltd. to purchase up to 51% equity interest on a fully diluted basis in iBOT Israel Botanicals Ltd. (iBOT) by initially acquiring 19% and an option to obtain an additional 32% of the equity of iBOT.

iBOT is a revenue-generating nutritional supplements’ company offering products with attractive gross margins in high growth categories. The company is an innovative botanical developer of natural formulations and owns a GMP-certified manufacturing site approved by the Israeli Ministry of Health and the IP and manufacturing know-how of hundreds of nutritional supplements including probiotics, medicinal mushrooms, zinc, magnesium, spirulina, ginkgo biloba, algae, valerian, ashwagandha, and additional plants that contain substances with health-supportive effects. iBOT products arrive in multiple form factors: syrups, tinctures, oils, tablets, powders, capsules, and sachets.

Currently, iBOT generates revenue through a business-to-business (B2B) model, supplying private labels to marketing companies that sell them under their own label in Israel. The company’s growth strategy includes selling products worldwide to major retailers and direct sales of business-to-customer (B2C) online via e-commerce platforms and through retailers and distributors.

Citrine Global acquisition of iBOT is in line with the company’s strategy and an opportunity to accelerate growth through acquisitions of revenue-generating companies and high-growth potential and generating revenue by expanding sales via distribution through a worldwide network of local teams and partners.

4 Research, P., 2022. Nutritional Supplements Market to Hit US$ 624.7 Billion by 2030. [online] GlobeNewswire

Acquisition of MyPlant Bio Ltd.

We purchased a 10% equity interest (on a fully diluted basis) in MyPlant Bio Ltd and Citrine Global has an option to purchase an additional 45% of MyPlant equity by December 31, 2023.

MyPlant Bio Ltd, specializes in botanical drug development and owns certain know-how and intellectual property rights that include a developed platform and cell-disease models to screen plant extracts to understand their biological effect, and has screening platforms using cell line models for certain diseases and conditions to detect effective plant materials and/or other substances for the treatment of these conditions. MyPlant was founded by Cannasoul Analytics, a leading botanical research and development company and Prof. Dedi Meiri from the Faculty of Biology at the Israeli Institute of Technology (Technion) and a member of the Technion Integrated Cancer Center. Citrine Global’s acquisition of MyPlant is in line with the Citrine Global’s strategy to be a leader in wellness and plant-based pharma solutions.

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

Developing & Bringing Plant-Based Wellness & Pharma Products to Market

Our strategy is to add value to our product lines and position our company with a competitive edge in the wellness, nutritional supplements and plant-based pharma markets.

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

Citrine Global acquisition of iBOT is in line with the company’s strategy and an opportunity to accelerate growth through acquisitions of Revenue-Generating companies with fast-growing potential and leveraging the company’s sales in brand building in digital marketing, partnerships with retail and distributions in health and wellness industry.

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

5 Research, P., 2022. Nutritional Supplements Market to Hit US$ 624.7 Billion by 2030. [online] GlobeNewswire

6 Research, P., 2022. Nutritional Supplements Market to Hit US$ 624.7 Billion by 2030. [online] GlobeNewswire

7 Research, I., 2022. Global Superfoods Market Size is Projected to Reach US$ 287.75 Billion by 2027 | [online] GlobeNewswire Newsroom

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

10 U.S. Food and Drug Administration. 2022. Learning about Side Effects

11 P. Zhang, F. Wang, J. Hu, and R. 2013, Exploring the Relationship Between Drug Side-Effects and Therapeutic Indications, PubMed Central, PMCID: PMC3900166; PMID: 24551427

12 P. Zhang, F. Wang, J. Hu, and R. 2013, Exploring the Relationship Between Drug Side-Effects and Therapeutic Indications, PubMed Central, PMCID: PMC3900166; PMID: 24551427

13 Pharmacovigilance Market Size to Reach 12.48 billion in 2027 [online]

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

15 PwC-Startup Nation Central Report Explores Israel’s Multinational Innovation Ecosystem

16 Portfolio of Israeli companies Life science and Clean-tech sectors

Significant Events During the Period

(i) On September 28, 2023, MyPlant and Citrine agreed to extend the duration of option granted by MyPlant to Citrine to increase Citrine’s equity stake in MyPlant to 55% of MyPlant’s equity (on a fully diluted basis) to December 31, 2023. Citrine’s option was originally scheduled to expire on September 30, 2023.

(ii) On November 2, 2023, our Board of Directors determined to seek an agreement with iBOT pursuant to which the Company, would purchase, on an initial basis, a19% equity stake in iBOT with an option to increase the Company’s equity holdings to 51%, on terms and conditions acceptable to the Company and iBOT. It was determined that the offered purchase price would be based on the discounted pre-company valuation of iBOT prepared by an independent third party valuator commissioned by the Company of $10,000,000. It was also determined by the Board that consideration for the initial 19% equity stake would be by way of a share exchange with iBOT and the balance of the consideration would be by way of combination of shares and cash as agreed to by the Company and iBOT. It was also agreed that all Company share issuance to iBOT would be calculated a per share price of $0.027, representing then the highest closing price of the Company’s common stock during the preceding 30 day period.

On November 19, 2023, we entered into a binding Letter of Intent (LOI) with iBOT pursuant to which, upon the execution of definitive agreements, the Company will purchase, initially a 19% equity stake in iBOT in consideration of whichwe will issue to iBOT 70,370,370 shares of the Company’s common stock and iBOT will issue such number of iBOT ordinary shares as shall represent 19% of iBOT’s outstanding equity (following such issuance), on a fully diluted basis. Under the LOI, the Company was also granted an option, exercisable through June 30, 2024 and extendable, at the Company’s option, for an additional six months, to increase the Company’s shareholdings in iBOT to a total of 51% of iBOT’s equity, on a fully diluted basis. The consideration for the increased equity position would be paid by a combination of shares and cash, as agreed by the Company and iBOT, provided that such consideration shall include a cash component that will be sufficient to cover iBOT’s operating budget for a 24 month period. iBOT is authorized to determine whether the Company’s exercise of the option, if any, will be through the issuance by iBOT of new shares to the Company or through the purchase by the Company of the requisite number of shares from existing iBOT shareholders.

(iii) On November 19, 2023, the holders of the convertible loans issued under the Loan that includes Citrine SAL High Tech 7 LP, Citrine SAL Biotech 8 LP, and Citrine SAL Biotech 9 LP (collectively, the “LPs”) entered into a binding ?? LOI pursuant to which the LPs agreed to extend the maturity date of the convertible loans from May 2024 to December 31, 2024 in consideration of Citrine’s undertaking to adjust the terms of the notes consistent with the terms of a subsequent financing that Citrine entered into in March 2023. The adjusted terms and conditions relating to the Note shall be memorialized in a written instrument which may include terms and conditions as Citrine Global and the LPs shall agree to.

Components of Operating Results

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial statements.

Revenues

We have not generated any revenues from product sales as of September 30, 2023.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2023 compared to the Three Months Ended September 30, 2022

The following table presents our results of operations for the three months ended September 30, 2023 and 2022

	Three Months Ended
	September 30
	2023	2022
	US Dollars
Revenues	-	-
Cost of sales	-	-
Gross revenue	-	-
Research and development expenses	(27,000)	(27,000)
Marketing, general and administrative expenses	(497,000)	(565,000)
Operating loss	(524,000)	(592,000)

Income (expenses) related to convertible loan terms	75,000	(582,000)
Other financing expenses, net	328,000	(2,000)
Financing income (expenses), net	403,000	(584,000)

Net loss	(121,000)	(1,176,000)

Revenues. We had no revenues in the three months ended September 30, 2023 and 2022.

Research and Development. Research and development expenses for the three months ended September 30, 2023 and of 2022 were $27,000.

Marketing, general and Administrative Expenses. Marketing, general and administrative expenses consist primarily of professional services, share-based compensation expenses and other non-personnel related expenses such as legal expenses. Marketing, general and administrative expenses for the three months ended September 30, 2023 were $497,000 compared to $565,000 for the three months ended September 30, 2022. The decrease in our marketing, general and administrative expenses is primarily attributable to the decrease in our non-cash share-based compensation expenses somewhat offset by an increase in professional expenses.

Financing Expenses, Net. Financing income, net for the three months ended September 30, 2023 were $423,000 compared to financing expenses, net of $584,000 for the three months ended September 30, 2022. The decrease in financial expense is primarily attributable to decrease in finance expenses related to our convertible loans as well as finance income related to the fair value of the options to purchase MyPlant shares as discussed in note 4 of the financial statements.

Net Loss. Net loss for the three months ended September 30, 2023 was $121,000 and is attributable to the reasons discussed above.

Comparison of the Nine Months Ended September 30, 2023 compared to the Nine Months Ended September 30, 2022

The following table presents our results of operations for the nine months ended September 30, 2023 and 2022

	Nine Months Ended
	September 30
	2023	2022
	US Dollars
Revenues	-	-
Cost of sales	-	-
Gross revenue	-	-
Research and development expenses	(84,000)	(83,000)
Marketing, general and administrative expenses	(1,521,000)	(1,234,000)
Operating loss	(1,605,000)	(1,317,000)

Income (expenses) related to convertible loan terms	(282,000)	(575,000)
Other financing expenses, net	238,000	(19,000)
Financing income (expenses), net	(44,000)	(594,000)

Net loss	(1,649,000)	(1,911,000)

Revenues. We had no revenues in the nine months ended September 30, 2023 and 2022.

Research and Development. Research and development expenses for the nine months ended September 30, 2023 were $84,000 compared to $83,000 for the nine months ended September 30, 2022.

Marketing, general and Administrative Expenses. Marketing, general and administrative expenses consist primarily of professional services, share-based compensation expenses and other non-personnel related expenses such as legal expenses. Marketing, general and administrative expenses for the nine months ended September 30, 2023 were $1,521,000 compared to $1,234,000 for the nine months ended September 30, 2022. The increase in our marketing, general and administrative expenses is primarily attributable to the increase in professional services as well as in our non-cash share-based compensation expenses.

Financing Expenses, Net. Financing expenses, net for the nine months ended September 30, 2023 were $44,000 compared to financing expenses, net of $594,000 for the nine months ended September 30, 2022. The decrease in financial expense is primarily attributable to decrease in finance expenses related to our convertible loans as well as finance income related to the fair value of the options to purchase MyPlant shares as discussed in note 4 of the financial statements.

Net Loss. Net loss for the nine months ended September 30, 2023 was $1,649,000 and is attributable to the reasons discussed above.

Financial Condition, Liquidity and Capital Resources

At September 30, 2023, we had current assets of $400,000 compared to total current assets of $185,000 as of December 31, 2022. The increase is mainly attributed to the increase in other prepaid expenses.

At September 30, 2023, we had a cash balance of $58,000 compared to the cash balance of $77,000 as of December 31, 2022.

At September 30, 2023, we had a working capital deficiency of $2,008,000 as compared with a working capital deficiency of $1,620,000 at December 31, 2022.

The following table provides a summary of operating, investing, and financing cash flows for the nine months ended September 30, 2023 and 2022, respectively (in US Dollars):

	Nine Months Ended
	September 30, 2023	September 30 2022
Net cash used in operating activities	(148)	(442)
Net cash used in investment activities	-	(4)
Net cash provided by Financing Activities	130	360

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

On August 1, 2023, the board of directors of Cannovation, the Company majority owned subsidiary, authorized a draw down under the previously disclosed credit facility with S.R. Accord Ltd. in the approximate amount of approximately $120,000 to be utilized for the company operations. As required under the credit facility, Cannovations’s shareholders gave guarantees and each of Ms. Elharar Soffer, the Company’s CEO and a director, and Ilan Ben Ishay, a director of Cannovation, gave personal guarantees, for the drawdown. In addition, as required under the credit facility, Cannovation granted a security interest on Cannnovation’s rights under the development agreement with the Israel Lands Authority with respect to land in Yerucahm, in Southern Israel. As of the date of this report, the draw down request is being processed

On January 29, 2023, the holders of the convertible loans issued under the Convertible Loan Agreement agreed to extend to May 31, 2024 the maturity date thereof of such loans and further agreed that upon a public offering of our securities, our management is authorized to effect in connection with a listing of the Company’s stock on a U.S. National Securities Exchange, at our sole discretion, a conversion into shares of our common stock of all or part of such outstanding loans at a rate equal to the public offering price of the common stock under any such offering

On November 19, 2023, the holders of the convertible loans issued under the Loan Agreement which is comprised of Citrine High Tech 7 LP, Citrine 8 LP, and Citrine 9 LP (collectively, the “LPs”) entered into a binding LOI pursuant to which the LPs agreed to extend the maturity date of the convertible loans from May 2024 to December 31, 2024 in consideration of Citrine’s undertaking to adjust the terms of the notes consistent with the terms of a subsequent financing that Citrine entered into in March 2023. The adjusted terms and conditions relating to the Note shall be memorialized in a written instrument which may include terms and conditions as Citrine Global and the LPs shall agree to.

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

Based on the Company’s evaluation of the effectiveness of its disclosure controls and procedures as of September 30, 2023, the Company’s principal executive officer and the Company’s principal financial officer concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2023, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

CITRINE GLOBAL, CORP

(Registrant)

By:	/s/ Ora Elharar Soffer	By:	/s/ Ilanit Halperin
	Ora Elharar Soffer		Ilanit Halperin
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date:	November 20, 2023	Date:	November 20, 2023

