Form 10-K
period 2023-12-31
CITRINE GLOBAL, CORP.
filed 2025-09-03
CIK 1498067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 000-55680

CITRINE GLOBAL, CORP.
(Exact Name of Registrant as Specified In Its Charter)

Delaware	68-0080601
(State of Incorporation)	(I.R.S. Employer Identification No.)

5 Golden Beach Caesarea Israel	3088900,
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: +97298851422

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	CTGL	OTC

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive- based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☒ No

On December 31st, 2023, the registrant had 973,704,039 shares of common stock outstanding; and 1,234,185,009 as of September 3, 2025.

CITRINE GLOBAL CORP

2023 FORM 10-K ANNUAL REPORT

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

Overview

Management Update and Business Review

The Company’s entire executive leadership, strategic management, and core operations are based in Israel, operating through its wholly owned subsidiary CTGL Citrine Global Israel Ltd. and its majority-owned subsidiary Cannovation Center Israel Ltd.

On October 7, 2023, a large-scale war broke out in Israel, resulting in a sustained period of national crisis. The war caused widespread uncertainty and instability in the country, disrupted the Israeli economy, and affected the Company’s operations. During 2024, the Company continues to experience significant disruptions as a result of this ongoing conflict. The Company has focused on carefully monitoring the situation, reviewing its financial position, and evaluating the status of its assets and holdings in light of the challenging environment.

Management is actively assessing the potential impacts of the war on the Company’s operations, investments, and liquidity. This includes analyzing risks to ongoing activities, ensuring the stability of existing assets, and preparing for different scenarios that may arise depending on the duration and intensity of the conflict. The Company has also pursued planned business initiatives, including efforts to expand international sales channels with a particular focus on the U.S. market, although execution has been impacted by the challenging environment.

Description of our Business:

The Company holds the following equity interests and real property assets:

➢	Equity Interest – 100% in CTGL Citrine Global Israel Ltd.

The Company holds 100% of the equity in CTGL Citrine Global Israel Ltd.

➢	Equity Interest – 60% in Cannovation Center Israel Ltd. (subsequently renamed SkyTech Orion Ltd.)
Through its wholly owned subsidiary, CTGL Citrine Global Israel Ltd., the Company holds a 60% equity interest in Cannovation Center Israel Ltd. (now operating as SkyTech Orion Ltd.).

➢	Real Property Asset – Land in Yerucham, Israel (11,687 sqm / 125,000 sq. ft.)
In February 2022, Cannovation Center Israel Ltd. acquired approximately 11,687 square meters of industrial land in Yerucham, southern Israel, under a Development Agreement with the Israel Lands Authority (“ILA”). The agreement requires development within four years (with possible extensions subject to ILA approval). Upon completion, the Company will be granted a 49-year renewable lease, considered equivalent to ownership rights under Israeli public land law. The property is designated for the establishment of an Operational Innovation Center.

➢	Equity Interest – 19% in iBOT Israel Botanicals Ltd.
The Company holds a 19% equity interest in iBOT, a GMP-certified facility approved by the Israeli Ministry of Health, focused on nutritional supplements and wellness products.

➢	Equity Interest – 10% in MyPlant Bio Ltd. The Company holds a 10% equity interest in MyPlant Bio Ltd., a company specializing in botanical science and plant-based innovation.

➢	Operational Innovation Centers’ Platform

The Company has a proprietary Operational Innovation Centers’ Platform/ This modular and scalable infrastructure model supports the Company’s business growth by enabling the delivery of end-to-end solutions across its areas of activity, including product development, production, and commercialization. The platform is operated through the Company’s Israeli subsidiary, with the goal of establishing specialized innovation centers that support both internal operations and external strategic collaborations.

Each innovation center functions as an integrated operational ecosystem offering a wide range of core capabilities, including:

●	Research and development
●	Manufacturing and product infrastructure
●	Quality assurance and testing
●	Import/export and logistics support
●	Distribution and go-to-market operations
●	Services for both the Company’s proprietary product lines and third-party clients

The platform is a high-tech and biotech operational infrastructure, targeting key sectors that require advanced production facilities, innovation, and growth-oriented ecosystems, and represents a unique business model designed to realize its full potential and support global growth and expansion.

➢	Other Assets
The Company may also hold additional assets and equity interests reflected in its consolidated financial statements, including intangible assets such as intellectual property, goodwill, and proprietary technologies, as well as products developed for commercialization.

Business Overview

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

We have plant-based formulations and product lines targeting the nutritional supplements market that is expected to reach $625 billion by 20301.

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

Strategic Alliance and Investment in iBOT Israel Botanicals Ltd.

We have a strategic alliance and manufacturing agreement with iBOT Israel Botanicals Ltd., an affiliated company and GMP-certified manufacturing facility approved by the Israeli Ministry of Health. Together, we are developing and manufacturing our nutritional supplement product lines.

On December 31, 2023, we acquired a 19% equity stake in iBOT on a fully diluted basis, in exchange for 70,370,370 shares of our common stock at a price of $0.027 per share, reflecting a $10 million valuation based on an independent third-party report.

We also received an option, exercisable through June 30, 2024, to increase our holdings to 51%, with additional consideration in shares (at $0.027 per share) and cash to fund iBOT’s 24-month operating budget.

Alliance and Investment in MyPlant Bio Ltd

We hold a 10% equity interest in MyPlant Bio Ltd - MyPlant Bio Ltd., a botanical drug discovery company using advanced plant screening technologies co-founded by leading Israeli researchers. MyPlant Bio Ltd. specializes in botanical drug development and owns certain know-how and intellectual property rights that include a developed platform and cell-disease models to screen plant extracts to understand their biological effect and has screening platforms using cell line models for certain diseases and conditions to detect effective plant materials and/or other substances for the treatment of these conditions. MyPlant was founded by Cannasoul Analytics, a leading botanical research and development company and Prof. Dedi Meiri from the Faculty of Biology at the Israeli Institute of Technology (Technion) and a member of the Technion Integrated Cancer Center. Citrine Global’s acquisition of MyPlant is in line with Citrine Global’s strategy to be a leader in plant-based wellness and pharma solutions.

1 Research, P., 2022. Nutritional Supplements Market to Hit US$ 624.7 Billion by 2030. [online] GlobeNewswire

We have formulations that include wellness plant-based products and nutritional supplements for improving quality of life and complementary products for balancing selected side effects caused by medicines, treatments, or an unbalanced lifestyle. We position our product lines to capture market share in the nutritional supplements market that is expected to reach $625 billion by 20302.

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

The product lines include the following categories:

1. The Oral Cavity Care Family Line

The Oral Cavity Care Product Family Line targets to balance oral cavity dryness side effects. The Oral Cavity Care Family Line includes the SmokLy TM and DryLess TM series of sprays for the oral cavity targeting to balance the dry mouth side effect (xerostomia) that may result from using medicines, smoking or treatments.

Benefits of the Oral Cavity Care Product series:

●	The SmokLyTM line of sprays targeting the market of tobacco smokers.
●	The DryLessTM line of sprays targeting adult population experiencing constant dry mouth and certain cancer treatment patients that experience constant dry mouth as part of their cancer treatment regimen
●	The products contain plant extracts distilled from seeds, roots, bark, fruits with active anti-inflammatory substances that encourage saliva production, taste and can promote saliva production and moisture in the oral cavity.
●	Convenient to use by spraying into the oral cavity
●	The products come in 7 different flavors: lemon, strawberry, passion fruit, aniseed, mango, maple and mint

Oral Cavity Dry-Mouth -Side-Effect

Research shows that the overall estimated prevalence of dry mouth is over one in four people in the general population with higher prevalence rates observed in studies conducted with elderly people demonstrating that oral cavity-related symptoms are linked to different factors, such as using medicines, treatments, aging, an unbalanced or unhealthy lifestyle, various chronic diseases, psychological reasons, stress, and more3.

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

The Dry Mouth Treatment Market is expected to reach $1.81 billion by 20324.

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

The products contain dry form, concentrated powders and extracts of mushrooms and herbals researched and found to benefit headaches, changes in blood pressure, anxiety, fatigue, and sleep disorders. We are harnessing the power of medicinal mushrooms to restore nutritional balance and strengthen the immune system and other body systems.

2 Research, P., 2022. Nutritional Supplements Market to Hit US$ 624.7 Billion by 2030. [online] GlobeNewswire

3 American Dental Association (ADA) Science & Research Institute, LLC Oral Health Topic: Xerostomia, Department of Scientific Information, Evidence Synthesis & Translation Research. Feb 2021

4 Dry Mouth Treatment Market Outlook (2022-2032), Persistence Market Research, 2021

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

5. The Personal Protection & Health Supportive Family Line:

Personal Protection Family Line targets to support various chronic and other health conditions and prevent contagion with viruses and bacteria. The Personal Protection & Health Supportive Family Line contains research-based balanced combinations of plants, vitamins and minerals composed in an herbalist method, which together form a shell that supports the proper functioning of many body systems, giving an incentive to the immune system and preventing contagion with viruses and bacteria. In the current reality of pandemics, , and the widespread use of medicines and treatments we believe it is important to balance and nurture different body systems and to strengthen the immune system.

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

IP and R&D Roadmap

Our IP strategy and R&D roadmap include developing plant-based wellness and pharma solutions, building our patent portfolio, conducting clinical trials, advancing products through regulatory approvals, and bringing innovative products to market.

The research and development program includes:

●	Developing wellness plant-based product portfolio across the range from scientific and research-based plants, such as herbal extracts, medicinal mushrooms, and other natural ingredients
●	Expanding our product lines and registering the products for worldwide regulatory approvals.
●	Building clinical trials program & portfolio
●	Registering products for regulatory approval
●	Building the infrastructure for production and innovation centers to leverage developing and manufacturing wellness to pharma plant-based products

Strategic Operational Innovation Centers Platform

As part of our long-term strategic infrastructure plan, we have developed a proprietary Platform of Operational Innovation Centers through our subsidiary, Cannovation Center Israel Ltd., to support the company’s core operations, scalable growth, and expansion into highly regulated and technology-intensive sectors.

These centers are designed as industry-specific operational ecosystems that provide end-to-end infrastructure for research and development, certified manufacturing, quality assurance, regulatory compliance, logistics, import/export, and commercialization.

 The platform targets key sectors such as wellness, plant-based pharma, biotech, defense, and Foodtech, and supports the company activities and growth strategy.

Development of the platform including participation in national programs that promote industrial development and innovation enabling access to government incentives such as land grants, construction subsidies, and tax benefit

As part of our strategic focus on the botanical wellness and pharma sector, we plan to establish Green Vision Center as Operational Innovation Center within our platform.

The center is planned to be built in Yerucham, Israel, and will serve as a dedicated hub for the development, manufacturing, and global commercialization of plant-based wellness and pharma products.

We have secured a government-supported land grant for approximately 11,687 square meters (about 125,000 square feet) of industrial land in Yerucham, a city in southern Israel, with about 90% of the acquisition cost subsidized through Israel national programs that promote industrial development.

As part of the initial construction phase, we plan to build a facility of approximately 5,000–square meters, which will include:

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

Our Business Model for the Center includes:

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

We chose to focus on Israel for the following reasons:

●	Israel is well positioned as a leader in technology with a critical mass of technology companies, researchers, and scientists.
●	Our headquarters, our executives and strategic partners are based in Israel, where we have been operating for years and have a strong network with Israeli companies, universities, labs, entrepreneurs, and businesses.
●	Israel is considered a pharma powerhouse and a world leader in clinical trials due to its advanced regulatory environment and local experience.

●	The Israeli government views and supports technological innovation a major growth engine for the Israeli economy and supports it. The government support includes grants for the purchase of equipment, tax incentives, incentives for employing workers, and other benefits as part of a program of the Israeli government to encourages industrial development and benefits for the city of Yerucham.
●	We acquired land in the south of Israel, backed by government support, to build our operational innovation center dedicated to wellness and pharma technologies.

On October 7, 2023, a large-scale war broke out in Israel, resulting in a sustained period of national crisis. The war caused widespread uncertainty and instability in the country, disrupted the Israeli economy, and affected the Company’s operations, During the first quarter of 2024, the Company continues to experience significant disruptions as a result of this ongoing conflict. The Company has focused on carefully monitoring the situation, reviewing its financial position, and evaluating the status of its assets and holdings in light of the challenging environment.

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

Our strategy includes various business models that are intended to bring new products to market leveraging, and thereby, maximizing the company’s value, building the company’s intellectual property and growth strategy that includes mergers & acquisitions of technology and distribution companies.

Go to Market Strategy and Prospective Revenue Sources

The plant-based wellness & pharma market is booming, with health-conscious consumers spending more on natural products ranging from nutraceuticals, natural superfoods, beverages, and cosmetics to the evolving market of botanical and plant-derived drugs.

●	The nutritional supplements market is expected to reach USD 624.7 billion by 2030[5].
●	The superfoods market is expected to reach USD 287.7 billion by 2027[6].
●	The botanical and plant-derived drug market is expected to reach USD 53 billion by 2026[7].
●	The natural cosmetics market is expected to reach USD 24.8 billion by 2027[8].

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

Competition

The global health and wellness market is expected to reach USD 7.6 trillion by 20309 and is very crowded and competitive. Many companies, from startups to corporate giants, operate in these spaces.

Plant-based wellness sector: Nutritional supplements

The Nutritional supplements and OTC wellness products markets are growing thanks to increased attention to natural products, health and prevention by the consumers and increased health care costs and search for alternatives to cure specific problems.

Some of the key players in this market are Herbalife Nutrition Ltd., Amway Corp., Abbott, Arkopharma, Bayer AG, Glanbia PLC, Pfizer Inc., ADM, and Ayanda10.

5 Research, P., 2022. Nutritional Supplements Market to Hit US$ 624.7 Billion by 2030. [online] GlobeNewswire]

6 Research, I., 2022. Global Superfoods Market Size is Projected To Reach US$ 287.75 Billion by 2027 | [online] GlobeNewswire Newsroom

7 2018-2026, G. and 2018-2026, G., 2022. Botanical and Plant Derivative Drug Market - Global Forecast 2018-2026. [online]

8 Fortune Business Insights, The global vegan cosmetics market is projected to grow to $24.79 billion in 2028 Report ID FBI106594

9 Research, P., 2022. Health and Wellness Market Size to Hit USD 7,656.7 Bn by 2030. [online] GlobeNewswire News Room.

10 MarketView Research: Dietary Supplements Market Size, Share & Trends Analysis Report, 2022 - 2030

We have differentiated ourselves through our end-to-end strategy of bringing to market innovative plant-based wellness and pharma products covering the whole spectrum from research, product development, building infrastructure, manufacturing, and marketing. We built the following strategy and unique business model that can support our ability to remain competitive:

We are leveraging technology and research and focus on developing plant-based wellness and pharma solutions to improve quality of life and complementary products for balancing selected side effects caused by medicines and treatments, aging, stress, and an unbalanced lifestyle

We have the ability to develop innovative products and solutions that meet customer and market needs

●	Strategic Investments in Innovation Partners - As part of our long-term vision, we invest in companies that bring complementary capabilities to our platform and help accelerate product development and market reach.
●	We hold a 19% equity stake in iBOT Israel Botanicals Ltd., a GMP-certified facility approved by the Israeli Ministry of Health, with whom we collaborate on the development and manufacturing of nutritional supplement lines.
●	We hold a 10% equity stake in MyPlant Bio Ltd., a company specializing in cannabinoid-based science and plant-derived pharma applications, with a strong research base and pipeline of advanced botanical formulations.
●	Our Platform of Operational Innovation Centers - To support scalable and compliant growth across highly regulated industries, we are developing a platform of Operational Innovation Centers. These centers provide infrastructure, regulatory support, manufacturing, QA, logistics, import/export, and commercialization services tailored to industry-specific needs.

The Health & Wellness Industries Global Market Size and Potential:

The global health and wellness market is expected to reach USD 7.6 trillion by 2030, growing at a CAGR of 5.5% from 2021 to 2030. The hectic, unbalanced lifestyle has resulted in the prevalence of lack of proper diet and sleep, stress, depression, anxiety, cancer, diabetes, and various other health related issues. Lack of proper diet has resulted in the reduced intake of essential nutrients and minerals required for the healthy and active functioning of the human body. Precedence research identifies growth opportunities to the health and wellness market players across the globe in the adoption of smart technologies and innovative ways in manufacturing various health and wellness products, nutritional supplements, healthy snacks and beverages, the growing biopharmaceutical industry and development of botanical drugs11.

The Plant-Based Global Market Size and Potential:

The plant-based products market is booming with health-conscious consumers spending more on natural products, ranging from nutraceuticals, natural superfoods, beverages, cosmetics and the evolving market for botanical and plant-derived drugs.

The Global Nutritional Supplements Market12

The global nutritional supplements market is expected to reach USD 624.7 billion by 2030 and is expanding growth at a CAGR of 7.1% over the forecast period 2021 to 2030 with plant-based supplements containing natural ingredients and extracts of plants and mushrooms that have a beneficial biological effect. The global superfoods market is expected to reach USD 214.95 billion by 2027 with superfoods being foods that have a very high nutritional density. This means they provide a substantial amount of nutrients and very few calories. They contain a high volume of minerals, vitamins, and antioxidants.

Growth in the nutritional supplements’ market is driven by growing awareness of health and safety in the traditional pharma, food, and beverage industries as well as higher healthcare costs. Authentic consumption has become a major food and beverage trend as consumers increasingly seek natural ingredients. Products such as ginseng, echinacea, ginkgo biloba, and garlic, the top selling botanical products, are considered natural remedies for inflammation and infections. This is also driving growth of vitamins and minerals and moving towards natural colorant-based plant juice products, since they provide better and long-lasting protection from viruses and bacteria. In addition, botanicals and nutritional supplements are widely used by people who suffer from diseases related to weight management, clinical nutrition, digestive health (gut health problems), immunity, diabetes, and cardio fitness, either as treatment or prevention13.

11 Research, P., 2022. Health and Wellness Market Size to Hit USD 7,656.7 Bn by 2030. [online] GlobeNewswire News Room

12 Research, P., 2022. Nutritional Supplements Market to Hit US$ 624.7 Billion by 2030. [online] GlobeNewswire

13 PwC “Vitamins and Dietary Supplements Market Overview Report, https://www.pwc.com/it/it/publications/assets/docs/Vitamins-Dietary-Supplements-Market-Overview.pdf

We believe that the market demand for Nutritional Supplements is driven by:

●	Increasing attention to health and prevention by the consumers
●	Greater customization of needs for different segments of the population
●	Increased health care costs and search for alternatives to cure specific problems
●	The growth in demand for supplements is mainly driven by probiotic supplements, Fatty Acids (i.e. fish oils) and protein supplements
●	Herbal/Botanical Supplements usage has emerged as a popular complementary and alternative medicine or supplement to modern medicine
●	Rising consumer awareness regarding the severity of digestive disorders stimulate the growth of the Enzymes segment.

The Botanical and Plant-derived Drug Market14

The global botanical and plant-derivative drug market is anticipated to grow to $53 billion by 2026 driven by growing applications in diseases, technological developments in manufacturing processes and a growing focus and demand for naturally sourced medicines.

Botanical drugs are derived from natural sources, plants and mushrooms, and are considered to have fewer side-effects as compared to synthetic drugs while showing high efficacy in helping to treat different medical conditions and chronic diseases.

The important driver for growth in the global botanical and plant-derivative drug market is its growing applications in diseases. Botanical drugs are derivative of medicinal plants and may contain algae and vegetable substances, along with macroscopic fungi. These may assist in the treatment of various diseases, such as central nervous system disorders, infectious diseases, cardiovascular diseases, and respiratory diseases. Botanical and plant derivative drugs are available in various forms, such as pills, tablets, and injections.

The Botanical and plant-derivative drug market is primarily driven by the following factors

●	Growing applications in diseases
●	Growing FDA approvals
●	Technological development in the manufacturing process
●	Rising demand for traditional medicines
●	Growing focus on natural source medicines

The Global Natural Cosmetics Market15

The global natural cosmetics market is projected to reach USD 24.86 billion by 2028 driven mainly by increasing demand for harmful chemical-free cosmetics, rising awareness against the use of animal derivatives and growing social media movements endorsing naturally derived products.

The cosmetic and personal care segment of botanicals is also on the rise with companies increasingly discovering novel herbal ingredients as consumers are seeking more natural products with ingredients that are of plant origin: extracts or oils obtained from raw plant materials. Natural cosmetics are cosmetics that have ingredients of plant origin. The absence of chemical compounds and animal-by products are specifically suited to sensitive skin people. The natural cosmetic products are biodegradable and environmentally friendly. Many companies in the field focus on the production of natural cosmetics that are cruelty-free as these products have increasing demand.

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

14 2018-2026, G. and 2018-2026, G., 2022. Botanical and Plant Derivative Drug Market - Global Forecast 2018-2026. [online] Inkwood Research

15 Fortune Business Insights, the global vegan cosmetics market is projected to grow to $24.79 billion in 2028 Report ID FBI106594 [online]

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

Regulatory Environment for the Products16

While the number of people using nutritional supplements and herbal medicine products continues to increase in many countries, the regulations for these products vary by territory. In some countries supplement use is limited to general health and well-being while in other countries they are permitted for use as medicinal products. To date, there is little consensus from country to country on the scope, requirements, definition, or even the terminology in which the nutritional supplement and herbal medicines categories could be classified.

Our products are regulated in Israel as nutritional supplements and meet all regulatory compliance requirements for nutritional supplements in Israel. iBOT Israel Botanicals, our manufacturing facility for our products, is approved by the Israeli Ministry of Health and is GMP-certified.

Good Manufacturing Practice (GMP) is a system for ensuring that products are consistently produced and controlled according to quality standards. GMP covers all aspects of production from the starting materials, premises, and equipment to the training and personal hygiene of staff. Detailed written procedures are essential for each process that could affect the quality of the finished product. There must be systems to provide documented proof that correct procedures are consistently followed at each step in the manufacturing process - every time a product is manufactured. The National Food Service (NFS) is the regulatory body at the Israeli Ministry of Health, that is responsible for food and nutritional supplements approval. The NFS strictly examines the safety and quality of each nutritional supplement product that is about to be registered and marketed in Israel.

We currently expect to launch our products in the US in the first half of 2024. We will obtain all relevant regulatory approvals for the products before launching them in other territories

As of this time, the current war in Gaza has significantly affected the Israeli economy, which has directly impacted our ability to launch our products in the US at this time. We shall revise and disclose our business plans in the future given the local situation on the ground.

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

Regulatory Compliance for Cannovation Israel Center

We acquired 125,000 sq ft (11,687 sqm), or approximately three acres, of industrial land in the south of Israel upon which a 65,000 sq. ft. (~5,800 sqm) facility will be built composed of manufacturing plants, laboratories, logistics, import and export, offices, training, conference center, and an international visitor complex. The center will be constructed by a real estate professional project construction company and regulatory consultants in the relevant fields are now being vetted for the required authorizations.

Properties

The address of our primary executive office is 5 Golden Beach, Caesarea Israel, zip 3088900. Our website address is www.citrine-global.com.

Through our subsidiary Cannovation Israel Center, in February of 2022, we completed the acquisition of 125,000 sq ft (11,687 sq meters), or approximately three acres, of industrial land in Yerucham, a city in southern Israel, to build the Green Vision Center Israel with Israeli government’s support. Under the Development Agreement entered into with the Israel Lands Authority (“ILA”), Cannovation Ltd. will build and develop the Green Vision Center in accordance with by the time frames, terms and conditions of the agreement. Typically, the initial time frame for completing the development is four (4) years, subject to extensions that the ILA may approve. Upon completion of the development within the time frames and other requirements specified in the Development Agreement, then Cannovation Ltd. will be entitled subject to Israeli law to long term lease agreement (49 years) to the land (equivalent to ownership rights as most of the land in Israel is government owned and when marketed usually the developers are granted with development/long lease rights). Our subsidiary, Cannovation Ltd., holds title to the land under the Development Agreement. As part of our strategic focus on the botanical wellness and pharma sector, we plan to establish an Operational Production and Innovation Center dedicated to the development, manufacturing, and commercialization of plant-based wellness and pharma products.

16 ISPE organization, Regulatory-Resources – GMP; Israeli Ministry of Health, National Food Services Department Website (NFS)

Employees/Consultants

We currently engage 18 consultants, including our officers, on a part- time basis, working in various fields of management, research and development, product management, marketing and regulatory advice. Most of our activities are done with external consultants and professional companies that provide us the required services.

Legal Proceedings

As of the date of this filing, the Company is not aware of any legal proceedings involving the company and/or its subsidiaries. An issue involving a former consultant of our subsidiary, Cannovation Center Israel Ltd., relating to management fees and compensation for the notice period, has been fully resolved through a binding Settlement Agreement.

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

If we are unable to successfully commercialize our products or if revenue from any of our products that receives marketing approval is insufficient, we will not achieve profitability. Furthermore, even if we successfully commercialize our products, our planned investments may not result in increased revenue or growth of our business. We may not be able to generate net revenues sufficiently to offset our expected cost increases and planned investments in our business. As a result, we may incur significant losses for the foreseeable future and may not be able to achieve and sustain profitability. If we fail to achieve and sustain profitability, then we may not be able to achieve our business plan, fund our business or continue as a going concern.

Currency exchange rate fluctuations affect our results of operations, as reported in our financial statements.

We incur expenses in U.S. Dollars and in NIS, but our functional currency is the U.S. dollar. However, a significant portion of our headcount-related expenses, consisting principally of personnel expenses as well as R&D consulting services, leases and certain other operating expenses, are denominated in NIS. This foreign currency exposure gives rise to market risk associated with exchange rate movements of the U.S. dollar against the NIS. Furthermore, we anticipate that a material portion of our expenses will continue to be denominated in NIS.

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

Competition for such personnel is intense, and there can be no assurance that we will be successful in identifying, attracting, hiring, training, and retaining such personnel in the future. If we are unable to hire, assimilate and retain qualified personnel in the future, our business, operating results, and financial condition could be materially adversely affected. We may also depend on third party contractors and other partners to assist with the execution of our business plan. There can be no assurance that we will be successful in either attracting and retaining qualified personnel or creating arrangements with such third parties. The failure to succeed in these endeavors would have a material adverse effect on our ability to consummate our business plans.

Failure in the Company’s information technology systems, including cybersecurity attacks or other data security incidents, could significantly disrupt its operations.

Our operations depend, in part, on the continued performance of our information technology systems. Our information technology systems are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptions. Failure of our information technology systems could adversely affect our business, profitability, and financial condition. Although we have information technology security systems, a successful cybersecurity attack or other data security incident could result in the misappropriation and/or loss of confidential or personal information, create system interruptions, or deploy malicious software that attacks our systems. It is possible that we do not notice a cybersecurity attack for some period. The occurrence of a cybersecurity attack or incident could result in business interruptions from the disruption of the Company’s information technology systems, or negative publicity resulting in reputational damage with its shareholders and other stakeholders and/or increased costs to prevent, respond to or mitigate cybersecurity events. In addition, the unauthorized dissemination of sensitive personal information or proprietary or confidential information could expose the Company or other third parties to regulatory fines or penalties, litigation, and potential liability, or otherwise harm its business.

We may grow through mergers or acquisitions, which strategy may not be successful or, if successful, may produce risks in successfully integrating and managing the merged companies or acquisition and may dilute our stockholders.

As part of our growth strategy, we may pursue mergers and acquisitions of entities and/or assets that we believe will have synergistic and/or other value to us. We currently have no agreements or understanding to merge with or acquire any entity and/or assets, and may not find suitable merger or acquisition opportunities. Mergers and acquisitions involve numerous risks, any of which could harm our business, including, without limitation:

● difficulties in integrating the operations, technologies, existing contracts, accounting processes and personnel of the target and realizing the anticipated synergies of the combined businesses.

● difficulties in supporting and transitioning customers of the target company.

● diversion of financial and management resources from existing operations.

● the price we pay or other resources that we devote may exceed the value we realize, or the value we could have realized if we had allocated the purchase price or other resources to another opportunity.

● entering new markets or areas in which we have limited or no experience.

● potential loss of key associates and customers from either our business or the target’s business.

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

We may be subject to product liability claims which may have a material adverse effect on our business

Through our subsidiary Cannovation Center Israel, we developed product line containing natural and herbal formulas based on researched and science-based plants, herbal extracts, mushrooms and other natural ingredients. The product lines are manufactured in Israel in iBOT Israel Botanicals Ltd, iBOT being a related party with which we have manufacturing and strategic cooperation agreements, under a GMP-certified manufacturing facility approved by the Israeli Ministry of Health. In the future we plan to develop additional products which may be subject to different regulations for manufacturing, depending on country and product. As these products are designed to be ingested by humans, we face an inherent risk of exposure to product liability claims, regulatory action and litigation if our products are alleged to have caused significant loss or injury. A product liability claim or regulatory action against us could result in increased costs, could adversely affect our reputation with our clients and consumers generally, and could have a material adverse effect on the business, financial condition and operating results of the Company. There can be no assurances that we will be able to obtain or maintain product liability insurance on acceptable terms or with adequate coverage against potential liabilities. The inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of products.

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

In addition, the Company may also become involved in other transactions which conflict with the interests of certain directors and the officers who may from time-to-time deal with people, firms, institutions or companies with which the Company may be dealing, or which may be seeking investments similar to those desired by it. The interests of these people could conflict with those of the Company. In addition, from time to time, these people may be competing with the Company for available investment opportunities. Conflicts of interest, if any, will be subject to the procedures and remedies provided under applicable laws. In particular, in the event that such a conflict of interest arises at a meeting of the Company’s directors, a director who has such a conflict will abstain from voting for or against the approval of such participation or such terms. In accordance with applicable laws, the directors of the Company are required to act honestly, in good faith and in the best interests of the Company.

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

We have insurance to protect our assets, operations and employees. While we believe our insurance coverage addresses all material risks to which we may be exposed and is adequate and customary in our current state of operations, such insurance is subject to coverage limits and exclusions and may not be available for the risks and hazards to which the Company is exposed. In addition, no assurance can be given that such insurance will be adequate to cover the Company’s liabilities or will be generally available in the future or, if available, that premiums will be commercially justifiable. If the Company were to incur substantial liability and such damages were not covered by insurance or were in excess of policy limits, or if the Company were to incur such liability at a time when it is not able to obtain liability insurance, its business, results of operations and financial condition could be materially adversely affected.

Research and development and product obsolescence may impair our ability to compete in our target market.

Rapidly changing markets, technology, emerging industry standards and frequent introduction of new products characterize our business. The introduction of new products, embodying new technologies, including new manufacturing processes, and the emergence of new industry standards may render our planned product offerings obsolete, less competitive or less marketable. The process of developing our planned products is complex and requires significant continuing costs, development efforts and third-party commitments The Company’s failure to develop new technologies and products and the obsolescence of existing technologies could adversely affect our business, financial condition and operating results. The Company’s success will depend, in part, on its ability to continue to enhance its existing technologies, develop new technology that addresses the increasing sophistication and varied needs of the market, and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. The development of the Company’s proprietary technology entails significant technical and business risks. The Company may not be successful in using its new technologies or exploiting its niche markets effectively or adapting its businesses to evolving customer or medical requirements or preferences or emerging industry standards.

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

We will be subject to regulation of plant-based nutritional supplements, botanicals, cosmetics and pharmaceuticals.

Our products, solutions and Green Vision Center activities are subject to rules and regulations pertaining to plant-based nutritional supplements, botanicals, cosmetics, and pharmaceuticals, as applicable. The company cannot predict the time required to secure all appropriate regulatory approvals or the extent of testing and documentation that may be required by government authorities. Any delays in obtaining, or failure to obtain, regulatory approvals would significantly delay the development of markets and products and could have a material adverse effect on the business, results of operations and financial condition of the Company.

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

There is often litigation between competing companies relying on their respective technologies based on allegations of infringement or other violations of intellectual property rights. Our future success depends, in part, on not infringing the intellectual property rights of others. We may be unaware of the intellectual property rights of others that may cover some or all of our technology. Any such claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering some portion of our products, or require that we comply with other unfavorable terms. We may also be obliged to indemnify our customers or channel partners in connection with any such litigation and to obtain licenses or modify our products, which could further exhaust our resources. Patent infringement, trademark infringement, trade secret misappropriation and other intellectual property claims and proceedings brought against us, whether successful or not, could harm our brand, business, results of operations and financial condition. Litigation is inherently uncertain, and any judgment or injunctive relief entered against us or any adverse settlement could negatively affect our business, results of operations and financial condition. In addition, litigation can involve significant management time and attention and be expensive, regardless of the outcome. During the course of litigation, there may be announcements of the results of hearings and motions and other interim developments related to the litigation. If securities analysts or investors regard these announcements as negative, the trading price of our common stock may decline.

We may become involved in lawsuits to protect or enforce our patents, which could be expensive, time-consuming and unsuccessful.

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

Risks Relating to Our Israel Operations

Our company is headquartered in Israel and, therefore, our results may be adversely affected by economic restrictions imposed on, and political and current military events.

The Company’s entire executive leadership, strategic management, and core operations are based in Israel, operating through its wholly owned subsidiary CTGL Citrine Global Israel Ltd. and its majority-owned subsidiary Cannovation Center Israel Ltd.

On October 7, 2023, a large-scale war broke out in Israel, resulting in a sustained period of national crisis. The war caused widespread uncertainty and instability in the country, disrupted the Israeli economy, and affected the Company’s operations The ongoing war in Israel, which began in October 2023, has created a complex and volatile geopolitical and security environment. This conflict involving sustained hostilities in multiple regions, including the southern and northern borders poses several risks to the Company’s current and planned operations in Israel, including:

● Operational Disruption: Armed conflict and heightened security measures may disrupt infrastructure, workforce availability, and supply chains, particularly in areas where the Company’s facilities or partners operate.

● Construction and Project Delays: The Company is in the process of establishing an advanced manufacturing and innovation center in southern Israel. Ongoing hostilities and regional instability may result in delays in construction timelines, regulatory approvals, and deployment of key resources.

● Insurance, Costs, and Logistics: Heightened risk may result in increased insurance premiums, higher costs for security and logistics, and limited access to certain suppliers or service providers operating in affected regions.

● Physical Security and Force Majeure: Prolonged conflict increases the risk of damage to physical assets or interruptions to normal operations due to force majeure events, including missile attacks or military activity in proximity to the Company’s facilities.

Despite these risks, the Company maintains contingency plans, maintains close coordination with governmental authorities, and is strategically aligned with national defense priorities — factors which are expected to mitigate long-term adverse effects.

Risks Related Ownership of Our Securities

A certain group of the Company’s stockholders may exert significant influence over its affairs, including the outcome of matters requiring stockholder approval.

Currently, a certain group of stockholders, including our Chairperson and Chief Executive Officer, Ora Elharar Soffer (directly and through Beezhome Technologies Ltd and Citrine S A L Investment & Holdings Ltd) and others, collectively own a majority of the issued and outstanding shares of the Company. As a result, such individuals will have the ability, acting together, to control the election of the Company’s directors and the outcome of corporate actions requiring stockholder approval, such as: (i) a merger or a sale of the Company, (ii) a sale of all or substantially all of its assets, and (iii) amendments to its certificate of incorporation. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to the Company’s other stockholders and be disadvantageous to the Company’s stockholders with interests different from those individuals. Certain of these individuals also have significant control over the Company’s business, policies and affairs as officers or directors of the Company. Therefore, you should not invest in reliance on your ability to have any control over the Company.

As of the date of this filing, our executive officers and directors, in the aggregate, beneficially own approximately 35.3% of our outstanding common stock as of the date of this filing. As a result, these people, acting together, would be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation, sale of all or substantially all of our assets, or other significant corporate transactions.

You may experience future dilution as a result of future equity offerings.

Our Amended and Restated Articles of Incorporation authorize the issuance of a maximum 1,500,000 shares of common stock. Any additional financing effected by us may result in the issuance of additional securities without stockholder approval and the substantial dilution in the percentage of common stock held by our then existing stockholders. In addition, we have reserved 180,000,000 shares of common stock for issuance under the 2018 Equity Incentive Plan. The issuance of such additional shares of common stock, or securities convertible or exchangeable into common stock, may cause the price of our common stock to decline. Additionally, if all or a substantial portion of these shares are resold into the public markets then the trading price of our common stock may decline.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

We currently do not have and may never obtain research coverage from securities analysts. If no securities analysts commence coverage of our company, or if industry analysts cease coverage of our company, the trading price for our stock could be materially and adversely impacted. In the event we obtain securities analyst coverage, if one or more of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price may be materially and adversely impacted. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

If the price of our common stock fluctuates significantly, your investment could lose value.

Our common stock is quoted on the OTC, under the symbol “CTGL,” and, to date, has traded on a limited basis. We have applied to list our common stock on Nasdaq under the symbol “CTGL.” We cannot assure you that an active public market will continue for our common stock. If an active public market for our common stock does not continue, the trading price and liquidity of our common stock will be materially and adversely affected. If there is a thin trading market or “float” for our stock, the market price for our common stock may fluctuate significantly more than the stock market as a whole. Without a large float, our common stock would be less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile. In addition, in the absence of an active public trading market, investors may be unable to liquidate their investment in us. Furthermore, the stock market is subject to significant price and volume fluctuations, and the price of our common stock could fluctuate widely in response to several factors, including, but not limited to:

●	our quarterly or annual operating results;

●	changes in our earnings estimates or failure to accurately forecast and appropriately plan our expenses;

●	failure to achieve our growth expectations;

●	failure to attract new customers or retain existing customers;

●	the effect of increased or variable competition on our business;

●	additions or departures of key or qualified personnel;

●	failure to adequately protect our intellectual property;

●	costs associated with defending claims, including intellectual property infringement claims and related judgments or settlements;

●	changes in governmental or other regulations affecting our business;

●	our compliance with governmental or other regulations affecting our business; and

●	changes in global or regional industry, general market, or economic conditions.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

We have processes in place for assessing, identifying, and managing material risks from cybersecurity threats. Our risk management activities are overseen by senior management and are integrated into our overall enterprise risk management framework. As part of this process, management identifies and assesses internal and external cybersecurity risks and the potential impact of such risks on our business.

We utilize external information technology consultants to provide technical support for our systems and to advise on security matters. Risks associated with third-party service providers who have access to our data are evaluated during the vendor selection process.

To date, we have not experienced any cybersecurity incidents that have materially affected our business strategy, results of operations, or financial condition. However, we face a variety of cybersecurity threats that are reasonably likely to materially affect our company in the future, which are further described in “Item 1A. Risk Factors.”

Cybersecurity Governance

1. Board of Directors’ Oversight

Our Board of Directors is responsible for the oversight of risks from cybersecurity threats. As the Company does not have a separately constituted audit committee, the entire Board of Directors fulfills this function. The Board receives reports from management on an as-needed basis regarding information technology and security matters, allowing it to monitor the Company’s risk management processes.

2. Management’s Role

Our senior management is responsible for the day-to-day assessment and management of our cybersecurity risks. This function is led by our Chief Executive Officer and Chief Financial Officer, who have overall responsibility for the Company’s risk management.

While our executive officers are not cybersecurity experts, they have extensive experience in business management and corporate governance. For specific technical expertise, management leverages and consults with our external information technology consultants to advise on threat identification, prevention, and other cybersecurity matters. In the event of a cybersecurity incident, management would be responsible for implementing response procedures and reporting the matter to the Board of Directors.

ITEM 2. PROPERTIES

A description of the premises we utilize in several of our facilities is as follows:

Entity	Property Description

Citrine Global, Corp	Our principal office consists of leased premises and is located at 5 Golden Beach, Caesarea 3088900, Israel

Cannovation Center Israel Ltd.	125,000 square feet (approximately 11,687 square meters) or approximately three acres of industrial land in Yerucham, a city in southern Israel, where we intend to build Operational Production and Innovation Center

We believe that our facilities are generally in good condition and suitable to carry on our business. We also believe that, if required, suitable alternative or additional space will be available to us on commercially reasonable terms

ITEM 3. LEGAL PROCEEDINGS

As of the date of this filing, the Company is not aware of any legal proceedings involving the company and/or its subsidiaries. An issue involving a former consultant of our subsidiary, Cannovation Center Israel Ltd., relating to management fees and compensation for the notice period, has been fully resolved through a binding Settlement Agreement.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is quoted in the United States on the OTC market under the ticker symbol “CTGL.”

We have applied to list our common stock on the Nasdaq Capital Market. No assurance can be given that our application will be approved or that a trading market will develop.

Holders of our Common Stock

As of December 31st, 2023, the Company had 120 registered stockholders holding 973,704,039 shares of common stock; and 1,234,185,009 as of August 31st 2025.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain aggregate information with respect to the Company’s shares of common stock that as of December 31, 2023 were issuable under its equity compensation plans in effect as of December 31, 2023.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column) (3)
Equity compensation plans approved by security holders	122,529,342	$0.029	57,470,658

Equity compensation plans not approved by security holders	-	-	-

Total	122,529,342	$0.029	57,470,658

(1)	Represents shares of common stock issuable under our 2017 and 2018 Employee Incentive Plan and upon exercise of outstanding options to purchase 122,529,342 shares of common stock.

(2)	The weighted average remaining term for the expiration of remaining stock options is 1.99 years.

(3)

Represents shares of common stock available for future issuance under equity compensation plans. “Equity Compensation Plan” under Item 11 hereof contains a description of the material features of the 2017 Employee Incentive Plan and the 2018 Stock Incentive Plan.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2023, the Company issued the following securities which were not registered under the Securities Act of 1933, as amended. The Company relied on the exemption from registration provided by Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

On January 12, 2023, the Company issued 9,259,250 shares of common stock as consideration for the purchase of a 10% equity interest in MyPlant Bio Ltd.

On March 7, 2023, the Company issued 3,232,016 shares of common stock as a commitment fee in connection with a credit facility agreement.

On May 25, 2023, the Company issued 9,000,000 shares of common stock to a consultant for investor and public relations services.

On November 28, 2023, the Company issued 8,000,000 shares of common stock to a consultant for other services.

In addition to the above, the Company issued other shares during the period as stock-based compensation to employees and service providers.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our audited consolidated financial statements for the fiscal years ended December 31, 2023 and December 31, 2022 and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the year ended December 31, 2023, as compared to the fiscal year ended December 31, 2022. This discussion should be read in conjunction with our consolidated financial statements for the fiscal years ended December 31, 2023, and December 31, 2022, and related notes included elsewhere in this Annual Report on Form 10-K. These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains numerous forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly in “Item 1A. Risk Factors.”

Significant Recent Events

(i) On January 30, 2023 the Company and each of Citrine High Tech 7 LP (“LP 7”), Citrine 8 LP (“LP 8 “) and Citrine 9 LP (“LP 9”; together with LP 7 and LP 8, the “Lending LP”), the lending entities under and parties to the Convertible Note Purchase Agreement entered into by the Company and several related parties in April 2020, as subsequently amended (the “CL Agreement”), have entered into an agreement (the “Agreement”) pursuant to which they have agreed to extend the maturity date on all outstanding convertible loans in the principal amount of $1,800,000 under the CL Agreement to May 31, 2024. LP 7 also agreed to extend to May 31, 2024, the note in the principal amount of $80,000

In addition, under the Agreement the Company and the Lending LPs have also agreed that if the Company’s common stock is listed on the Nasdaq Stock Market, then the Company, in its sole discretion, shall determine to convert, in whole or in part, the outstanding amount of the above mentioned notes to shares of the Company’s common stock at a conversion price equal to the price paid by the public investors for the common stock in such offering.

(ii) On January 17, 2023, the Board of Citrine Global, Corp., a Delaware corporation (the “Company”), appointed Ms. Ora Elharar Soffer to serve as president of the Company. Ms. Elharar Soffer has been continuously serving as the Company’s Chief Executive Officer since May 7, 2020, and as a Company director since February 21, 2020 and as Chairperson of the Board since March 3, 2020.

(iii) On March 5, 2023, the Board of the Company provided that in the event that the Company’s stock is listed on the Nasdaq Stock Exchange, then one half of the awarded and unvested option grants made in each of August 2021 and in August 2022 to our current officers, directors and specific service providers, will immediately vest at such time. In addition, the Board is also determined to provide that following the termination of services by our current officers, directors and specific service providers, for any reason other than cause, they shall have a one year period from the date of termination to exercise any option that was vested at the time of the termination of services. Previously, on November 13, 2022, the board of directors ratified the Stock Option Agreements for the previously disclosed stock options grants that were awarded in each of August 2021 and in August 2022 to our current officers and directors and specific service providers, to provide that the exercise price of the options that were awarded to date, shall remain unaffected by the implementation of a reverse stock split that the Company may implement; to avoid any doubt, such reverse stock split shall apply to the number of options shares issuable under such options and all other relevant terms of such options (other than the exercise price) shall continue in full force and effect following the implementation of such reverse stock split. Any and all tax implication of this decision shall rest solely with the optionee.

(iv) On March 6, 2023 Cannovation, the Company’s majority owned subsidiary and S.R. Accord Ltd., an Israeli public company (“Lender”), entered into an 18-month credit facility agreement (the “Credit Facility”) pursuant to which Lender has committed to fund Cannovation in an aggregate amount of 3,000,000 NIS (approximately $857,000) as needed. At the time of each draw down, Cannovation and Lender will determine the repayment of the loan. All amounts drawn under the Credit Facility will bear interest at a monthly rate of 1.7% and. Cannovation has the right to pre-pay the entire amount outstanding under the Credit Facility at any time. As security for any loans under the Credit Facility, Cannovation granted Lender a first priority lien on its rights to the 125,000 sq ft (11,687 sqm) of industrial land in Yerucham, a city in southern Israel which Cannovation acquired in February of 2022(the “Premises”) to build the Green Vision Center Israel with the support of the government of Israel. The lien will become effective only if Cannovation utilizes the Credit Facility. If the market value of the Premises is less than the amount outstanding under the Credit Facility, then Lender will be entitled to additional security including additional shares of Citrine Global common stock, on such terms and conditions as the parties may agree. As additional security for any payments due to Lender, CTGL Citrine Global Israel Ltd., a wholly owned subsidiary of Citrine Global, (ii) Beezhome Technologies Ltd. an entity wholly owned by Ora Elharar Soffer, the Chief Executive Officer of Citrine Global and (iii) Netto Holdings, an unaffiliated entity under the partial control of Ilan Ben Ishay, a director on the board of Cannovation, as well as each of Ms. Elharar Soffer and Mr. Ben Ishay in their personal capacities, are providing guarantees for the repayment of any amounts that may be owing to Lender under the Credit Facility. Cannovation and the Company has agreed to indemnify Ms. Elharar Soffer and Mr. Ben Ishay for any losses they incur as a result of the guarantee.

On March 7, 2023, the Company issued to the Lender 2,154,677 shares of the Company’s common stock a commitment fee in respect of the provision of the Credit Facility. As of the date of this report, Cannovation utilized $50,000 out of the credit line. Ilan Ben Ishay and Ms. Elharar Soffer and Mr. Ben Ishay in their personal capacities in are provided guarantees to Lender for the repayment of this amounts. As of December 31, 2023, approximately $182,000 had been drawn under this Credit facility.

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

On January 12, 2023, the Company issued 9,259,250 shares of its common stock to acquire a 10% equity stake in MyPlant Bio Ltd., based on a $4.45 million valuation. The Company held options to acquire up to an additional 45% of MyPlant’s equity, which were extended on September 28, 2023 to expire on December 31, 2023. The consideration for these options was to be paid in Company shares and/or cash, subject to adjustments based on third-party valuation. As of December 31, 2023, the Company did not exercise the options, and they expired unexercised.

On November 19, 2023, the Company entered into a binding letter of intent (the “Agreement”) with iBOT Israel Botanicals Ltd. (“iBOT”) pursuant to which the Company will receive an 19% equity stake in iBOT on a fully diluted basis in consideration for which the Company will issue to iBOT 70,370,370 shares of the Company’s common stock. The Agreement also granted the Company an option for an additional six months, exercisable through June 30, 2024 to increase the Company’s shareholdings in iBOT to a total of 51% of iBOT’s equity on a fully diluted basis. The consideration for the increased equity position would be paid by a combination of shares and cash, as agreed by the Company and iBOT, provided that such consideration shall include a cash component that will be sufficient to cover iBOT’s operating budget for a 24 month period. iBOT is authorized to determine whether the Company’s exercise of the option, if any, will be through the issuance by iBOT of new shares to the Company or through the purchase by the Company of the requisite number of shares from existing iBOT shareholders.

It was determined that the purchase price for the iBOT equity was based on the discounted pre-company valuation of iBOT prepared by an independent third party valuator commissioned by the Company of $10,000,000. It was also agreed that all share issuances by the Company to iBOT would be calculated a per share price of $0.027, representing then the highest closing price of the Company’s common stock during the 30-day period preceding the authorization of the Company’s board of directors of the transaction.

On December 31, 2023, the Company executed and consummated a Share Purchase and Option Agreement with iBOT and its shareholders. Under the agreement, Citrine Global will issue 70,370,370 shares of common stock in exchange for a 19% fully diluted equity interest in iBOT.

The agreement included an option exercisable through June 30, 2024, to increase the Company’s stake to 51%, subject to additional consideration in the form of shares and cash to cover iBOT’s pre-approved 24-month operating budget. The agreement also contained a no-shop clause and standard representations, warranties, and indemnification provisions.

In June 2024, and following a review of the Company’s strategic priorities, the Board determined not to exercise the option, which has since expired, leaving the Company with its current 19% holding in iBOT.

Convertible Loans

On November 14, 2023, the holders of the convertible loans issued by Citrine High Tech 7 LP, Citrine Biotech 8 LP, and Citrine Biotech 9 LP (collectively, the “LPs”) entered into binding letters of intent pursuant to which the LPs agreed to extend the maturity date of the convertible loans from May 2024 to December 31, 2024. The consideration for the extension was the Company’s agreement to adjust the terms of the notes held by the LPs consistent with the terms of a subsequent financing that Citrine entered into in March 2023. The adjusted terms and conditions relating to the Note shall be memorialized in a written instrument which may include terms and conditions as Citrine Global and the LPs shall agree to

Subsequent Events

On February 9, 2024, the Company issued a promissory note in favor of 1800 Diagonal Lending LLC, a Virginia limited liability company (the “Lender”), in the principal amount of $63,250. The Company received $50,000 in net proceeds from Lender due to the original issue discount on the Note. The Note bore a one-time interest charge of 15% per annum, payable with outstanding principal in nine (9) payments of $8,081.89 for a total payback to the Lender of $72,737.00. The Note was due in full on November 15, 2024. Any amount of principal or interest on the Note which is not paid when due is subject to a default interest at the rate of twenty-two percent (22%) per annum from the due date until the same is paid. As of December 31, 2024, the Company repaid the entire outstanding amounts on the note.

On February 22, 2024, Mr. Doron Birger resigned from his position as a director on the Board of the Company.

On August 2, 2024, the Company and X Group Fund of Funds Limited Partnership formed under the laws of Michigan (“X Group”) entered into a term sheet agreement-in-principle pursuant to which the X Group agreed to purchase, and Citrine Global agreed to sell, units of Citrine Global’s securities where each unit (each a “Unit”) is comprised of (i) one (1) share of common stock and (ii) a warrant, exercisable through the earlier of December 31, 2024 or such time as Citrine Global is cleared for listing on a U.S. National exchange, to purchase an additional one share of common stock at a per share exercise price of $0.01. The purchase price per Unit is $0.01 for an aggregate purchase price of $250,000 which was to be paid as follows: (i) $100,000 by no later than August 31, 2024, and (ii) $150,000 by no later than September 30, 2024. In consideration of $250,000 Initial Investment, investor Group will be entitled to 25,000,000 shares of Citrine Global’s common stock. As of the date hereof, the Company has received $21,000 from the Group. As the X Group did not remit the agreed amount within the approved timeframes, the agreement lapsed.

On September 15, 2024, Mr. Ilan Ben Ishay resigned from his position as a director on the Board of subsidiary CTGL Citrine Global Israel Ltd. On October 1, 2024, Mr. Ilan Ben Ishay resigned from his position as a director on the Board of subsidiary Cannovation Center Israel Ltd.

On November 2024, the Company’s subsidiary, Cannovation Center Israel Ltd. (“Cannovation”), filed a debt claim in the insolvency proceedings of Golden Holdings Neto Ltd. (“Golden Holdings”). At the relevant time, Golden Holdings held approximately 20% of Cannovation’s shares.

Pursuant to agreements between the parties and as a shareholder, Golden Holdings had committed to support Cannovation, including by signing guarantees on behalf of the company and its controlling shareholder, Mr. Ilan Ben Ishay, and by providing financial assistance. Upon Golden Holdings entering insolvency proceedings, such support ceased. Accordingly, Cannovation filed an official debt claim with the trustee of Golden Holdings in the amount of NIS 1,512,983 (approximately USD 420,000), for amounts it claims are due to it under prior agreements and commitments. The claim was submitted as part of the proceedings before the Haifa District Court and is currently under review by the relevant authorities. During a meeting of Cannovation’s board of directors, it was explained that additional shareholder support was required, including signing guarantees for a loan from S.R. Accord as well as a guaranteed letter for a deposit related to a government grant received by Cannovation for the SkyTech project, in addition to other company commitments. The board resolved to request that all Cannovation shareholders support the company, including by signing corporate and personal guarantees. To that end, a mechanism was established whereby shareholders who provided such support, including signing personal guarantees, would be entitled to receive additional share allocations, whereas shareholders who did not provide such support would not receive any new share allocations. In January 2025, during a shareholders’ meeting, Cannovation addressed all shareholders, including Golden Holdings, requesting such support and the signing of personal guarantees. As Golden Holdings did not provide such commitments, new shares were allocated to the existing shareholders CTGL Citrine Global Israel Ltd., a subsidiary of Citrine Global Corp., and Beezhome Technologies Ltd., resulting in Golden Holdings’ ownership in Cannovation being reduced to approximately 1%.

On September 1, 2024, Lior Asher and or Deer Light Ltd entered into consulting agreements with the Company and its subsidiaries. On September 1, 2024, Deer Light Ltd entered into consulting agreements with the Company and its subsidiaries. Under these agreements, Deer Light Ltd is engaged to provide strategic planning, business development, innovation scouting, funding facilitation, and project management services. The total monthly retainer fees under these agreements amount to USD 11,000 (plus VAT), as detailed below: - $2,500 per month from the Company, $3,500 per month from CTGL Citrine Global Israel Ltd , $5,000 per month from Cannovation Center Israel Ltd , However, all payments under these agreements are deferred until the earlier of: (i) the listing of Citrine Global Corp on a recognized U.S. stock exchange; (ii) successful fundraising of at least USD2.5 million from external sources; or (iii) the Company achieving positive operational cash flow, confirmed by the board of directors (“Payment Event”).In addition to cash compensation, the Company may award equity-based compensation under future equity incentive plans, subject to board approval. One such equity grant will approve by company, granting options to purchase 41,762,976 common shares, with a two-year vesting schedule and 50% acceleration upon uplisting. As of this report, the options have not been issued yet.

As of September 2024, the Company renewed its Credit Facility with S.R. Accord Ltd. in the amount of approximately NIS 660,000 (approximately $176,000). As part of the renewal, Mr. Lior Asher signed as a personal guarantor, joining Ms. Ora Elharar Soffer as guarantor. In addition, the Company, its Israeli subsidiary CTGL – Citrine Global Israel Ltd., and Beezhome Technologies Ltd., a private company wholly owned by Ms. Ora Elharar Soffer, signed the agreement. While Netto Holdings Ltd. and Mr. Ilan Ben Ishay had originally undertaken to provide personal guarantees, they had not executed such guarantees as of that date. All collateral under the Credit Facility remained in place, including a first-priority lien over the Company’s rights and the 125,000 sq. ft. (11,687 sq. meters) industrial parcel in Yerucham, Israel, as well as additional collateral intended to secure repayment of the loan and to cover any damage, debt, or obligation arising from the Credit Facility. The Company, together with CTGL – Citrine Global Israel Ltd. and Cannovation Center Israel Ltd. (now SkyTech Orion Ltd.), undertook to fully indemnify both Ms. Elharar Soffer and Mr. Lior Asher for any liability, damage, or loss that may result from their personal guarantees. On March 31, 2025, the total amount of the Credit Facility was increased to NIS 1,000,000 (approximately $280,000), with all guarantees and collateral remaining in place.

On October 9, 2024, the board appointed Mr. Lior Asher to serve as a director of our subsidiaries CTGL Citrine Global Israel Ltd. and Cannovation Center Israel Ltd.

On December 29, 2024 - Citrine Global Corp. appointed Mr. David Price, LLC, as the company’s U.S. legal counsel.

On December 31, 2024, the Company entered into agreements with three related noteholders – Citrine LP 7, Citrine LP 8, and Citrine LP 9 – to convert outstanding principal amounts under certain convertible promissory notes into common shares of the Company. In total, the Company converted principal debt of $1,880,000 (NIS 6,439,998) into 176,410,600 common shares. And the accrued interest on all such notes will be payable to the entitled noteholders only if and when the Company raises gross proceeds of at least $5 million. Citrine LP 7 - The Company converted its outstanding principal debt into 24,513,100 common shares. The conversion related to: A convertible note issued on April 19, 2020, in the original principal amount of $170,000 (NIS 608,379); and A note issued on September 30, 2022, in the original principal amount of $80,000 (NIS 286,350).Citrine LP 8 - The Company converted its outstanding principal debt into 41,023,400 common shares. The conversion related to: A convertible note issued on June 15, 2020, in the original principal amount of $100,000 (NIS 347,439); and A note issued on June 21, 2020, in the original principal amount of $350,000 (NIS 1,149,925).Citrine LP 9 - The Company converted its outstanding principal debt into 110,874,100 common shares. The conversion related to: A convertible note issued on June 15, 2021, in the original principal amount of $900,000 (NIS 3,127,770);A note issued on January 5, 2022, in the original principal amount of $180,000 (NIS 566,047); and A note issued on July 15, 2022, in the original principal amount of $100,000 (NIS 353,088). The aggregate principal was converted into 176,010,600 shares of common stock at a conversion price of $0.01 per share, and an equal number of warrants to purchase common stock were issued under the same terms. The warrants are exercisable by December 31, 2025, or upon uplisting to a national stock exchange, whichever comes first.

On January 7, 2025, Deer Light Ltd signed an investment agreement with Citrine Global Corp. (the “Company”). under which it committed to invest USD 137,000 in exchange for 13.7 million common shares and warrants to purchase an additional 13.7 million shares at an exercise price of $0.01 per share. The warrants are exercisable by December 31, 2025, or upon uplisting to a national stock exchange, whichever comes first. The investment is to be completed no later than March 15, 2025, and may be partially executed through direct supplier payments. As of March 2025, the investment has been fully completed.

On January 12, 2025, Cannovation Center Israel Ltd. (subsequently renamed SkyTech Orion Ltd.), the Israeli subsidiary of Citrine Global Corp., received official notification from the Israeli Ministry of Economy and Industry that it had been awarded a government grant in the amount of NIS 12.5 million (approximately USD 3.4 million). The grant, in the amount of NIS 12.5 million (approximately USD 3.4 million), is structured as reimbursements of approximately 37.5% of the Company’s eligible expenses, including construction, equipment, services, and other costs submitted in connection with the establishment of the SkyTech Innovation and Production Center. The grant was awarded as part of a national strategic program supporting the defense sector. The funds are designated for the establishment of the SkyTech Innovation and Production Center in the city of Yerucham, Israel, on land that had previously been allocated to the subsidiary by the State of Israel as part of a prior grant for the construction of an Operational Innovation Center. This new grant is in addition to the prior allocation and supports the construction of approximately 5,000 square meters of facilities on the 11.7-dunam (about 2.89 acres) plot. The Center will include assembly lines, R&D laboratories, testing facilities, and an advanced production system focused on developing and manufacturing defense-grade UAV and drone solutions. As noted,

On January 23, 2025, a shareholders’ meeting of Cannovation Center Ltd. was held with the participation of all shareholders: CTGL Citrine Global Israel Ltd., holding 60% (a subsidiary of Citrine Global Corp.), Beezhome Technologies Ltd. (owned by Ms. Ora Elharar Soffer, the Company’s CEO), holding 20%, and Golden Holdings Finance, holding 20%. All shareholders were given the opportunity to support the Company, including by providing personal guarantees for existing loans as well as for obligations under the government grant. CTGL Citrine Global Israel Ltd. expressed its support, and Beezhome Technologies Ltd., through its owner and the Company’s CEO, Ms. Ora Elharar Soffer, personally signed guarantees in connection with the existing loans and the government grant commitments, thereby providing the direct backing required to advance the Company’s activities.

On May 29, 2025, after the period granted to Golden Holdings Finance had passed, and since it did not provide any support or personal guarantees, the Company executed the resolution. Pursuant to this resolution, new shares were allocated to CTGL Citrine Global Israel Ltd., increasing its holdings to 69.5%, and to Beezhome Technologies Ltd., increasing its holdings to 29.5%. As a result, the holdings of Golden Holdings Finance in Cannovation were diluted to approximately 1%.

On March 5, 2025, the Board approved a Directors & Officers (D&O) insurance policy with coverage of USD 3 million at an annual premium of USD 23,750.

On March 26, 2025, the Board approved to increase the share capital of Cannovation Center Israel Ltd. and CTGL Citrine Global Israel Ltd.

On April 3, 2025, a binding Settlement Agreement was reached with a former consultant of our subsidiary, Cannovation Center Israel Ltd., relating to management fees and compensation for the notice period. This has been fully paid.

On April 8, 2025, in accordance with the grant requirements, a digital bank guarantee in the amount of NIS 625,000 (approximately USD 187,000) was issued by Bank Mizrahi. The guarantee is backed by an unlimited personal guarantee from Ms. Ora Elharar Soffer and a limited personal guarantee from Mr. Meir Aharon, who, through his consulting and construction company, has been engaged to build the SkyTech Center in Yerucham.

On April 8, 2025, a contract was signed with M. Aharon Construction & Projects Ltd. for the construction of the concrete skeleton of the SkyTech Center in Yerucham. The agreement includes exclusivity subject to conditions, with price adjustments permitted in exceptional circumstances such as significant material cost increases or delays in permitting. Mr. Aharon committed to a personal guarantee and bank collateral, and the Company undertook to grant him the right of first refusal, a bonus for his commitment (including options), and full indemnification by Citrine Global, Cannovation, and CTGL.

On May 13, 2025, the Israeli subsidiary Cannovation Center Israel Ltd. changed its name to SkyTech Orion Ltd.

On June 19, 2025, the Board of Directors of SkyTech Orion Ltd., whose 69.5% of its shares are held by CTGL Citrine Global Israel Ltd., Citrine Global Corp.’s wholly-owned subsidiary, resolved that, in light of the personal exposure of Ms. Ora Elharar Soffer, the Company’s Chairwoman and CEO, who personally invests funds and is the only shareholder continuously supporting the Company by providing services, personal guarantees and financial resources and is the sole owner of Beezhome Technologies Ltd. holding 29.5% of the shares of SkyTech Orion Ltd., shall be granted Anti-Dilution Protection with respect to its holdings in SkyTech Orion Ltd.

On June 26, 2025, Citrine Global Corp. changed its name to SkyTech Orion Global Corp. in Delaware, reflecting its strategic focus on UAV and drone solutions.

Components of Operating Results

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial statements.

Revenues

We have not generated any revenues from product sales as of December 31, 2023.

Research and Development Expenses

The process of researching and developing our products is lengthy, unpredictable, and subject to many risks. We expect to continue incurring expenses for the next several years for research and development as we continue to develop products and innovative solutions. We are unable, with any certainty, to estimate either the costs or the timelines in which those expenses will be incurred. Our current development plans focus on the development of plant-based solutions including.

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

Financial Expenses

Financial expenses consist primarily of the impact of exchange rate derived from re-measurement of monetary balance sheet items denominated in non-dollar currencies. Other financial expenses include bank fees and interest on long term loans.

Results of Operations

Year ended December 31, 2023, as compared to the year ended December 31, 2022

The following table presents our results of operations for the years ended December 31, 2023 and 2022

	Year Ended
	December 31,
	2023	2022
	U.S. Dollars in thousand
Revenues	-	-
Cost of sales	-	-
Gross loss		-
Research and development expenses	(96)	(120)
Marketing, general and administrative expenses	(2,202)	(1,866)
Operating loss	(2,298)	(1,986)

Other financing expenses, net	(807)	(659)

Net loss	(3,105)	(2,645)

Our research and development (R&D) expenses for the year ended December 31, 2023, were $96,000, a slight decrease from $120,000 in the prior year. These expenses consist primarily of fees for compensation to officers involved in R&D activities.

Our marketing, general and administrative (G&A) expenses for the year ended December 31, 2023, were $2,202,000, an increase from $1,866,000 in 2022. This increase is primarily attributable to non-cash share-based compensation expenses related to consulting and investor relations services, as well as costs associated with amendments to executive consulting agreements made in March 2023.

Our financing expenses, net for the year ended December 31, 2023, were $807,000, compared to $659,000 in 2022. The increase was primarily due to a non-cash expense of $291,000 recognized upon the expiration of the Company’s option to acquire additional shares in MyPlant Bio Ltd., which was partially offset by a decrease in expenses related to convertible loan terms.

As a result of the foregoing, our net loss increased to $3,105,000 for the year ended December 31, 2023, from a net loss of $2,645,000 in 2022.

Liquidity and Capital Resources

As of December 31, 2023, we had a cash balance of $7,000 and a working capital deficiency of $2,461,000. This compares to a cash balance of $77,000 and a working capital deficiency of $1,620,000 as of December 31, 2022. The decrease in our working capital was primarily due to an increase in accrued compensation and other liabilities.

Net cash used in operating activities was $199,000 for the year ended December 31, 2023, compared to $567,000 in the prior year. The decrease in cash used, despite a larger net loss, was primarily due to significant non-cash expenses (such as share-based compensation and the MyPlant option expense) and an increase in accrued liabilities to related parties.

The following table provides a summary of operating, investing, and financing cash flows for the years ended December 31, 2023 and 2022 respectively:

	Year Ended
	December 31, 2023	December 31, 2022
Net cash used in operating activities	(199,000)	(567,000)
Net cash provided by investment activities	—	11,000
Net cash provided by Financing Activities	130,000	360,000

As of September 2024, the Company renewed its short term loan with S.R. Accord Ltd. in the amount of approximately NIS 660,000 (approximately $176,000). As part of the renewal, Mr. Lior Asher signed as a personal guarantor, joining Ms. Ora Elharar Soffer as guarantor. In addition, the Company, its Israeli subsidiary CTGL – Citrine Global Israel Ltd., and Beezhome Technologies Ltd., a private company wholly owned by Ms. Ora Elharar Soffer, signed the agreement. While Netto Holdings Ltd. and Mr. Ilan Ben Ishay had originally undertaken to provide personal guarantees, they had not executed such guarantees as of that date. All collateral under the Credit Facility remained in place, including a first-priority lien over the Company’s rights and the 125,000 sq. ft. (11,687 sq. meters) industrial parcel in Yerucham, Israel, as well as additional collateral intended to secure repayment of the loan and to cover any damage, debt, or obligation arising from the Credit Facility. The Company, together with CTGL – Citrine Global Israel Ltd. and Cannovation Center Israel Ltd. (now SkyTech Orion Ltd.), undertook to fully indemnify both Ms. Elharar Soffer and Mr. Lior Asher for any liability, damage, or loss that may result from their personal guarantees. On March 31, 2025, the total amount of the short term loan was increased to NIS 1,000,000 (approximately $280,000), with all guarantees and collateral remaining in place.

On August 2025, SR Accord extended the credit facility agreement with Cannovation Center Israel Ltd. (renamed SkyTech Orion Ltd.) until March 31, 2027. The facility is supported by guarantees of CTGL Citrine Global Israel Ltd. and Citrine Global Corp., as well as personal guarantees signed by Ora Elharar-Soffer, the Company’s CEO, and Lior Asher, a director of SkyTech Orion Ltd. With respect to the personal guarantees of Ora Elharar-Soffer and Lior Asher, the companies Cannovation Center Israel Ltd.(renamed SkyTech Orion Ltd.) CTGL Citrine Global Israel Ltd., and Citrine Global Corp. have confirmed, in line with prior Board resolutions, their undertaking to provide indemnification and comprehensive protections to the guarantors.

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

Recently issued accounting pronouncements

Recently issued accounting pronouncements are described in the notes to our financial statements for the years ended December 31, 2023 and 2022, which are included within Item 8 in this annual report.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in the notes to our financial statements for the years ended December 31, 2023 and 2022 and which included within Item 8 in this annual report. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. We consider the following accounting policies to be critical to our financial statements because they require the most difficult, subjective, or complex judgments.

Share-Based Compensation: We measure and recognize compensation expenses for all stock option grants to employees, directors, and consultants based on the fair value of the award on the date of grant. The fair value is estimated using the Black-Scholes option-pricing model, which requires management to make significant assumptions regarding volatility, the expected life of the option, and the risk-free interest rate. These assumptions are based on historical data and management’s judgment, and changes to these assumptions could have a material impact on the amount of share-based compensation expense recorded.

Investments Valued Under the Measurement Alternative: Our long-term investments in privately held companies, such as Nanomedic Technologies Ltd., MyPlant Bio Ltd., and iBOT Israel Botanicals Ltd., are carried at cost, less impairment, and adjusted for observable price changes. Due to the absence of a readily determinable fair value for these investments, we periodically perform a qualitative assessment to identify any impairment. This assessment requires significant management judgment regarding the financial health and business prospects of these companies.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CITRINE GLOBAL CORP.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2023

CITRINE GLOBAL CORP.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2023

IN U.S. DOLLARS IN THOUSANDS

Somekh Chaikin

KPMG Millennium Tower

17 Ha’arba’a Street, PO Box 609

Tel Aviv 61006, Israel

+972 3 684 8000

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Citrine Global Corp

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Citrine Global Corp and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, changes in shareholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

August 31, 2025

KPMG Somekh Chaikin, an Israeli partnership and a member firm of the KPMG global organization of independent member firms affiliated with KPMG International Limited, a private English company limited by guarantee

CITRINE GLOBAL CORP.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands except share and per share data)

	December 31,	December 31,
	2023	2022
A s s e t s
Current Assets
Cash and cash equivalents	7	77
Prepaid expenses	236	88
Other current assets	15	20
T o t a l Current assets	258	185

Non-current assets
Investments valued under the measurement alternative (Note 3)	2,010	894
Property and equipment, net (Note 4)	218	230
Total non-current assets	2,228	1,124

T o t a l assets	2,486	1,309

Liabilities and Shareholders’ Deficit
Current Liabilities
Short term loan (Note 5)	182	-
Short term loan - related party (Note 5)	-	82
Accounts payable and accrued expenses	18	127
Accounts payable and accrued expenses – related parties	180	120
Accrued compensation – related parties	1,898	1,384
Accrued compensation	441	92
T o t a l current liabilities	2,719	1,805

Non-current liability

Convertible component in convertible notes (Note 6)	40	161

Convertible notes – related parties (Note 6)	2,202	1,814

T o t a l liabilities	4,961	3,780

Stockholders’ Deficit (Note 7)
Common stock, par value $0.0001 per share, 1,500,000,000 shares authorized at December 31, 2023 and 2022; 973,704,039 and 943,703,873 shares issued and outstanding at December 31, 2023 and 2022, respectively	97	94
Additional paid-in capital	25,359	23,248
Stock to be issued	1,458	474
Accumulated deficit	(29,507)	(26,402)
Accumulated other comprehensive income	118	115
T o t a l stockholders’ deficit	(2,475)	(2,471)
T o t a l liabilities and stockholders’ deficit	2,486	1,309

The accompanying notes are an integral part of the consolidated financial statements.

CITRINE GLOBAL CORP.

CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE LOSS

(U.S. dollars in thousands except share and per share data)

	Year ended
	December 31
	2023	2022

Research and development expenses – related parties	(96)	(105)
Marketing, general and administrative expenses – related parties	(1,255)	(1,274)
Marketing, general and administrative expenses	(947)	(607)
Operating loss	(2,298)	(1,986)
Financing expenses, net:
Expenses related to convertible loan terms – related parties	(451)	(637)
Expenses related to MY PLANT options	(291)	-
Other financing expenses	(65)	(22)
Financing expenses, net	(807)	(659)

Net loss attributable to Common stockholders	(3,105)	(2,645)

Loss per Common Stock (basic and diluted)	(*) (0.00)	(*) (0.00)

Basic weighted average number of shares of Common Stock outstanding	961,774,376	942,963,225

Comprehensive loss:
Net loss	(3,105)	(2,645)
Other comprehensive income attributable to foreign currency translation	3	9
Comprehensive loss	(3,102)	(2,636)

(*)	Less than $0.01

The accompanying notes are an integral part of the consolidated financial statements.

CITRINE GLOBAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(U.S. dollars in thousands, except share and per share data)

	Common Stock		Additional paid-in	Stock to be	Accumulated	Accumulated other comprehensive	Total stockholders’ equity
	Stock	Amount	Capital	issued	deficit	Income	(deficit)
BALANCE AT DECEMBER 31, 2021	942,568,006	94	22,073	44	(23,757)	106	(1,440)
CHANGES DURING THE YEAR ENDED DECEMBER 31, 2022:
Issuance of shares	535,867	*	14	(14)	-	-	-
Stock based compensation to service providers	600,000	*	13	-	-	-	13
Share based compensation	-	-	774	-	-	-	774
Issuance of warrants	-	-	98	-	-	-	98
Warrants issued in connection with convertible notes	-	-	155	-	-	-	155
Modification of warrants in connection with convertible loan restructuring	-	-	283	-	-	-	283
Change in terms of convertible component in convertible notes	-	-	(162)	-	-	-	(162)
Commitment for issuance of fixed number of ordinary shares	-	-	-	444	-	-	444
Other comprehensive income	-	-	-	-	-	9	9
Net loss	-	-	-	-	(2,645)	-	(2,645)

BALANCE AT DECEMBER 31, 2022	943,703,873	94	23,248	474	(26,402)	115	(2,471)
CHANGES DURING THE YEAR ENDED DECEMBER 31, 2023:
Issuance of shares for services	17,000,000	2	491	-	-	-	493
Issuance of shares under share purchase agreement	9,259,250	1	443	(444)	-	-	-
Issuance of shares for credit facility	3,232,016	*	123	-	-	-	123
Stock based compensation to service providers	508,900	*	9	21	-	-	30
Share based compensation	-	-	777	-	-	-	777
Warrants issued in connection with convertible notes	-	-	268	-	-	-	268
Commitment for issuance of fixed number of ordinary shares	-	-	-	1,407	-	-	1,407
Other comprehensive income	-	-	-	-	-	3	3
Net loss	-	-	-	-	(3,105)	-	(3,105)
BALANCE AT DECEMBER 31, 2023	973,704,039	97	25,359	1,458	(29,507)	118	(2,475)

(*)	Less than 1 thousand

The accompanying notes are an integral part of the consolidated financial statements.

CITRINE GLOBAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Year ended
	December 31
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(3,105)	(2,645)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2	2
Finance expenses, net	10	4
Financial expenses with respect to convertible notes and loans – related parties	451	637
Share-based compensation	1,078	787
Fair value adjustment of option to purchase MyPlant shares	291	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	246	(47)
Accounts payable and accrued expenses - related parties	1,255	1,274
Accounts payable and accrued expenses	(427)	(579)
Net cash used in operating activities	(199)	(567)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(4)
Repayment of short-term loan granted to others	-	15

Net cash provided by investing activities	-	11

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds under credit facility	130	80
Proceeds from issuance of convertible note	-	280

Net cash provided by financing activities	130	360

Effect of exchange rates on cash and cash equivalents	(1)	(7)

Net decrease in cash, cash equivalents	(70)	(203)

CASH, CASH EQUIVALENTS AT BEGINNING OF THE YEAR	77	280

CASH, CASH EQUIVALENTS AT END OF THE YEAR	7	77

The accompanying notes are an integral part of the consolidated financial statement

CITRINE GLOBAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Year ended
	December 31
	2023	2022
Supplemental disclosure of cash flow information:

Non-cash transactions:
Fair value of convertible component in convertible loan	-	(51)
Warrants issued in connection with convertible notes	(268)	(155)
Extinguishment of convertible notes	(83)	(162)
Issuance of shares for credit facility	123	-
Investment in IBOT for a fixed number of shares	1,407	-
Investment in MyPlant for a fixed number of shares	-	444

CITRINE GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL

Citrine Global, Corp. (“Citrine Global” or the “Company”) was incorporated under the laws of the State of Delaware on May 26, 2010. The Company’s common stock is traded in the United States on the OTC market under the ticker symbol “CTGL.”

On June 3, 2020 the Company established a wholly owned new Israeli subsidiary: CTGL – Citrine Global Israel Ltd, (the “Israeli Subsidiary”).

On August 20, 2020, the Israeli Subsidiary, Beezhome Technologies Ltd., a company owned and controlled by the Company’s Chief Executive Officer and Golden Holdings Neto Ltd., a company in which Ilan Ben-Ishay, a former director of the Company, holds shares, incorporated Cannovation Center Israel Ltd. (“Cannovation”). Israeli Subsidiary holds 60% of Cannovation’s shares, while each of Beezhome Technologies Ltd. and Golden Holdings Neto Ltd. holds 20% of its shares.

Financial support

On March 6, 2023 Cannovation and S.R. Accord Ltd., an Israeli company (“Lender”), entered into an 18-month credit facility agreement (the “Credit Facility”) pursuant to which Lender has committed to fund Cannovation in an aggregate amount of NIS 3,000,000 (approximately $857,000), as needed. At the time of each draw down, Cannovation and Lender will determine the maturity date of the loan. All amounts drawn under the Credit Facility will bear interest at a monthly rate of 1.7%. Cannovation has the right to pre-pay the entire amount outstanding under the Credit Facility at any time. As security for any loans under the Credit Facility, Cannovation granted the Lender a first priority lien on its rights to the 125,000 sq ft (11,687 sq meters) of industrial land in Yerucham (see note 4(1) below). The lien will become effective only if Cannovation utilizes the Credit Facility. If the market value of the Premises is less than the amount outstanding under the Credit Facility, then Lender will be entitled to additional security including additional shares of Citrine Global common stock, on such terms and conditions as the parties may agree. As additional security for any payments due to Lender, (i) Israeli Subsidiary, (ii) Beezhome and (iii) Netto Holdings, an unaffiliated entity under the partial control of Ilan Ben Ishay, a director on the board of Cannovation, as well as each of Ms. Elharar Soffer and Mr. Ben Ishay in their personal capacities, have provided guarantees for the repayment of any amounts that may be owing to Lender under the Credit Facility. Cannovation has agreed to indemnify Ms. Elharar Soffer and Mr. Ben Ishay for any losses they incur as a result of the guarantee.

On March 7, 2023, the Company issued to the Lender 2,154,677 shares of the Company’s common stock a commitment fee in respect of the provision of the Credit Facility.

As of the date of this report, Cannovation utilized NIS1,000,000 ( $280,000) of the credit line.

On August 2025, SR Accord extended the credit facility agreement with Cannovation Center Israel Ltd. (renamed SkyTech Orion Ltd.) until March 31, 2027. The facility is supported by guarantees of CTGL Citrine Global Israel Ltd. and Citrine Global Corp., as well as personal guarantees signed by Ora Elharar-Soffer, the Company’s CEO, and Lior Asher, a director of SkyTech Orion Ltd. With respect to the personal guarantees of Ora Elharar-Soffer and Lior Asher, the companies Cannovation Center Israel Ltd.(renamed SkyTech Orion Ltd ) CTGL Citrine Global Israel Ltd., and Citrine Global Corp. have confirmed, in line with prior Board resolutions, their undertaking to provide indemnification and comprehensive protections to the guarantors. See also Note 5 and 12D below.

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

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of expenses during the reporting periods. Significant estimates include share-based compensation and fair value measurements of the convertible notes and MY PLANT and IBOT options. Actual results could differ from those estimates.

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

CITRINE GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (cont.)

Warrant on the company’s shares

When the Company becomes a party to freestanding convertible instruments, the Company first analyzes the provisions of ASC 480 in order to determine whether the instrument should be classified as a liability, with subsequent changes in fair value recognized in the statements of operations in each period. Warrants to purchase Ordinary Shares are not within the scope of ASC 480, and as such the Company further analyzes the provisions of ASC 815-40 in order to determine whether the contract should be classified within equity or classified as a liability, with subsequent changes in fair value recognized in the statements of operations in each period.

Under ASC 815-40, contracts that are not indexed to the Company’s own stock are classified as liabilities recorded at fair value, The Company applies similar guidance to embedded conversion options that meet the definition of a derivative per ASC 815.

The Company reassesses the classification of a contract over its own equity under the guidance above at each balance sheet date. If classification changes as a result of events during the reporting period, the Company reclassifies the contract as of the date of the event that caused the reclassification. When a contract over own equity is reclassified from a liability to equity, gains or losses recorded to account for the contract at fair value during the period that the contract was classified as a liability are not reversed, and the contract is marked to fair value immediately before the reclassification.

Investments valued under the measurement alternative

The Company’s investments as described in Note 3 include equity securities in other companies for which the Company does not have significant influence or control, and fair value is not readily determinable. Accounting Standard Update (“ASU”) 2016-01 requires equity securities to be recorded at cost and adjusted to fair value at each reporting period. However, the guidance allows for a measurement alternative, which is to record investments at cost, less impairment, if any, and subsequently adjust for observable price changes of identical or similar investments of the same issuer.

Due to the lack of readily determinable fair values for such investments, the Company accounts for these investments under the measurement alternative at cost, less impairment.

The Company periodically performs qualitative impairment assessments on its investments recorded under the measurement alternative.

Impairment of long-lived assets

The Group’s long-lived assets are reviewed for impairment in accordance with ASC Topic 360, “Property, Plant and Equipment”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. No indicators of impairment have been identified as of December 31, 2023, and 2022.

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

The Company accounts for uncertainty in income tax in accordance with ASC Topic 740, which prescribes detailed guidance for the financial statement recognition, measurement and disclosure of tax positions. According to ASC Topic 740, tax positions must meet a more-likely-than-not recognition threshold. Recognized tax positions are measured as the largest amount that is greater than 50 percent likely to be realized. The Company’s accounting policy is to classify interest and penalties relating to income taxes under income taxes; however the Company did not recognize such items in its fiscal 2023 and 2022 financial statements and did not record any unrecognized tax benefits.

CITRINE GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (cont.)

Basic and diluted loss per ordinary share

Basic loss per share of Common Stock is computed by dividing the loss for the period applicable to holders of shares of Common Stock, by the weighed average number of shares of Common Stock outstanding during the period.

In computing diluted loss per share, basic loss per share is adjusted to reflect the potential dilution that could occur upon the exercise of potential shares. Accordingly, in periods of net loss, no potential shares are considered due to their anti-dilutive effect on loss per share.

Stock-based compensation

The Company measures and recognizes the compensation expense for all equity-based payments based on their estimated fair values in accordance with ASC 718, “Compensation-Stock Compensation”. Share-based payments including grants of stock options are recognized in the statement of operation as an operating expense based on the fair value of the award at the date of grant. The fair value of stock options granted is estimated using the Black-Scholes option-pricing model. The Company has expensed compensation costs, applying the accelerated vesting method, over the requisite service period or over the implicit service period.

The company’s accounting policy is to recognize forfeitures when they occur.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Balance as of December 31, 2023
	Level 1	Level 2	Level 3	Total
	US$ in thousands
Liabilities:
Fair value of convertible component in convertible notes	-	-	40	40
Total liabilities	-	-	40	40

	Balance as of December 31, 2022
	Level 1	Level 2	Level 3	Total
	US$ in thousands
Liabilities:
Fair value of convertible component in convertible notes	-	-	161	161
Total liabilities	-	-	161	161

The following table presents the changes in fair value of the level 3 liabilities for the years ended December 31, 2023 and 2022:

US$ in thousands
Liabilities:
Outstanding at December 31, 2021	-
Initial recognition of convertible component as part of modification in note terms	201
Initial recognition of convertible component as part of convertible notes issued	103
Changes in fair value	(143)
Outstanding at December 31, 2022	161
Initial recognition of convertible component as part of convertible notes issued	8
Changes in fair value	(129)
Outstanding at December 31, 2023	40

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

Loan Issuance costs

As mentioned in Note 5, the Company has received a credit line from a lender. The Company has issued to the lender and a consultant shares of the Company’s common stock as a commitment fee in respect of the provision of the Credit Facility. The commitment fee is recognized as a prepaid expense. Upon each utilization of the credit line, the Company recognizes a proportionate part of the commitment fee and records that part as financial expenses.

Accounting Standards Not Yet Adopted

Segment Reporting: In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures requires incremental disclosures related to an entity’s reportable segments, including (i) significant segment expense categories and amounts for each reportable segment that are provided to the chief operating decision maker (“CODM”), (ii) an aggregate amount and description of other segment items included in each reported measure, (iii) all annual disclosures about a reportable segment’s profit or loss and assets required by Topic 280 to be disclosed in interim periods, (iv) the title and position of the individual or the name of the group identified as the CODM and (v) an explanation of how the CODM uses the reported measures of segment profit or loss to assess performance and allocate resources to the segment. The standard improves transparency by providing disaggregated expense information about an entity’s reportable segments. The standard does not change the definition of a segment, the method for determining segments or the criteria for aggregating operating segments into reportable segments. This guidance is effective for annual reporting periods beginning after December 15, 2023, and interim reporting periods beginning after December 15, 2024. The Company adopted the ASU and it did not have a material impact on its financial statement.

Income Taxes: In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU add specific requirements for income tax disclosures to improve transparency and decision usefulness. The guidance in ASU 2023-09 requires that public business entities disclose specific categories in the income tax rate reconciliation and provide additional qualitative information for reconciling items that meet a quantitative threshold. In addition, the amendments in ASU 2023-09 require that all entities disclose the amount of income taxes paid disaggregated by federal, state, and foreign taxes and disaggregated by individual jurisdictions. The ASU also includes other disclosure amendments related to the disaggregation of income tax expense between federal, state and foreign taxes. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this update should be applied on a prospective basis and retrospective application is permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures.

CITRINE GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (cont.)

In November 2024, the FASB issued ASU No. 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the requirements related to accounting for the settlement of a debt instrument as an induced conversion. The amendments in this update are effective for annual reporting periods beginning after December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.

In June 2022, the FASB issued ASU 2022-03 (“ASU 2022-03”), ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” (“ASC 820”). ASU 2022-03 amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. ASU 2022-03 applies to both holders and issuers of equity and Equity-Linked Securities measured at fair value. The amendments in ASU 2022-03 are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The company is currently assessing what impact, if any, that ASU 2022-03 would have on its financial position, results of operations or cash flows.

In November 2024, the FASB issued ASU No. 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The ASU improves the disclosures about a public business entity’s expense and provides more detailed information about the types of expenses in commonly presented expense captions. The amendments require that at each interim and annual reporting period an entity will, inter alia, disclose amounts of purchases of inventory, employee compensation, depreciation and amortization included in each relevant expense caption (such as cost of sales, SG&A and research and development). Amounts remaining in relevant expense captions that are not separately disclosed will be described qualitatively. Certain amounts that are already required to be disclosed under currently effective U.S GAAP will be included in the same disclosure as the other disaggregation requirements. The amendments also require disclosing the total amount of selling expenses and, in annual reporting periods, the definition of selling expenses. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures.

NOTE 3 - INVESTMENT VALUED UNDER THE MEASUREMENT ALTERNATIVE

	December 31,
	2023	2022
	U.S. Dollars in thousands
Nanomedic Technologies Ltd. )See A below)	450	450
MyPlant Bio Ltd. (See B below)	153	(*)444
iBOT Israel Botanicals Ltd. (See C below)	(**)1,407	-
	2,010	894

(*)	Include shareholders option in amounts of $291 thousand.
(**)	Include shareholders option in amounts of $747 thousand.

CITRINE GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - INVESTMENT VALUED UNDER THE MEASUREMENT ALTERNATIVE (cont.)

A.	On June 22, 2020, the Company entered into a share purchase agreement with Nanomedic Technologies Ltd., an Israeli private company and a related party as further described below (“Nanomedic”) as part of an A-1 funding round open only to existing Nanomedic shareholders and their affiliates. Nanomedic developed SpinCare™, a system that integrates electrospinning technology into a portable, bedside device, offering immediate wound and burn care treatment. The Company paid $450 thousand for A-1 preferred shares of Nanomedic and also received warrants to purchase A-1 preferred shares. Such investment represents a holding of approximately 3.3% in Nanomedic. The round raised approximately $2.2 million in total. The Company accounts for the investment in Nanomedic in accordance with the provisions of ASC 321, “Investments - Equity Securities”, and elected to use the measurement alternative therein. The investment will be re-measured upon future observable price change(s) in orderly transaction(s) or upon impairment, if any. No such observable price changes have occurred during 2023 and 2022. See note 12M below.

B.	On December 30, 2022, the Company, MyPlant Bio Ltd., a company incorporated under the laws of Israel (“MyPlant”), Cannasoul Analytics Ltd., a company incorporated under the laws of Israel (“Cannasoul”), and PurPlant Inc., a company duly incorporated under the laws of Canada (“PurPlant”) (Cannasoul and PurPlant are collectively referred to as the “Shareholders”), and Professor Dedi Meiri, an Israeli individual (“Prof Meiri”) entered into the Share Purchase and Option Agreement (the “Share Purchase and Option Agreement”) for the purchase by the Company of up to 55% of MyPlant’s issued and outstanding share capital on a fully diluted basis

The Company purchased from the Shareholders an aggregate of 15,211 ordinary shares of MyPlant (the “MyPlant Shares”) representing, on a fully diluted basis, 10% of the outstanding MyPlant Shares, in consideration for the payment of $444,444 by the issuance by the Company to the selling Shareholders of an aggregate of 9,259,250 shares of the Company’s common stock. On January 12, 2023 the company issued the shares above.

In addition, under the Share Purchase and Option Agreement, the Company was granted an option by the MyPlant shareholders to purchase an additional 35% of MyPlant Shares, on a fully diluted basis (the “Shareholders Option”), in consideration of $1,555,556 payable by the issuance of up to 32,407,417 shares of the Company’s common stock to the MyPlant shareholders, and a separate option by MyPlant to purchase an additional 10% of the MyPlant Shares, on a fully diluted basis (the “MyPlant Option”), in consideration of $444,444, which is payable, in the Company’s sole discretion, in cash or in the issuance to MyPlant of up to 9,259,250 shares of our common stock.

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

The transactions under the Share Purchase and Option Agreement are based on a MyPlant company valuation of approximately $4.45 million. The Company is authorized at any time on or before the Option Expiry Date to obtain an independent third-party valuation of MyPlant. If it is determined by such third party valuation that MyPlant’s valuation is less than $4.45 million, the consideration payable in respect of the exercise price of the options will be accordingly adjusted, provided however that in any case MyPlant’s valuation in the transaction shall not be below US$1,000,000.

On September 28, 2023, the Company and MyPlant entered into an amendment of the Share Purchase and Option Agreement to extend to December 31, 2023 the Option Expiry Date available to the Company to purchase an additional 45% of MyPlant’s share equity, on a fully diluted basis. All other terms and conditions of the Share Purchase and Option Agreement remain in full force and effect. The Option expired on December 31, 2023, unexercised.

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

NOTE 3 - INVESTMENTS VALUED UNDER THE MEASUREMENT ALTERNATIVE (cont.)

Fair Value Proportional Allocation

The Company estimated the fair value of Shareholders Option using the Monte Carlo option pricing model using the following weighted average assumptions:

December 31, 2022
Dividend yield	0%
Risk-free interest rate	4.71%
Expected term (years)	0.78
Company’s volatility	114.80%
MyPlant share price (U.S. dollars)	10.04
MyPlant volatility	55.29%

The fair value of the Shareholders Option as of December 31, 2023 and 2022 was estimated at $0 and $291 thousand, respectively.

Based on the above, the fair value proportion allocation as of December 31, 2022 was as follows:

December 31, 2022
Shareholders option	$291
MyPlant’s shares	153
$444

As of December 31, 2023, the shareholders’ option expired, resulting in a $291 thousand reduction in fair value recognized in the statement of operations.

CITRINE GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - INVESTMENTS VALUED UNDER THE MEASUREMENT ALTERNATIVE (cont.)

C.	On November 2, 2023, the Board of Directors the Company determined to seek an agreement with iBOT Israel Botanicals Ltd. (“iBOT”) pursuant to which the Company, would purchase, on an initial basis, a 19% equity stake in iBOT with an option to increase the Company’s equity holdings to 51% (the “Shareholders option”), on terms and conditions acceptable to the Company and iBOT. It was determined that the offered purchase price would be based on the discounted pre-company valuation of iBOT prepared by an independent third-party valuator commissioned by the Company of $10,000,000. It was also determined by the Board that consideration for the initial 19% equity stake would be by way of a share exchange with iBOT and the balance of the consideration would be by way of combination of shares and cash as agreed to by the Company and iBOT. It was also agreed that all Company share issuance to iBOT would be calculated a per share price of $0.027, representing then the highest closing price of the Company’s common stock during the preceding 30 day period.

As of the date of the approval of this report the option has lapsed.

The options to purchase IBOT’s shares were also accounted using the measurement alternative. Since the options’ value are subject to the changes in Citrine shares’ value, there are indicators to a change in the options’ value at each reporting date, and therefore the following valuation method was implemented.

For the purpose of purchase price allocation, the Company estimated the fair value of Shareholders Option using the Monte Carlo option pricing model using the following weighted average assumptions:

December 31, 2023
Dividend yield	0%
Risk-free interest rate	5.26%
Expected term (years)	0.5
IBOT share price (U.S. dollars)	0.434
IBOT volatility	52.21%

The fair value of the Shareholders Option as of December 31, 2023 was estimated at 747 thousand.

Based on the above, the fair value proportion allocation as of December 31, 2023 was as follows:

December 31, 2023
Shareholders option	$747
IBOT’s shares	660
$1,407

CITRINE GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - PROPERTY AND EQUIPMENT, NET

	December 31,
	2023	2022
	U.S. Dollars in thousands
Computers and office equipment	10	10
Payment on land lease	218	224
	228	234
Less - accumulated depreciation	(10)	(4)
Total property and equipment, net	218	230

In the years ended December 31, 2023 and 2022, depreciation expenses amounted to US$2.

On July 13, 2021, the Ministry of Economy of the Israeli government recommended to the Israel Land Authority (“ILA”) that it approve a grant of 11,687 square meters of industrial parcel of land in Yerucham, Israel (the “Land”) for Cannovation to build the Cannovation Center, at a subsidized price and exempt from a tender procedures typically required under Israeli law, to include factories, laboratories, logistics and a distribution center for the medical botanicals industries. As noted, Citrine Global owns 60%  of the share capital of Cannovation, through the Israeli Subsidiary. Cannovation is in process of receiving the required building permits and approvals to start the construction and is in process with several financing entities in the area of real-estate financing.

During December 2021, Cannovation remitted to the Israeli Ministry of the Economy and the ILA the aggregate amount of NIS 688 thousand ($196 thousand on the date of payment) to obtain the rights to the Land. The discounted amount paid is part of the grant by the Israeli government under government programs to encourage industrial development in Southern Israel. The amount remitted represents the sum total amount that Cannovation is required to pay as the purchase price for the Land.

Under the Agreement, Cannovation committed to build and develop an Operational Production and Innovation Center in accordance with the time frames, terms and conditions of the Agreement. Typically, the initial time frame for completing the development is four (4) years, subject to extensions that the ILA may approve. Upon completion of the development within the time frames and other requirements specified in the Agreement, Cannovation will be entitled, subject to Israeli law, to long term lease agreement (49 years) to the Land (equivalent to ownership rights as most of the land in Israel is government owned and when marketed usually the developers are granted with development/long lease rights).

The Company has also capitalized $24 thousand of related expenses as land costs.

On February 8, 2022, Cannovation received from the ILA a counter-signed development agreement to purchase rights for long term lease to 11,687 square meters of Land for purposes of building the Operational Production and Innovation Center l, which is intended to include factories, laboratories, logistics and a distribution center for the botanicals industries.

See also Note 12G below.

CITRINE GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – SHORT TERM LOANS

On March 6, 2023 Cannovation and S.R. Accord Ltd., an Israeli company (“Lender”), entered into an 18-month credit facility agreement (the “Credit Facility”) pursuant to which Lender has committed to fund Cannovation in an aggregate amount of NIS 3,000,000 (approximately $857,000), as needed. At the time of each draw down, Cannovation and Lender will determine the maturity date of the loan. All amounts drawn under the Credit Facility will bear interest at a monthly rate of 1.7%. Cannovation has the right to pre-pay the entire amount outstanding under the Credit Facility at any time. As security for any loans under the Credit Facility, Cannovation granted the Lender a first priority lien on its rights to the 125,000 sq ft (11,687 sq meters) of industrial land in Yerucham (“the Premises”). The lien will become effective only if Cannovation utilizes the Credit Facility. If the market value of the Premises is less than the amount outstanding under the Credit Facility, then Lender will be entitled to additional security including additional shares of Citrine Global common stock, on such terms and conditions as the parties may agree. As additional security for any payments due to Lender, (i) the Israeli Subsidiary, (ii) Beezhome and (iii) Netto Holdings, an unaffiliated entity under the partial control of Ilan Ben Ishay, a director on the board of Cannovation, as well as each of Ms. Elharar Soffer and Mr. Ben Ishay have, in their personal capacities, provided guarantees for the repayment of any amounts that may be owing to Lender under the Credit Facility. The Company, CTGL – Citrine Global Israel Ltd. and Cannovation have agreed to indemnify Ms. Elharar Soffer and Mr. Ben Ishay for any losses they incur as a result of the personal guarantees.

On March 7, 2023, the Company issued to the Lender and a consultant 3,232,016 shares of the Company’s common stock as a commitment fee in respect of the provision of the Credit Facility (valuated at $123 thousand). As of December 2023, Cannovation utilized NIS660,000 ( $182,000) of the credit line.

See also Note 12D below and Note 1 above.

NOTE 6 – CONVERTIBLE NOTES

A.	On April 1, 2020 the Company entered into a Convertible Note Purchase Agreement (the “CL Agreement”) with Citrine S A L , WealthStone Private Equity Ltd, WealthStone Holdings Ltd, Golden Holdings Neto Ltd, Beezhome Technologies Ltd, Citrine Biotech 5 LP, Citrine High Tech 6 LP, Citrine High Tech 7 LP, Citrine 8 LP, Citrine 9 LP and Citrine Biotech 10 LP (together, the “Buyer”), all of which are related parties of the company . Under the CL Agreement, the Buyer agreed to purchase and the Company agreed to issue and sell, for up to an aggregate principal amount of up to $1,800 thousand, notes convertible into shares of Common Stock of the Company (the “Notes”), with a drawdown period starting on April 1, 2020 and ending upon the earlier of (i) 6 months thereafter and (ii) the consummation of a public offering by the Company. The CL Agreement originally provided that the Notes will bear an annual interest rate of six percent (6%) and that the conversion price per share of Common Stock shall equal 85% multiplied by the market price (as defined in the Notes), representing a discount of 15%, and that each Note will mature 18 months following the payment date.

On April 19, 2020 and June 12, 2020, the Company provided draw down notices under the CL Agreement for amounts of $170 thousand and $1 million, respectively, which were received in cash by the Company.

CITRINE GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – CONVERTIBLE NOTES (cont’d)

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

B.	On June 24, 2021, the Company received from Citrine 8 LP, a related party, a convertible loan of $350 thousand made under and pursuant to the CL Agreement. Citrine 8 LP agreed to honor a Draw Down Notice for, and advanced to the Company, $350 thousand, under the terms of the CL Agreement. As provided for under the terms of the CL Agreement, Citrine 8 LP was also issued 10,500,105 A warrants and 10,500,105 B warrants for shares of common stock, where the A warrants are exercisable beginning December 24, 2021 through December 24, 2023 and the B warrants, in each case at a per share exercise price of $0.10 (the “June 24 Agreement”).

C.	On August 13, 2021, the Company and the holders of $1,520 thousand in principal amount under the CL Agreement as detailed in Note 5A and 5B above, entered into an additional agreement pursuant to which, among other things, the following terms were effected:

(i)	Extension of the maturity date on the Outstanding CL Notes to July 31, 2023, provided, that if the Company consummates prior to maturity an investment of at least $5 million of the Company’s securities, then the Company shall repay the principal amount and accrued interest of the Notes from such proceeds;
(ii)	Amendment of the conversion price on the Outstanding CL Notes to a fixed conversion price of $0.10 per share; and
(iii)	Confirming the agreement of the holders of the Outstanding CL Notes to honor draw down notice for balance of remainder of the $1,800 thousand originally committed to under the CL Agreement (i.e., $280 thousand) through March 31, 2022.

D.	On January 5, 2022, Citrine 9 LP, one of the Buyer entities (hereinafter “Citrine 9”) agreed to honor a Draw Down Notice (as defined in the Convertible Note Agreement) for, and has advanced to the Company, $180 thousand on the same terms and conditions as are specified in the Convertible Note Agreement. The maturity date of the loan is the earlier of July 31, 2023 or at such time as the Company shall have consummated an investment of at least $5 million in Company securities. The annual interest on the loan continues to be nine percent (9%). The principal and interest payment on the Note shall be made in New Israeli Shekels (NIS) at the conversion rate which was in effect on the date on which the loan was advanced.

CITRINE GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – CONVERTIBLE NOTES (cont’d)

E.	On January 5, 2022, Citrine 9 LP, one of the Buyer entities (hereinafter “Citrine 9”) agreed to honor a Draw Down Notice (as defined in the Convertible Note Agreement) for, and has advanced to the Company, $180 thousand on the same terms and conditions as are specified in the Convertible Note Agreement. The maturity date of the loan is the earlier of July 31, 2023 or at such time as the Company shall have consummated an investment of at least $5 million in Company securities. The annual interest on the loan continues to be nine percent (9%). The principal and interest payment on the Note shall be made in New Israeli Shekels (NIS) at the conversion rate which was in effect on the date on which the loan was advanced.

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

CITRINE GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – CONVERTIBLE NOTES (cont’d)

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

The fair value of the convertible component was estimated by the third-party appraiser after giving effect to the weighted average of the two possible scenarios as of issuance dates was $48 thousand.

Warrants

The fair value of the warrants as of the drawdowns dates was estimated at $255 thousand using the Black-Scholes option-pricing model and is presented within the consolidated statements of changes in shareholders deficit.

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

CITRINE GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – CONVERTIBLE NOTES (cont’d)

Fair Value Proportional Allocation

The fair value of the note was estimated at $154 thousand. The note is accounted for according to the effective interest method.

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

The Company concluded that the change in terms does not give rise to a troubled debt restructuring, as no concession was given to the Company.

Therefore, the Company went on to assess whether the terms of the modified note are substantially different. The Company concluded that the change in terms should be accounted for as a debt extinguishment.

In accordance with ASC 815-15-35-4, since the embedded conversion option in the convertible debt meets the bifurcation criteria, the fair value of the conversion component calculated as of January 5, 2022, in the amount of $162 thousand, was reclassified from shareholders equity to liability at that date.

F.	On July 15, 2022, Citrine 9 LP, (hereinafter “Citrine 9”), one of the related entities and a signatory lender (to the Convertible Note Purchase Agreement entered into by the Company and several related parties (hereinafter the “Buyers”) in April 2020, as subsequently amended (the “CL Agreement”) agreed to honor a Draw Down Notice for, and has advanced to the Company, $100,000 on the same terms and conditions as are specified in the CL Agreement. The annual interest on the loan continues to be nine percent (9%). The principal and interest payment on the Note are to be made in New Israeli Shekels (NIS) at the conversion rate which was in effect on the date on which the loan was advanced. In connection with the loan, Citrine 9 is entitled to 8,333,333 Series A warrants and 8,333,333 Series B warrants for shares of common stock, where the Series A warrants are exercisable beginning January 15, 2023 through July 15, 2024 and the Series B warrants are exercisable beginning January 15, 2023 through July 15, 2025, in each case at an exercise price of $0.05 per share. On August 9, 2022, the Company’s board of directors agreed to extend the maturity date on the loans to October 31, 2023, and to extend the exercise period of the warrants through August 9, 2027.

CITRINE GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – CONVERTIBLE NOTES (cont’d)

The Company allocated the proceeds received to the freestanding components – the convertible loan, A Warrants and B Warrants, based on their relative fair values, since all three components will not be subsequently measured at fair value (see below).

Conversion feature

In accordance with ASC 815-15-25 the conversion feature was considered a liability classified embedded derivative instrument and is to be recorded at its fair value separately from the convertible notes, within non-current liabilities in the Company’s balance sheet. The conversion component is then remeasured at fair value at each reporting period with the resulting gains or losses shown in the statements of operations.

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

CITRINE GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – CONVERTIBLE NOTES (cont’d)

The fair value of the convertible component was estimated by the third-party appraiser after giving effect to the weighted average of the two possible scenarios as of issuance dates was $4 thousand.

Warrants

The fair value of the warrants as of the drawdowns dates was estimated at $115 thousand using the Black-Scholes option-pricing model and is presented within the consolidated statements of changes in shareholders equity (deficit).

The following are the data and assumptions used as of July 15, 2022:

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

Fair Value Proportional Allocation

The fair value of the note was estimated at $93 thousand. The note is accounted for according to the effective interest method.

Based on the above, the fair value proportion allocation as of July 15, 2022 was as follows:

July 15, 2022 (US dollars in thousands)
Conversion Component	$4
Warrants	55
Convertible Notes	41
Total	$100

CITRINE GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – CONVERTIBLE NOTES (cont’d)

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

The Company concluded that the change in terms does not give rise to a troubled debt restructuring, as no concession was given to the Company.

Therefore, the Company went on to assess whether the terms of the modified note are substantially different. The Company concluded that the change in terms of the loans should be accounted for as a debt extinguishment.

Following the abovementioned amendment on August 9, 2022, the changes in the fair value of the conversion component and the warrants in the amount of $51 thousand and $354 thousand, respectively were recorded as interest expenses.

H.	On August 9, 2022, the Board agreed to issue to the related entities who advanced an aggregate of $1,170 thousand in convertible loans under the CL Agreement on or before June 15, 2020 warrants for a total 5,589,172 shares of common stock, exercisable through August 9, 2027 at a per share exercise price of $0.05, in replacement of the Series A warrants for an identical number of shares issued in June 2020 in connection with such loans, which had expired. The issuance was accounted for as part of loan modification described in Note 6G.

The fair value of the warrants as of the drawdowns dates was estimated at $98 thousand using the Black-Scholes option-pricing model and is presented within the consolidated statements of changes in shareholders deficit.

The following are the data and assumptions used:

Warrants A
Dividend yield (%)	0%
Risk-free interest rate (%)	2.97%
Expected term (years)	5
Volatility	152.9%
Share price (U.S. dollars)	0.02
Exercise price (U.S. dollars)	0.05
Fair value of the warrants (U.S. dollars in thousands)	98

I.	On September 30, 2022, the Company received a loan from Citrine S A L Hi Tech 7 LP, an Israeli limited partnership and related parties of the company (the “Lender”), in the principal amount of $80,000. The loans bears interest at 12% per annum and is scheduled to mature on December 15, 2022. The principal and interest payment on the loan are to be made in New Israeli Shekels (NIS) at the exchange rate which was in effect on the date on which the loan was advanced. The Lender has the option, upon written notice to the Company and subject to the Company’s consent, to extend the maturity date of the loan (the “Maturity Date extension Notice”). The Lender is to provide the Maturity Date extension Notice by no later than December 5, 2022. The lender did not provide such a notice by December 31, 2022. See J below.

CITRINE GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – CONVERTIBLE NOTES (cont’d)

J.	On January 30, 2023 Citrine S A L Hi Tech 7 LP agreed to change the terms of this loan, which amounted to $83,000 (including accrued interest) such that such terms shall be adjusted on a pro-rata basis, to those terms applicable to the Company’s convertible notes then outstanding under the Convertible Note Agreement (as detailed in note 6 A above).

As provided for under the terms of the Convertible Note Agreement, Citrine 7 will be issued 6,666,667 warrants for shares of common stock, where the Series A and B warrants are exercisable through August 9, 2027, at an exercise price of $0.05 per share.

The Company concluded that the change in term does not constitute a troubled debt restructuring. Thereafter, the Company applied the guidance in ASC 470-50, Modifications and Extinguishments. The accounting treatment is determined by whether terms of the new debt and original debt are substantially different.

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

The extinguishment resulted in a loss of $266 thousand, included in the statements of operations as “Expenses related to convertible loan terms”.

CITRINE GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – CONVERTIBLE NOTES (cont’d)

The components of the new loan were valuated as follows:

Conversion feature

In accordance with ASC 815-15-25 the conversion feature was considered a liability classified embedded derivative instrument and is to be recorded at its fair value separately from the convertible notes, within non-current liabilities in the Company’s balance sheet. The conversion component is then remeasured at fair value at each reporting period with the resulting gains or losses shown in the statements of operations.

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

The fair value of the convertible component was estimated by the third-party appraiser after giving effect to the weighted average of the two possible scenarios as of issuance dates was $8 thousand.

Warrants

The fair value of the warrants as of January 30, 2023 was estimated at $268 thousand using the Black-Scholes option-pricing model and is presented within the consolidated statements of changes in shareholders equity (deficit).

CITRINE GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – CONVERTIBLE NOTES (cont.)

K.	On January 30, 2023 the Company and each of Citrine High Tech 7 LP (“LP 7”), Citrine 8 LP (“LP 8 “) and Citrine 9 LP (“LP 9”; together with LP 7 and LP 8, the “Lending LP”), the lending entities under and parties to the Convertible Note Purchase Agreement entered into by the Company and several related parties in April 2020, as subsequently amended (the “CL Agreement”), have entered into an agreement (the “Agreement”) pursuant to which they have agreed to extend the maturity date on all outstanding convertible loans in the principal amount of $1,800,000 under the CL Agreement to May 31, 2024.

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

The Company concluded that the above-mentioned change in terms constitutes a troubled debt restructuring, due to its financial condition and the concession that the above mentioned changes provided.

Therefore, the Company concluded that the change in terms should be accounted for as a modification. A new effective interest rate was established based on the carrying value of the debt and the revised cash flows.

On May 9, 2023, the Company’s Board determined to provide that until the earlier of the satisfaction in full of the convertible loans or the termination of the exercise period of the warrants for an aggregate of 62,178,554 shares previously issued to the Lending LPs (the “Warrants”), if the Company’s common stock were to be listed on the Nasdaq Stock Market and the per share public price of the offering accompanying such listing is less than the then current exercise price of the Warrants, then the Warrant exercise price shall be adjusted to that of the public offering price, provided that if such listing and accompanying offering do not occur by September 30, 2023, then the exercise price of the Warrants shall remain at its then current exercise price or may be adjusted to a lower exercise price as determined by Company’s Board and in agreement with the Lending LPs. As the offering has not been achieved by June 26, 2023, the Board decided that the Warrant exercise price shall remain unchanged at $0.05 and also provide that the upon future the implementation of the reverse split, the Warrants per share exercise price would be unaffected by the reverse split and would remain at $0.05 though the number of warrant shares would be subject to the reverse stock split.

L.	On November 14, 2023, the holders of the convertible loans issued under the Loan Agreement which is comprised of Citrine SAL High Tech 7 LP, Citrine SAL Biotech 8 LP, and Citrine SAL Biotech 9 LP (collectively, the “LPs”) entered into a binding LOI pursuant to which the LPs agreed to extend the maturity date of the convertible loans from May 2024 to December 31, 2024. See Note 12I below.

The Company concluded that the change in terms does not constitute a troubled debt restructuring, as it doesn’t include a concession in the present value of the debt .The Company concluded that the change in terms should be accounted for as a non-substantial modification, with a new effective interest rate established based on the carrying value of the debt and revised cash flows.

CITRINE GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – CONVERTIBLE NOTES (cont.)

M.	As of December 31, 2022, the fair value of the convertible component was estimated by third party appraiser as weighted average of the two possible scenarios of the total convertible notes amount conversion (20% probability for scenario 1 and 80% probability for scenario 2):

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

The fair value of the convertible component was estimated by the third-party appraiser after giving effect to the weighted average of the two possible scenarios as of December 31, 2022, was $161 thousand.

CITRINE GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – CONVERTIBLE NOTES (cont.)

M.	As of December 31, 2023, the fair value of the convertible component was estimated by third party appraiser as weighted average of the two possible scenarios of the total convertible notes amount conversion (20% probability for scenario 1 and 80% probability for scenario 2):

The scenario in which the convertible loans would be converted prior to their maturity (scenario 1) was estimated by the appraiser using the Black-Scholes option pricing model, to compute the fair value of the derivative and to market the fair value of the derivative at each balance sheet date. The following are the data and assumptions used as of the balance sheet date:

December 31, 2023
Dividend yield	0%
Risk-free interest rate	5.26%
Expected term (years)	1
Volatility	117.2%
Share price (U.S. dollars)	0.02
Exercise price (U.S. dollars)	0.05
Fair value of the conversion feature (U.S. dollars in thousands)	198
Weighted fair value based on scenario probability (U.S. dollars in thousands)	40

The scenario in which the Company would raise at least $5 million prior to conversion of the convertible loan (scenario 2) was estimated by the appraiser at no fair value since it was estimated that along with such raise the convertible loans would be converted at market price.

The fair value of the convertible component was estimated by the third-party appraiser after giving effect to the weighted average of the two possible scenarios as of December 31, 2023, was $40 thousand.

NOTE 7 – SHAREHOLDERS’ EQUITY

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

Transactions:

On February 15, 2022, the Company signed an investor relations service agreement with a consultant pursuant to which the Company agreed to pay the consultant a monthly retainer of $5,000 and in addition, to issue the consultant 1,800,000 restricted shares of common stock, to be issued in three tranches. In the event that the agreement is terminated prior to the issuance date, the remaining share obligation shall be void. On July 28, 2022, by mutual agreement the Company and the counterparty consultant terminated the agreement and the Company agreed to issue to the counterparty consultant 600,000 restricted shares. On August 26, 2022, the Company issued the shares to the consultant. The Company estimated the value of the shares issued based on the share price at the agreement date at $13 thousand and were recorded as share-based compensation expenses.

CITRINE GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – SHAREHOLDERS’ EQUITY (cont.)

On August 26, 2022 the Company issued 535,867 shares to Intelicanna Ltd in respect to its strategic partnership agreement signed on May 31, 2020.

On March 7, 2023, the Company issued SR ACCORD 2,154,677 shares of the Company’s common stock a commitment fee in respect of the provision of the Credit Facility. The Company determined the value of the shares issued at $82,000 based on the share price at the agreement date of which $18 thousand were recorded as finance expenses and the remaining were recorded as pre-paid expenses.

On March 18, 2023, the Company issued to a consultant 1,077,339 shares of the Company’s common stock in respect of the provision of the Credit Facility. The Company determined the value of the shares issued at $41,000 based on the share price at the agreement date of which $9 thousand were recorded as finance expenses and the remaining were recorded as pre-paid expenses.

On May 25, 2023, the Company issued a consultant 9,000,000 shares of the Company’s common stock in respect of IRPR services. The Company determined the value of the shares issued at $333,000 based on the share price at the agreement date of which $278 thousand were recorded as marketing, general and administrative expenses and the remaining were recorded as pre-paid expenses.

On November 28, 2023, the Company issued a consultant 8,000,000 shares of the Company’s common stock in respect of services. The Company determined the value of the shares issued at $160,000 based on the share price at the agreement date of which $160 thousand were recorded as marketing, general and administrative expenses.

CITRINE GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCK OPTIONS

On August 15, 2021, the Company’s board of directors determined to increase the number of shares reserved for issuance under the 2018 Stock Incentive Plan (the “2018 Plan”) to 90,000,000 shares of common stock thereunder and recommended to the Company shareholders to approve the increase in the pool. The Board also determined to grant to each of Ilanit Halperin and David Kretzmer, directors of the Company, a grant of options to purchase 9,425,680 shares of common stock, and Doron Birger, a Company director, options to purchase 2,365,420 shares, in each case at per share exercise price of $0.05 per share. The options vest over a two year period, in eight (8) equal installments, with the first instalment vesting on the third month anniversary of each individual’s start date and each further instalment on each subsequent third month anniversary, where the start date is, in the case of Ilanit Halperin February 27, 2020, in the case of Doron Birger September 20, 2020 and in the case of David Kretzmer is March 1, 2021, subject to such individual’s continued service with the Company. These options expire 5 years from the grant date. The total recognized tax benefit related to the share-based payments, after valuation allowance, totaled to zero.

On December 29, 2021 the Company’s board of directors approved the grants of the options.

The fair value at December 29, 2021 was determined using the Black-Scholes pricing model, assuming a risk free rate of 1.29%, a volatility factor of 152.1%, dividend yields of 0% and an expected life of 5 years. The Company estimated the fair value of each option granted at December 29, 2021 at $0.022, totaling $519 thousand.

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

Director/Officer	Number of Options
Ora Elharar Soffer (Chairperson, CEO)	47,128,400
Ilanit Halperin (Director, CFO)	18,851,360
Ilan Ben Ishay (Director – see note 12E)*	18,851,360
Doron Birger (Director see note 12C)*	2,356,420
David Kretzmer (Director)	2,356,420

CITRINE GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCK OPTIONS (cont.)

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

The following table presents the Company’s stock option activity for employees and directors of the Company for the years ended December 31, 2022:

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

CITRINE GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCK OPTIONS (cont.)

In determining the fair value of the options granted, the Company used the Black-Scholes option valuation method, with the following assumptions:

2022
Dividend yield (%)	0%
Risk-free interest rate (%)	0.07% - 3.20%
Expected term (years)	5-7
Volatility	164.84% - 174.46%
Share price (U.S. dollars)	0.015 - 0.020
Exercise price (U.S. dollars)	0.022 – 0.05
Estimated total fair value of options granted (U.S. dollars thousands)	1,837

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

The following table presents the Company’s stock option activity for employees and directors of the Company for the year ended December 31, 2023:

	Number of Options	Weighted Average Exercise Price ($)
Outstanding at December 31, 2022	122,529,342	0.026
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at December 31, 2023	122,529,342	0.026
Number of options exercisable at December 31, 2023	64,641,085	0.031

The stock options outstanding as of December 31, 2023, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options vested
$	As of December 31, 2023
0.0011	46,762	3	46,762
0.02	42,415,560	1.61	17,673,150
0.022	47,128,400	1.61	19,636,833
0.05	32,938,620	3.01	27,284,340
	122,529,342		64,641,085

Compensation expense recorded by the Company in respect of its stock-based compensation awards for the year ended December 31, 2023 were $777 thousand and are included in General and Administrative expenses in the Statements of Operations.

CITRINE GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCK OPTIONS (cont.)

As of December 31, 2023, there was $330 of total unrecognized compensation cost related to non-vested options. The cost is expected to be recognized over a weighted average period of 2 years.

The aggregate intrinsic value of the awards outstanding as of December 31, 2023 is $228 These amounts represent the total intrinsic value, based on the Company’s stock price of $0.02 as of December 31, 2023, less the weighted exercise price.

NOTE 9 – RELATED PARTIES

A.	Transactions and balances with related parties

	Year ended December 31
	2023	2022
	U.S. Dollars in thousands

Research and development expenses:
Directors compensation and fees to officers	96	105
	96	105

General and administrative expenses:
Directors compensation and fees to officers (*)	1,255	1,274
(*) Share based compensation	777	702

Financing expenses, net:
Financial expenses related to convertible loan	451	637
Interest on loan	-	2

B.	Balances with related parties:

	As of December 31,
	2023	2022
	U.S. Dollars in thousands

Current Liabilities:
Short term loan	-	82
Accounts payable	180	120
Accrued compensation	1,898	1,384

Non-current Liabilities:
Convertible notes	2,202	1,814

CITRINE GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – RELATED PARTIES (CONT.)

C.	Commencing in February 2020, Ora Elharar Soffer, CEO and Chairperson of the Board, was entitled to a monthly fee of $20 thousand and certain reimbursements, such as vehicle, traveling, lodging and other expenses on behalf of the Company, the payment of such compensation was deferred until the Company consummates an investment of at least $1.8 million in the Company’s securities.

In addition, on August 15, 2021, the board of directors of Cannovation determined to adjust the compensation of the Chairperson (and interim Chief Executive Officer), Ora Elharar Soffer, to $10 thousand per month, in each case retroactive to July 1, 2021. These amounts would be paid at such time as Cannovation shall become due and payable from, and such time as Cannovation shall have, available funds therefore and as part of the operating budget for a minimum period of 18 months.

On March 16, 2023, the consulting agreement originally entered into as of July 2020 with Ms Ora Elharar Soffer, the Company’s Chairperson, CEO and President, was amended. The amendment provides for the following: (i) the monthly consulting to which Ms. Elharar Soffer is entitled will increase from $20,000 to $25,000 plus VAT upon a listing of the Company’s stock on the Nasdaq Stock Market, retroactive to January 1, 2023, (ii) the terms contained in her original agreement and all other terms and awards previously approved by the Company’s board relating to her, including payment of her monthly fee and reimbursement of social benefits payments made by Ms. Elharar Soffer, shall continue in full force and effect so long as Ms. Elharar Soffer serves as either director and /or executive officer and (iii) all previous awards and bonuses previously made to her were affirmed. The amendment also provides that the committee of the Board that will be responsible for setting the compensation terms of senior management shall prepare and present for approval a compensation program for the Consultant that takes into consideration Ms. Elharar Soffer’s role in founding and leading the Company and that such compensation package shall be competitive with compensation programs for top senior executives/founders generally available in the market and which will include, among other things, appropriate bonuses, severance payments and other amenities generally made available in the market to senior executive and that Ms. Elharar Soffer shall receive the most extensive of such compensation terms amongst senior management.

As of December 31, 2023, and 2022, an amount of $1,230 thousand and $870 thousand, respectively, was recorded representing compensation earned by Ms. Elharar Soffer.

D.	Commencing in February 2020, Ilan Ben-Ishay, a director in Citrine Global, is entitled to a monthly fee of $3.5 thousand and certain reimbursements for traveling lodging and vehicle expenses on behalf of the Company, the payment of such compensation was deferred until the Company consummates an investment of at least $1.8 million in the Company’s securities.

In addition, on August 15, 2021, the board of directors of Cannovation determined to adjust the compensation of Ilan Ben Ishay, a director at Cannovation, to $2 thousand per month, in each case retroactive to July 1, 2021. These amounts would be paid at such time as Cannovation shall become due and payable from, and such time as Cannovation shall have available funds therefor and as part of the operating budget for a minimum period of 18 months.

As of December 31, 2023, and 2022, an amount of $178 thousand and $152 thousand, respectively was recorded representing compensation earned by Mr. Ben-Ishay.

On January 18, 2023, Mr. Ilan Ben Ishay resigned from his position as a director on the Board of the Company. (See note 12 E)

CITRINE GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – RELATED PARTIES (CONT.)

E.	Commencing in May 2020, Ms. Halperin, director & CFO of the Company, was entitled to a monthly fee of an additional $4 thousand, resulting in an aggregate monthly fee (from the February 2020 agreement as detailed above) of $7 thousand, and certain reimbursements for traveling lodging and vehicle expenses on behalf of the Company, the payment of such compensation was deferred until the Company consummates an investment of at least $1.8 million in the Company’s securities.

In addition, on August 15, 2021, the board of directors of Cannovation determined to adjust the compensation of Ilanit Halperin at Cannovation, to $4 thousand per month, in each case retroactive to July 1, 2021. These amounts would be paid at such time as Cannovation shall become due and payable from, and such time as Cannovation shall have, available funds therefor and as part of the operating budget for a minimum period of 18 months.

On March 16, 2023, the consulting agreement originally entered into as of July 2020 with Ms Ilanit Halperin, the Company’s CFO, was amended. The amendment provides for the following: (i) the monthly consulting to which Ms Ilanit Halperin is entitled will increase from $7,000 to $10,000 plus VAT upon a listing of the Company’s stock on the Nasdaq Stock Market, retroactive to January 1, 2023, (ii) the terms contained in her original agreement and all other terms and awards previously approved by the Company’s board relating to her, , including payment of her monthly fee and reimbursement of social benefits payments made by Mr Ilanit Halperin, shall continue in full force and effect so long as Ms. Halperin serves as either director and /or executive officer and (iii) all previous awards and bonuses previously made to her were affirmed. In addition, the Company undertakes that the committee of the Board that will be responsible for setting the compensation terms of senior management shall prepare and present for approval a compensation program for Ms. Halperin that shall be competitive with compensation programs for senior executives generally available in the market and which will include, among other things, appropriate bonuses, severance payments and other amenities generally made available in the market to senior executives.

As of December 31, 2023, and 2022, an amount of $435 thousand and $303 thousand, respectively, was recorded representing compensation earned by Ms. Halperin.

F.	Commencing in March 2021, Adv. David Kretzmer, a director, is entitled to a monthly fee of $7 thousand and certain reimbursements for traveling lodging and vehicle expenses on behalf of the Company, the payment of such compensation was deferred until the Company consummates an investment of at least $1.8 million in the Company’s securities.

In addition, on August 15, 2021, the board of directors of Cannovation determined to adjust the compensation of David Kretzmer, a director at Cannovation, to $2 thousand per month, in each case retroactive to July 1, 2021. These amounts would be paid at such time as Cannovation shall become due and payable from, and such time as Cannovation shall have, available funds therefor and as part of the operating budget for a minimum period of 18 months.

On August 9, 2022, Mr. David Kretzmer’s fee in respect of services provided to the Company was reduced from $7,000 per month to $1,500 per month. Mr. Kretzmer’s monthly fee for services rendered to Cannovation Center Israel at the rate of $2,000 per month was unaffected

As of December 31, 2023, and 2022, an amount of $205 thousand and $163 thousand, respectively, was recorded representing compensation earned by Adv. David Kretzmer.

CITRINE GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – RELATED PARTIES (CONT.)

G.	Commencing in September 2020, Doron Birger, a director, is entitled to a monthly fee of $1.5 thousand. From July 2022 the payment of such compensation was deferred until the Company consummates an investment of at least $1.8 million in the Company’s securities.

As of December 31, 2023 and 2022, an amount of $25 thousand and $9 thousand, respectively was recorded representing compensation earned by Doron Birger. See note 12C

H.	On August 15, 2021, the board determined to award a bonus to the Company’s Chairperson of the Board, CEO, CFO, officers, directors and senior management equal to two percent (2%) of any capital raise, subject to prior repayment of the outstanding convertible loans and so long as the payment thereof would be from available funds and part of the Company’s operating budget for a minimum period of 18 months. In addition, the Board agreed to a bonus Company’s Chairperson of the Board, CEO, CFO, officers, directors and senior management of 2% from operating profits which will become payable upon the fulfillment of certain specified targets that the Board will establish, subject to prior repayment of the outstanding convertible loans and so long as the payment thereof would be from available funds and as part of the Company’s operating budget for a minimum period of 18 months.

I.	On January 17, 2023, the Board of Citrine Global, appointed Ms. Ora Elharar Soffer to serve as president of the Company. Ms. Elharar Soffer has been continuously serving as the Company’s Chief Executive Officer since May 7, 2020, and as a Company director since February 21, 2020, and as Chairperson of the Board since March 3, 2020.

J.	On January 17, 2023, the Board of Citrine Global appointed Ms. Ilanit Halperin to serve as treasurer and secretary of the Company. Ms. Halperin has been continuously serving as the Company’s Chief Financial Officer since May 7, 2020 and as a Company director since February 21, 2020.

CITRINE GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – INCOME TAXES

A.	United States resident companies are taxed on their worldwide income at a statutory rate of 21%. No further taxes are payable on this profit unless that profit is distributed. If certain conditions are met, income derived from foreign subsidiaries is tax exempt from foreign withholding under applicable tax treaties to avoid double taxation.

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

As of December 31, 2023 and 2022, the Company and the Israeli Subsidiaries have operating loss carryforwards of approximately $13,120 thousand and $12,096 thousand, respectively, which can be offset against future taxable income, if any. As of December 31, 2023, and 2022, the Company loss carryforwards approximately $351 thousand will expire between the years 2036 and 2037, and the remainder has no expiration date.

B.	Composition of loss for the year:

	Year ended December 31
	2023	2022
	U.S. Dollars in thousands

U.S.	2,696	2,211
Israel	409	434
	3,105	2,645

C.	The following is a reconciliation between the theoretical tax on pre-tax loss, at the federal income tax rate applicable to the Company and the income tax expense reported in the financial statements:

	Year ended December 31
	2023	2022
	U.S. Dollars in thousands
Pretax loss	3,105	2,645
U.S. federal income tax rate	21%	21%
Income tax benefit computed at the applicable tax rate	(652)	(555)
Non-deductible expenses	180	1
Effect of differences in corporate income tax rates	(19)	(6)
Change in valuation allowance	491	560
	-	-

CITRINE GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

D.	Deferred taxes are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31
	2023	2022
Composition of deferred tax assets:	U.S. Dollars in thousands
Operating loss carry forwards	2,774	2,553
Share based compensation	453	290
Convertible component in convertible notes	-	33
Accrued compensation	348	253
Total deferred tax assets	3,575	3,129
Composition of deferred tax liabilities:
Convertible notes	-	45
Total deferred tax liabilities	-	45
Valuation allowance	(3,575)	(3,084)
	-	-

E.	Roll forward of valuation allowance

US dollars in thousands
Balance at January 1, 2022	2,610
Additional paid in capital	(86)
Income tax expense	560
Balance at December 31, 2022	3,084
Income tax expense	491
Balance at December 31, 2023	3,575

NOTE 11 – LOSS PER ORDINARY SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the year. The weighted average number of shares of Common Stock used in computing basic and diluted loss per ordinary share for the years ended December 31, 2023 and 2022, are as follows:

	Year ended December 31
	2023	2022
	Number of shares

Weighted average number of shares of Common Stock outstanding attributable to ordinary shareholders	961,774,376	942,963,225
Total weighted average number of shares of Common Stock related to outstanding options, excluded from the calculations of diluted loss per share (*)	30,884,971	30,884,971

(*)	The effect of the inclusion of options and convertible loans in 2023 and 2022 is anti-dilutive.

CITRINE GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – SUBSEQUENT EVENTS

A.	On February 9, 2024, the Company issued a Promissory Note (the “Note”) in favor of 1800 Diagonal Lending LLC, a Virginia limited liability company (the “Lender”), in the principal amount of $63,250. The Company received $50,000 in net proceeds from Lender due to the original issue discount on the Note. The Note bore a one-time interest charge of 15% per annum, payable with outstanding principal in nine (9) payments of $8,081.89 for a total payback to the Lender of $72,737.00. The Note was due in full on November 15, 2024. Any amount of the principal or interest on the Note which is not paid when due is subject to a default interest at the rate of twenty-two percent (22%) per annum from the due date until the same is paid.

As of December 31, 2024, the Company repaid the entire outstanding amounts on the note.

B.	On August 2, 2024, the Company and X Group Fund of Funds Limited Partnership formed under the laws of Michigan (“X Group”) entered into a term sheet agreement-in-principle pursuant to which the X Group agreed to purchase, and Citrine Global agreed to sell, units of Citrine Global’s securities where each unit (each a “Unit”) is comprised of (i) one (1) share of common stock and (ii) a warrant, exercisable through the earlier of December 31, 2024 or such time as Citrine Global is cleared for listing on a U.S. National exchange, to purchase an additional one share of common stock at a per share exercise price of $0.01. The warrant instrument will include a standard cashless exercise provision The purchase price per Unit is $0.01 for an aggregate purchase price of $250,000 which is payable as follows: (i) $100,000 by no later than August 31, 2024 and (ii) $150,000 by no later than September 30, 2024. In consideration of $250,000 Initial Investment, investor Group will be entitled to 25,000,000 shares of Citrine Global’s common stock.

As of the date hereof, the Company has received $21,000 from the Group.

As the X Group did not remit the agreed amount within the approved timeframes, the agreement lapsed.

C.	On February 22. 2024, Mr. Doron Birger resigned from his position as a director on the Board of the Company.

D.	On September 2024, the Company renewed its short term loan with S.R. Accord Ltd. in the amount of approximately NIS 660,000 (approximately $176,000). As part of the renewal, Mr. Lior Asher signed as a personal guarantor, joining Ms. Ora Elharar Soffer as guarantor. In addition, the Company, its Israeli subsidiary CTGL – Citrine Global Israel Ltd., and Beezhome Technologies Ltd., a private company wholly owned by Ms. Ora Elharar Soffer, signed the agreement. While Netto Holdings Ltd. and Mr. Ilan Ben Ishay had originally undertaken to provide personal guarantees, they had not executed such guarantees as of that date. All collateral under the Credit Facility remained in place, including a first-priority lien over the Company’s rights and the 125,000 sq. ft. (11,687 sq. meters) industrial parcel in Yerucham, Israel, as well as additional collateral intended to secure repayment of the loan and to cover any damage, debt, or obligation arising from the Credit Facility. The Company, together with CTGL – Citrine Global Israel Ltd. and Cannovation Center Israel Ltd. (now SkyTech Orion Ltd.), undertook to fully indemnify both Ms. Elharar Soffer and Mr. Lior Asher for any liability, damage, or loss that may result from their personal guarantees. On March 31, 2025, the total amount of the Credit Facility was increased to NIS 1,000,000 (approximately $280,000), with all guarantees and collateral remaining in place.

On August 2025, SR Accord extended the short term loan agreement with Cannovation Center Israel Ltd. (renamed SkyTech Orion Ltd.) until March 31, 2027. The facility is supported by guarantees of CTGL Citrine Global Israel Ltd. and Citrine Global Corp., as well as personal guarantees signed by Ora Elharar-Soffer, the Company’s CEO, and Lior Asher, a director of SkyTech Orion Ltd. With respect to the personal guarantees of Ora Elharar-Soffer and Lior Asher, Cannovation Center Israel Ltd.( SkyTech Orion Ltd ) CTGL Citrine Global Israel Ltd., and Citrine Global Corp. have confirmed, in line with prior Board resolutions, their undertaking to provide indemnification and comprehensive protections to the guarantors.

E.	On October 1, 2024, Mr. Ilan Ben Ishay resigned from his position as a director on the Board of Cannovation. On September 15, 2024 he resigned from his position as a director on the Board of the company subsidiary CTGL Citrine Global Israel Ltd.

F.	During 2024 and early 2025, the Company and its subsidiaries entered into a series of consulting and investment agreements with Mr. Lior Asher, acting personally and through Deer Light Ltd. The agreements are summarized below:

●	On September 1, 2024, Deer Light Ltd entered into consulting agreements with the Company and its subsidiaries. Under these agreements, Deer Light Ltd is engaged to provide strategic planning, business development, innovation scouting, funding facilitation, and project management services. The total monthly retainer fees under these agreements amount to USD 11,000 (plus VAT), as detailed below:

- $2,500 per month from the Company

- $3,500 per month from CTGL Citrine global Israel Ltd

- $5,000 per month from Cannovation Center Israel Ltd.

However, all payments under these agreements are deferred until the earlier of: (i) the listing of Citrine Global Corp on a recognized U.S. stock exchange; (ii) successful fundraising of at least USD2.5 million from external sources; or (iii) the Company achieving positive operational cash flow, confirmed by the board of directors (“Payment Event”).

In addition to cash compensation, the Company may award equity-based compensation under future equity incentive plans, subject to board approval. One such equity grant was approved by company, granting options to purchase 41,762,976 common shares, with a two-year vesting schedule and 50% acceleration upon uplisting. As of this report, the options have not been issued yet.

CITRINE GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – SUBSEQUENT EVENTS

●	On January 7, 2025, Deer Light Ltd signed an investment agreement with Citrine Global Corp, under which it committed to invest USD 137,000 in exchange for 13.7 million common shares and warrants to purchase an additional 13.7 million shares at an exercise price of $0.01 per share. The warrants are exercisable by December 31, 2025, or upon uplisting to a national stock exchange, whichever comes first. The investment is to be completed no later than March 15, 2025 , and may be partially executed through direct supplier payments.

G.	Government Grant to Cannovation

As previously disclosed, Cannovation, holds development rights to 11,687 square meters of industrial parcel of land in Yerucham, Israel (the “Land”) to build the Cannovation Center, at a subsidized price and exempt from a tender procedure typically required under Israeli law, to include factories, laboratories, logistics and a distribution center for the botanicals industries.

On January 12, 2025, Cannovation Center Israel Ltd. the Israeli subsidiary received official notification from the Israeli Ministry of Economy and Industry that it had been awarded a government grant in the amount of NIS 12.5 million (approximately USD 3.4 million). The grant, in the amount of NIS 12.5 million (approximately USD 3.4 million), is structured as reimbursements of approximately 37.5% of the Company’s eligible expenses, including construction, equipment, services, and other costs submitted in connection with the establishment of the SkyTech Innovation and Production Center. The grant was awarded as part of a national strategic program supporting the defense sector. The funds are designated for the establishment of the SkyTech Innovation and Production Center in the city of Yerucham, Israel, on land that had previously been allocated to the subsidiary by the State of Israel as part of a prior grant for the construction of an Operational Innovation Center. This new grant is in addition to the prior allocation and supports the construction of approximately 5,000 square meters of facilities on the 11.7 dunam (about 2.89 acres) plot. The Center will include assembly lines, R&D laboratories, testing facilities, and an advanced production system focused on developing and manufacturing defense-grade UAV and drone solutions.

On May 13, 2025, the Israeli subsidiary Cannovation Center Israel Ltd. changed its name to SkyTech Orion Ltd.

H.	Further to Note 3C above, on April 22, 2025, the Company issued 70,370,370 shares to IBOT.

I.	On December 31, 2024, the Company completed the conversion of outstanding convertible loan principal amounts totaling $1,764,106 into equity, pursuant to previously executed agreements with Citrine LP 7, LP 8, and LP 9. The aggregate principal was converted into 176,010,600 shares of common stock at a conversion price of $0.01 per share, and an equal number of warrants to purchase common stock were issued under the same terms. The warrants are exercisable by December 31, 2025, or upon uplisting to a national stock exchange, whichever comes first. Further to Note 6K above, the conversion price was amended to $0.01, in accordance with the terms of the investment in note 12F above.

J.	On June 26, 2025, Citrine Global Corp. changed its name to SkyTech Global Corp. in Delaware, reflecting its strategic focus on UAV and drone solutions.

K. On January 23, 2025, a shareholders’ meeting of Cannovation Center Ltd. was held with the participation of all shareholders: CTGL Citrine Global Israel Ltd., holding 60% (a subsidiary of Citrine Global Corp.), Beezhome Technologies Ltd. (owned by Ms. Ora Elharar Soffer, the Company’s CEO), holding 20%, and Golden Holdings Finance, holding 20%. All shareholders were given the opportunity to support the Company, including by providing personal guarantees for existing loans as well as for obligations under the government grant. CTGL Citrine Global Israel Ltd. expressed its support, and Beezhome Technologies Ltd., through its owner and the Company’s CEO, Ms. Ora Elharar Soffer, personally signed guarantees in connection with the existing loans and the government grant commitments, thereby providing the direct backing required to advance the Company’s activities.

On May 29, 2025, after the period granted to Golden Holdings Finance had passed, and since it did not provide any support or personal guarantees, the Company executed the resolution. Pursuant to this resolution, new shares were allocated to CTGL Citrine Global Israel Ltd., increasing its holdings to 69.5%, and to Beezhome Technologies Ltd., increasing its holdings to 29.5%. As a result, the holdings of Golden Holdings Finance in Cannovation were diluted to approximately 1%.

L. On April 8, 2025, in accordance with the grant requirements, a digital bank guarantee in the amount of NIS 625,000 (approximately USD 187,000) was issued by Bank Mizrahi. The guarantee is backed by an unlimited personal guarantee from Ms. Ora Elharar Soffer and a limited personal guarantee from Mr. Meir Aharon, who, through his consulting and construction company, has been engaged to build the SkyTech Center in Yerucham.

M. Further to Note 3A above , on June 3, 2025, Nanomedic Technologies Ltd. (“Nanomedic”) notified that it had completed a financing round of approximately 3 million. Based on this financing round the Company recorded an impairment loss of approximately $431,000 during the period. Following the impairment, the carrying amount of the investment as of June, 30, 2025 is approximately $18,000.

N. The Company became a delinquent filer during Q2 2024 due to delays in the required public filings. As a result, trading in the Company’s shares was restricted, and there is currently no active market for the Company’s securities. Due to the lack of an active market, the Company determined that the shares underlying the conversion option in its notes are no longer readily convertible to cash. Therefore, the embedded conversion features no longer meets the definition of a derivative per ASC 815 and were classified as equity

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Based on the Company’s evaluation of the effectiveness of its disclosure controls and procedures as of December 31, 2023, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer , to allow timely decisions regarding required disclosure.

Management Report on Internal Control over Financial Reporting

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

Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2023 as it identified no control deficiencies that constituted material weaknesses in the Company’s internal control over financial reporting, such that there is not a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

The following table sets forth the names and ages of the members of the board of directors and the executive officers and the positions held by each as of the date of this filing.

Name	Age	Positions

Ora Elharar Soffer	57	Chairperson of the Board of Directors and Chief Executive Officer and President

Ilanit Halperin	51	Chief Financial Officer, Director, Treasurer and Secretary

David Kretzmer	70	Director

Family Relationships

There are no family relationships between any members of the Company’s executive management and its directors.

Business Experience

The following is a brief account of the education and business experience of our current directors and executive officers:

Ora Elharar Soffer

Ora Elharar-Soffer has been serving as Director and Chair of the Board of Citrine Global Corp. since February 2020, Chief Executive Officer since May 2020, and as President since January 2023. She also serves as a director of the Company’s wholly owned subsidiary, CTGL Citrine Global Israel Ltd., and as CEO, founder, and Chairwoman of the Company’s majority-owned subsidiary, Cannovation Center Israel Ltd.

Ms. Elharar-Soffer is a seasoned entrepreneur and strategic leader with over 30 years of experience in high-tech, healthcare, biotech, and defense-related infrastructure. She has extensive expertise in business development, capital markets, M&A, and IPOs, with a strong focus on transforming Israeli innovation into scalable global ventures. She has founded and led multiple successful ventures across the technology and defense sectors. She founded Chip PC Technologies, a cybersecurity and virtualization company that was made public and expanded globally. She also co-founded Xseed, a defense technology company established in partnership with Elbit Systems. Later on, Elbit Systems acquired the entire company. Ms. Elharar-Soffer is the founder and managing partner of Citrine SAL investment funds, specializing in High-tech, Bio-Tech, and advanced technologies. The funds have invested in companies such as Nicast, NanoMedic, Dario Health, BioCep, TechCare, Citrine Global, Intelicanna, iBOT Israel Botanicals, ICB, and Improdia, focusing on disruptive Israeli technologies and their global expansion.

In addition to her executive roles, she serves as a director and is a significant shareholder in several technology, investment, and innovation companies, such as Biocep Ltd., iBOT Israel Botanicals Ltd., Beezhome Technologies Ltd, Beyond Blade Ltd, Citrine SAL investment & holdings Ltd, Citrine SAL High-Tech Ltd and Citrine S A L Bio-Tech Ltd.

Ms. Elharar-Soffer developed the Operational Innovation Center platform, a proprietary strategic and business infrastructure designed to accelerate the growth of Israeli innovation companies by providing tailored support for regulation, manufacturing, logistics, commercialization, and global market access. Ms. Elharar Soffer completed Management Studies in the Technion - Israel Institute of Technology.

Her broad entrepreneurial background, board-level experience, and long-standing leadership in the tech and defense sectors position her as a key driver of the Company’s strategic direction.

The Board believes that Ms. Elharar Soffer’s extensive history, association with and knowledge of the Company, and years of experience make her ideal to serve on our Board.

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

The Board believes that Ms. Halperin’s extensive knowledge of the Company, her knowledge of financial matters, and years of experience make her ideal to serve on our Board.

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

The board believes that Mr. Kretzmer’s international business and legal experience makes him ideal to serve on our Board.

Committees of the Board of Directors

The Company does not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committee of its board of directors. As such, its entire Board acts as its audit committee.

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

Section 16(a) Compliance

Section 16(a) of the Securities and Exchange Act of 1934 requires the Company’s directors and executive officers, and people who own beneficially more than ten percent (10%) of the Company’s Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Company pursuant to Section 16(a). No delinquent reports were filed during 2023 by the Company’s officers and directors and ten percent (10%) stockholders.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth the total compensation received for services rendered in all capacities to our Company for the last two fiscal years, which was awarded to, earned by, or paid to our Chief Executive Officer and Chief Financial Officer, who are our only serving officers, whose total compensation exceeded $100,000 during 2021 which we refer to collectively as our “Named Executive Officers.”

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Option Awards ($) (2)		All other compensation ($)	Total ($)

Ora Elharar Soffer, Chairperson of the Board and Chief Executive Officer	2023	360,000	-	378,000	(4)	-	738,000
	2022	300,000	-	-	(4)	-	300,000

Ilanit Halperin, Director and Chief Financial Officer	2023	132,000	-	157,000	(4)	-	289,000
	2022	90,000	-	-	(4)	-	66,000

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

Consulting Agreement with Ora Elharar Soffer

On March 16, 2023, the consulting agreement originally entered into as of July 2020 with Ms. Ora Elharar Soffer, the Company’s Chairperson, CEO and President, was amended. The amendment provides for the following: (i) the monthly consulting to which Ms. Elharar Soffer is entitled will increase from $20,000 to $25,000 (in invoice plus VAT if applicable) upon a listing of the Company’s stock on the Nasdaq Stock Market, retroactive to January 1, 2023, (ii) the terms contained in her original agreement and all other terms and awards previously approved by the Company’s board relating to her, including payment of her monthly fee and reimbursement of social benefits payments made by Ms. Elharar Soffer, shall continue in full force and effect so long as Ms. Elharar Soffer serves as either director and /or executive officer,(iii) all previous awards and bonuses previously made to her were affirmed and (iv) Ms. Elharar Soffer has agreed to defer compensation due to her until such time as the Company shall have consummated an investment of at least $1.8 million in the Company’s securities, at which time outstanding amounts due to her under the agreement would be paid to her. In addition, the amendment also provides that the committee of the Board that will be responsible for setting the compensation terms of senior management shall prepare and present for approval a compensation program for the Consultant that takes into consideration Ms. Elharar Soffer’s role in founding and leading the Company and that such compensation package shall be competitive with compensation programs for top senior executives/founders generally available in the market and which will include, among other things, appropriate bonuses, severance payments and other amenities generally made available in the market to senior executive and that Ms. Elharar Soffer shall receive the most extensive of such compensation terms amongst senior management.

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

Consulting Agreement with Ilanit Halperin

On March 16, 2023, the consulting agreement originally entered into as of July 2020 with Ms. Ilanit Halperin, the Company’s director and CFO, was amended. The amendment provides for the following: (i) the monthly consulting to which Ms. Ilanit Halperin is entitled will increase from $7,500 to $10,000 ( in invoice plus VAT if applicable) upon a listing of the Company’s stock on the Nasdaq Stock Market, retroactive to January 1, 2023, (ii) the terms contained in her original agreement and all other terms and awards previously approved by the Company’s board relating to her, including payment of her monthly fee and reimbursement of social benefits payments made by, Ms. Ilanit Halperin shall continue in full force and effect so long as Ms. Halperin serves as either director and /or executive officer,(iii) all previous awards and bonuses previously made to her were affirmed and (iv) Ms. Halperin has agreed to defer compensation due to her until such time as the Company shall have consummated an investment of at least $1.8 million in the Company’s securities, at which time outstanding amounts due her under the agreement would be paid to her In addition, The Company undertakes that the committee of the Board that will be responsible for setting the compensation terms of senior management shall prepare and present for approval a compensation program for Ms. Halperin that shall be competitive with compensation programs for senior executives generally available in the market and which will include, among other things, appropriate bonuses, severance payments and other amenities generally made available in the market to senior executives.

On August 15, 2021, the Company’s board determined to award Ms. Halperin options under the 2018 Plan to purchase up to 9,425,680 shares of common stock, at a per share exercise price of $0.05. The options vest over a two year period, in eight (8) equal installments, with the first instalment vesting on the third month anniversary of Ms. Halperin’s start date of February 27, 2020. As of the date of this report, the entirety of the options have vested. In addition, on August 15, 2021, the board of directors of Cannovation Center Israel determined to adjust the compensation of the chief financial officer, Ilanit Halperin, to $4,000 per month, in each case retroactive to July 1, 2021. These amounts would be paid at such time as Cannovation Center shall become due and payable from, and such time as Cannovation Center Israel shall have, available funds therefor and as part of the operating budget for a minimum period of 18 months. On March 30, ..2022, it was agreed that Ms. Halperin would receive 25% of the allotted amount of the above referenced bonus.

On August 9, 2022, the Company’s board also determined to grant to award to Ms. Halperin options under the 2018 Plan to purchase up to 18,851,360 shares of common stock, at a per share exercise price of $0.020. The options are scheduled to vest over a three year period, in twelve (12) equal installments, with the first instalment vesting on the third month anniversary of the date of grant and each further instalment on each subsequent third month anniversary, subject to such individual’s continued service with the Company. In the event of a change in control, the vesting schedule is accelerated and all unvested options vest.

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

On February, 2024 Mr. Birger resigned from his position as a director on the Board of the company.

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

Consulting Arrangement with Ilan Ben Ishay

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

On August 9, 2022, the Company’s board also determined to grant to award to Mr. Ben Ishay options under the 2018 Plan to purchase up to 18,851,360 shares of common stock, at a per share exercise price of $0.020. The options are scheduled to vest over a three year period, in twelve (12) equal installments, with the first instalment vesting on the third month anniversary of the date of grant and each further instalment on each subsequent third month anniversary, subject to such individual’s continued service with the Company. In the event of a change in control, the vesting schedule is accelerated and all unvested options vest. The stock option agreement with Mr. Ben -Ishay provides that the exercise price of the options that were awarded shall remain unaffected by the implementation of a reverse stock split that the Company may implement; to avoid any doubt, such reverse stock split shall apply to the number of options shares issuable under such options and all other relevant terms of such options (other than the exercise price) shall continue in full force and effect following the implementation of such reverse stock split. In addition, the agreements further provide that upon a listing of the Company’s stock on the Nasdaq Stock Market, one half of the unvested options would vest

On January 18, 2023, Mr. Ben Ishay resigned from his position as a director on the Board of Citrine Global Corp.

On September 15, 2024 he resigned from his position as a director on the Board of the company subsidiary CTGL Citrine Global Israel Ltd and on October 1, 2024 he resigned from his position as a director on the Board of the subsidiary Cannovation Center Israel Ltd.

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

As of February 2021, the shares reserved for issuance under the 2018 Stock Incentive Plan was increased to 90,000,000 shares of common stock. In August 2022 the shares reserved for issuance under the 2018 Stock Incentive Plan was further increased to 180,000,000 shares of common stock

As of December 31, 2023, the total number of shares of common stock issued under the 2018 Plan, either directly as stock awards or underlying options was 122,529,342 shares of common stock.

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

As of December 31, 2023, the total number of shares of common stock issued under the 2017 Plan, either directly as stock awards or underlying options, was 0 shares of common stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the number of shares of our common stock beneficially owned as of August 31st, 2025, by (i) each of our current directors and named executive officers, (ii) all executive officers and directors as a group, and (iii) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock. We have determined beneficial ownership in accordance with applicable rules of the SEC, which generally provide that beneficial ownership includes voting or investment power with respect to securities. Except as indicated by the footnotes to the table below, we believe, based on the information furnished to us, that the persons named in the table have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

The information set forth in the table below is based on 1,234,185,009 as shares of our common stock issued and outstanding as of the date of this filing. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of common stock subject to options, warrants or other convertible securities held by that person that are currently exercisable or will be exercisable within 60 days after the filing date.

We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Except as otherwise noted in the footnotes below, the address for each person listed in the table below, solely for purposes of filings with the SEC, is c/o

Name of Beneficial Owner	Common Stock Beneficially Owned		Percentage of Common Stock Owned
Principal Stockholders:
Ora Elharar Soffer (1)	394,161,446		37.10%

Citrine SAL Investment & Holdings Ltd	201,256,386		16.31%

iBOT Israel Botanicals Ltd.	70,370,370		6.74%
Executive Officers and Directors:
Ora Elharar Soffer	394,161,446	(1)	37.10%

Ilanit Halperin	29,688,144	(2)	2.41%

David Kretzmer	12,032,100	(3)	0. 97%
All directors and executive officers as a group	435,881,690		35.32%

* Less than 1%.

(1) Includes 79,925,134 shares of common stock owned directly by Ora Elharar Soffer, 65,851,526 shares of common stock owned through Beezhome Technologies Ltd which is 100% owned by Ora Elharar Soffer, and 201,256,386 shares of common stock owned through Citrine S A L Investment & Holdings Ltd, which is 50% owned by Beezhome Technologies Ltd. Includes an additional 47,128,400 shares of common stock issuable upon vested options and options scheduled to vest within the next 60 days.

(2) Composed of 1,411,104 shares of common stock and 28,277,040 shares issuable upon exercise of vested options scheduled to vest within the next 60 days.

(3) Comprised of 250,000 shares of common stock and 11,782,100 shares of common stock issuable upon exercise of vested options and options scheduled to vest in the next 60 days.

Equity Compensation Plan Information

See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Securities Authorized for Issuance under Equity Compensation Plans.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

Director Independence

Our Board of Directors has undertaken a review of the independence of our directors and has determined that David Kretzmer is an “independent director” as defined under the listing standards of the Nasdaq Stock Market. In making this determination, the Board considered all relevant transactions and relationships between each director and the Company.

Ora Elharar Soffer, our Chairperson and Chief Executive Officer, and Ilanit Halperin, our Chief Financial Officer and Director, are not independent directors by virtue of their executive positions. Doron Birger, who resigned in February 2024, was also considered an independent director during his tenure in 2023.

Policies and Procedures for Related Person Transactions

Our Board of Directors is responsible for the review, approval, and ratification of “related person transactions” between the Company and any related persons. A related person is any executive officer, director, nominee for director, or a holder of more than 5% of our common stock, or their immediate family members.

The Board reviews the material facts of all related person transactions and either approves or disapproves of the entry into the transaction. Our related person transaction policy is not in writing.

Transactions with Related Persons

The following is a description of transactions since January 1, 2022, in which we were a participant, the amount involved exceeded $120,000, and any of our related persons had a direct or indirect material interest.

Credit Facility Guarantees

In March 2023, our 60%-owned subsidiary, Cannovation Center Israel Ltd., entered into a credit facility agreement for up to approximately $857,000. As security for the facility, our CEO, Ora Elharar Soffer, and former director Ilan Ben-Ishay provided personal guarantees for the repayment of any amounts drawn. The Company has agreed to indemnify them for any losses incurred as a result of these guarantees.

Investment in iBOT Israel Botanicals Ltd.

In December 2023, the  Board approved an agreement for the Company to purchase a 19% equity stake in iBOT Israel Botanicals Ltd. (“iBOT”). Our CEO, Ora Elharar Soffer, and former director, Ilan Ben-Ishay, are also directors of iBOT. The consideration for this investment was determined to be approximately $1.4 million, payable through a share exchange.

Transactions with MyPlant Bio Ltd.

In December 2022, the Company entered into an agreement to purchase a 10% equity interest in MyPlant Bio Ltd. The consideration of $444,444 was paid on January 12, 2023, through the issuance of 9,259,250 shares of our common stock. The agreement also included an option for the Company to acquire additional shares, which expired in December 2023.

Other Arrangements

Our executive officers and directors receive compensation, including through consulting agreements and option awards. These arrangements are described in more detail above under “ITEM 11. EXECUTIVE COMPENSATION.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accounting Fees and Services

The following table presents the fees for professional services rendered by our accountant, Somekh Chaikin, a member firm of KPMG International, independent  registered public accounting firm, located in Tel Aviv, Israel, PCAOB ID 1057, for the two years ended December 31, 2023.

	2023	2022
	($ in thousand)
Audit fees (1)	$95	$95
Audit-related fees (2)
Tax fees (3)	$5	$5
All other fees
Total:	$100	$100

(1)	Audit fees consist of audit and review services, consents and review of documents filed with the SEC.

(2)	Audit-related fees consist of assistance and discussion concerning financial accounting and reporting standards and other accounting issues.

(3)	Tax fees consist of preparation of federal and state tax returns, review of quarterly estimated tax payments, and consultation concerning tax compliance issues.

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

Exhibit No.	Description
10.4	Share Purchase and Option Agreement dated as of December 30, 2022 by and among Citrine Global Corp., MyPlant Bio Ltd., Cannasoul Analytics Ltd., and PurPlant Inc. and Professor Dedi Meiri (incorporated by reference to Amendment No. 1 to the Registration Statement filed on January 30, 2023).
10.5	Agreement dated as of January 29, 2023 between Citrine Global Corp. and Citrine High Tech 7 LP (incorporated by reference to Amendment No. 1 to the Registration Statement filed on January 30, 2023).
23.1*	Consent of Somekh Chaikin, a member firm of KPMG International, independent registered public accounting firm.
31.1*	Certification of chief executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of chief financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of chief executive officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of chief financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Financial information from Citrine Global Corp’s Annual Report on Form 10-K for the year ended December 31, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language).
101.SCH*	iXBRL Taxonomy Extension Schema Document.
101.CAL*	iXBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	iXBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	iXBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	iXBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

+	Management contract or compensatory plan or arrangement
*	Filed herewith
**	Furnished herewith

ITEM 16. SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

Citrine Global, Corp.

By:	/s/ Ora Elharar Soffer
Ora Elharar Soffer
Chair of the Board and Chief Executive Officer
(Principal Executive Officer)

Date:	September 3, 2025

By:	/s/ Ilanit Halperin
Ilanit Halperin
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

Date:	September 3, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ora Elharar Soffer	Chair of the Board of Directors and Chief Executive Officer	September 3, 2025
Ora Elharar Soffer	(Principal Executive Officer)

/s/ Ilanit Halperin	Director and Chief Financial Officer	September 3, 2025
Ilanit Halperin	(Principal Financial Officer and Principal Accounting Officer)

/s/ David Kretzmer	Director	September 3, 2025
David Kretzmer

