Form 10-Q
period 2024-03-31
CITRINE GLOBAL, CORP.
filed 2025-09-03
CIK 1498067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period ended March 31, 2024; or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from ________ to ________

Commission file number 000-55680

CITRINE GLOBAL, CORP

(Exact name of registrant as specified in its charter)

Delaware	68-0080601
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5 Golden Beach, Caesarea Israel	3088900
(Address of principal executive offices)	Zip Code

+ (972) 9 855 1422

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	CTGL	OTC

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

As of July 30th, 2025, there were outstanding 1,044,074,409 shares of the registrant’s common stock, par value $0.0001 per share. And 1,234,185,009 as of September 3, 2025.

CITRINE GLOBAL, CORP

Form 10-Q

March 31, 2024

2

CITRINE GLOBAL, CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2024

3

CITRINE GLOBAL, CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2024

U.S. DOLLARS IN THOUSANDS

CITRINE GLOBAL, CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	March 31,	December 31,
	2024	2023
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	4	7
Prepaid expenses	122	236
Other current assets	14	15
Total Current assets	140	258

Non-current assets
Investments valued under the measurement alternative	2,195	2,010
Property and equipment, net	214	218
Total non-current assets	2,409	2,228
Total assets	2,549	2,486

Liabilities and Stockholders’ Deficit
Current liabilities
Short term loans	237	182
Accounts payable	22	18
Accounts payable – related parties	204	180
Accrued compensation – related parties	2,016	1,898
Accrued expenses	446	441
Total current liabilities	2,925	2,719

Non-current liability

Convertible component in convertible notes	13	40

Convertible notes	2,238	2,202

Total liabilities	5,176	4,961

Stockholders’ Deficit
Common stock, par value $0.0001 per share, 1,500,000,000 shares authorized at March 31, 2024 and December 31, 2023; 1,044,074,409 and 973,704,039 shares issued and outstanding at March 31, 2024 and December 31, 2023	104	97
Additional paid-in capital	26,850	25,359
Stock to be issued	51	1,458
Accumulated deficit	(29,759)	(29,507)
Accumulated other comprehensive income	127	118
Total stockholders’ deficit	(2,627)	(2,475)
Total liabilities and stockholders’ deficit	2,549	2,486

The accompanying notes are an integral part of the condensed consolidated financial statements.

CITRINE GLOBAL, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(U.S. dollars in thousands, except share and per share data)

	Three months ended
	March 31
	2024	2023
	(Unaudited)

Research and development expenses	-	(28)
Marketing, general and administrative expenses- related parties	(233)	(394)
Marketing, general and administrative expenses	(170)	(95)
Operating loss	(403)	(517)
Financing expenses, net:
Expenses related to convertible loan terms – related parties	(10)	(330)
Fair value measurement of the IBOT options	185
Other financing expenses, net	(24)	(5)
Financing expenses, net	151	(335)

Net loss attributable to common stockholders	(252)	(852)

Loss per common stock (basic)	(0.00)	(0.00)

Basic weighted average number of shares of common stock outstanding	999,222,964	952,728,740

Comprehensive loss:
Net loss	(252)	(852)
Other comprehensive income attributable to foreign currency translation	9	10
Comprehensive loss	(243)	(842)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CITRINE GLOBAL, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(U.S. dollars in thousands, except share and per share data)

	Common stock		Additional paid-in	Stock to be	Accumulated	Accumulated other comprehensive	Total stockholders’
	Stock	Amount	capital	issued	deficit	income	deficit
BALANCE AT DECEMBER 31, 2023	973,704,039	97	25,359	1,458	(29,507)	118	(2,475)
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED MARCH 31, 2024:
Issuance of shares under share purchase agreement	70,370,370	7	1,400	(1,407)	-	-	-
Share based compensation	-	-	91	-	-	-	91
Other comprehensive income	-	-	-	-	-	9	9
Net loss for the period	-	-	-	-	(252)	-	(252)
BALANCE AT MARCH 31, 2024 (unaudited)	1,044,074,409	104	26,850	51	(29,759)	127	(2,627)

	Common stock		Additional paid-in	Stock to be	Accumulated	Accumulated other comprehensive	Total stockholders’
	Stock	Amount	capital	issued	deficit	income	deficit
BALANCE AT DECEMBER 31, 2022	943,703,873	94	23,248	474	(26,402)	115	(2,471)
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED MARCH 31, 2023:
Issuance of shares for credit facility	3,232,016	-*	123	-	-	-	123
Share based compensation to service providers	283,900	-*	-*	4	-	-	4
Warrants issued in connection with convertible notes	-	-	268	-	-	-	268
Share based compensation	-	-	269	-	-	-	269
Other comprehensive income	-	-	-	-	-	10	10
Net loss for the period	-	-	-	-	(852)	-	(852)
BALANCE AT MARCH 31, 2023 (unaudited)	956,479,039	95	24,351	34	(27,254)	125	(2,649)

*	represents amount under $1 thousand

The accompanying notes are an integral part of the condensed consolidated financial statements.

CITRINE GLOBAL, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands, except share and per share data)

	Three months ended
	March 31,
	2024	2023
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(252)	(852)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	1
Finance expenses, net	-	2
Financial expenses with respect to convertible notes and loans – related parties	10	330
Share based payment	91	273
Fair value adjustment of option to purchase MyPlant and IBOT shares	(185)	(9)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	126	27
Accounts payable and accrued expenses – related parties	233	422
Accounts payable and accrued expenses	(68)	(259)
Net cash used in operating activities	(45)	(65)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term loan	50	-
Repayment of short-term loan	(8)	-
Proceeds under credit facility	-	51
Net cash provided by financing activities	42	51

Effect of exchange rates on cash and cash equivalents	(* )	(1)

Net increase (decrease) in cash and cash equivalents	(3)	(15)

CASH, CASH EQUIVALENTS AT BEGINNING OF PERIOD	7	77

CASH, CASH EQUIVALENTS AT END OF PERIOD	4	62
Supplemental disclosure of cash flow information:
Non-cash transactions:
Warrants issued in connection with convertible notes	-	(268)
Issuance of shares for credit facility	-	123
Extinguishment of convertible notes and loans	-	(83)

*	represents amount under $1 thousand

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

On June 3, 2020 the Company established a wholly owned new Israeli subsidiary: CTGL Citrine Global Israel Ltd, (the “Israeli Subsidiary”).

On August 20, 2020, the Israeli Subsidiary, Beezhome Technologies Ltd., a company owned and controlled by the Company’s Chief Executive Officer and Golden Holdings Neto Ltd., a company in which Ilan Ben-Ishai, a former director of the Company, holds shares, incorporated Cannovation Center Israel Ltd. (“Cannovation”). Israeli Subsidiary holds 60% of Cannovation’s shares, while each of Beezhome Technologies Ltd. and Golden Holdings Neto Ltd. holds 20% of its shares.

Financial support

On March 6, 2023 Cannovation and S.R. Accord Ltd., an Israeli company (“Lender”), entered into an 18-month credit facility agreement (the “Credit Facility”) pursuant to which Lender has committed to fund Cannovation in an aggregate amount of 3,000,000 NIS (approximately $857,000), as needed. At the time of each draw down, Cannovation and Lender will determine the maturity date of the loan. All amounts drawn under the Credit Facility will bear interest at an monthly rate of 1.7%. Cannovation has the right to pre-pay the entire amount outstanding under the Credit Facility at any time. As security for any loans under the Credit Facility, Cannovation granted the Lender a first priority lien on its rights to the 125,000 sq ft (11,687 sq meters) of industrial land in Yerucham (see note 4(1) below). The lien will become effective only if Cannovation utilizes the Credit Facility. If the market value of the Premises is less than the amount outstanding under the Credit Facility, then Lender will be entitled to additional security including additional shares of Citrine Global common stock, on such terms and conditions as the parties may agree. As additional security for any payments due to Lender, Israeli Subsidiary, (ii) Beezhome and (iii) Netto Holdings, an unaffiliated entity under the partial control of Ilan Ben Ishay, a director on the board of Cannovation, as well as each of Ms. Elharar Soffer and Mr. Ben Ishay in their personal capacities, have provided guarantees for the repayment of any amounts that may be owing to Lender under the Credit Facility. Cannovation has agreed to indemnify Ms. Elharar Soffer and Mr. Ben Ishay for any losses they incur as a result of the guarantee.

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

With respect to the personal guarantees of Ora Elharar-Soffer and Lior Asher, Cannovation Center Israel Ltd.( SkyTech Orion Ltd ) CTGL Citrine Global Israel Ltd., and Citrine Global Corp. have confirmed, in line with prior Board resolutions, their undertaking to provide indemnification and comprehensive protections to the guarantors See also Note 6D below.

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

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q. In the opinion of management, the financial statements presented herein have not been audited by an independent registered public accounting firm but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the three months ended March 31, 2024. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2024.

Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Balance as of March 31, 2024
	Level 1	Level 2	Level 3	Total
	US$ in thousands

Assets:
Option to Purchase IBOT shares	-	-	932	932
Total assets	-	-	932	932

Liabilities:
Fair value of convertible component in convertible notes	-	-	13	13
Total liabilities	-	-	13	13

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (cont.)

The Company estimated the fair value of Shareholders Option using the Black and scholes pricing model using the following weighted average assumptions:

March 31, 2024
Dividend yield	0%
Risk-free interest rate	5.26%
Expected term (years)	0.25
IBOT share price (U.S. dollars)	0.09
IBOT volatility	52.21%

The fair value of the Shareholders Option as of March 31, 2024 was estimated at 932 thousands.

	Balance as of December 31, 2023
	Level 1	Level 2	Level 3	Total
	US$ in thousands

Assets:
Option to Purchase IBOT shares	-	-	747	747
Total assets	-	-	747	747

Liabilities:
Fair value of convertible component in convertible notes	-	-	40	40
Total liabilities	-	-	40	40

The following table presents the changes in fair value of the level 3 assets and liabilities for the period ended March 31, 2024:

Changes in Fair value
US$ in thousands
Assets:
Outstanding at December 31, 2023	747
Changes in fair value	185
Outstanding at March 31, 2024	932

Changes in Fair value
US$ in thousands
Liabilities:
Outstanding at December 31, 2023	40
Changes in fair value	(27)
Outstanding at March 31, 2024	13

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 3– STOCK OPTIONS

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

The following table presents the Company’s stock option activity for employees and directors of the Company for the year ended March 31, 2024:

	Number of Options	Weighted Average Exercise Price ($)
Outstanding at December 31, 2023	122,529,342	0.026
Granted	-	-
Exercised	-	-
Forfeited or expired	(1,178,210)
Outstanding at March 31, 2024	121,351,132	0.026
Number of options exercisable at March 31, 2024	72,589,193	0.030

The stock options outstanding as of March 31, 2024, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options vested
$	As of March 31, 2024
0.0011	46,762	2.75	46,762
0.02	41,237,350	1.36	21,207,780
0.022	47,128,400	1.36	23,564,200
0.05	32,938,620	2.76	27,770,451
	121,351,132		72,589,193

Compensation expense recorded by the Company in respect of its stock-based compensation awards for the period ended March 31, 2024 and 2023 was $91 thousand and $269 thousand, respectively, and are included in General and Administrative expenses in the Statements of Operations.

As of March 31, 2024, there was $240 of total unrecognized compensation cost related to non-vested options. The cost is expected to be recognized over a weighted average period of 1.5 years.

The aggregate intrinsic value of the awards outstanding as of March 31, 2024 is $0. These amounts represent the total intrinsic value, based on the Company’s stock price of $0.0115 as of March 31, 2024, less the weighted exercise price.

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 4 – CONVERTIBLE NOTES

As of March 31, 2024, the fair value of the convertible component was estimated by third party appraiser as weighted average of the two possible scenarios of the total convertible notes amount conversion (50% probability for scenario 1 and 50% probability for scenario 2):

The scenario in which the convertible loans would be converted prior to its maturity (scenario 1) was estimated by the appraiser using the Black-Scholes option pricing model, to compute the fair value of the derivative and to market the fair value of the derivative at each balance sheet date. The following are the data and assumptions used as of the balance sheet date:

March 31, 2024
Dividend yield	0%
Risk-free interest rate	5.03%
Expected term (years)	0.75
Volatility	136.57%
Share price (U.S. dollars)	0.0115
Exercise price (U.S. dollars)	0.05

The scenario in which the Company would raise at least $5 million prior to conversion of the convertible loan (scenario 2) was estimated by the appraiser at no fair value since it was estimated that along with such raise the convertible loans would be converted at market price.

The fair value of the convertible component was estimated by the third-party appraiser after giving effect to the weighted average of the two possible scenarios as of March 31, 2024 was $13 thousand.

NOTE 5 – RELATED PARTIES

A. Transactions and balances with related parties

	Three months ended March 31
	2024	2023

Research and development expenses:
Directors compensation and fees to officers	-	28

General and administrative expenses:
Directors compensation and fees to officers (*)	233	394
(*) Share based compensation	91	269

Financing expenses, net:
Interest on convertible notes	10	330

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 5 – RELATED PARTIES (cont.)

B. Balances with related parties:

	As of March 31,	As of December 31,
	2024	2023

Current Liabilities:
Accounts payable	204	180
Accrued compensation	2,016	1,898
	2,220	2,078
Non-current Liabilities:
Convertible notes	2,238	2,202

NOTE 6 – EVENTS DURING AND AFTER THE REPORTING PERIOED

A.	On February 9, 2024, the Company issued a Promissory Note (the “Note”) in favor of 1800 Diagonal Lending LLC, a Virginia limited liability company (the “Lender”), in the principal amount of $63,250. The Company received $50,000 in net proceeds from Lender due to the original issue discount on the Note. The Note bore a one-time interest charge of 15% per annum, payable with outstanding principal in nine (9) payments of $8,081.89 for a total payback to the Lender of $72,737.00. The Note was due in full on November 15, 2024. Any amount of the principal or interest on the Note which is not paid when due is subject to a default interest at the rate of twenty two percent (22%) per annum from the due date until the same is paid.

As of December 31, 2024, the Company repaid the entire outstanding amounts on the note.

B.	On August 2, 2024, the Company and X Group Fund of Funds Limited Partnership formed under the laws of Michigan (“X Group”) entered into a term sheet agreement-in-principle pursuant to which the X Group agreed to purchase, and Citrine Global agreed to sell, units of Citrine Global’s securities where each unit (each a “Unit”) is comprised of (i) one (1) share of common stock and (ii) a warrant, exercisable through the earlier of December 31, 2024 or such time as Citrine Global is cleared for listing on a U.S. National exchange, to purchase an additional one share of common stock at a per share exercise price of $0.01. The warrant instrument will include a standard cashless exercise provision The purchase price per Unit is $0.01 for an aggregate purchase price of $250,000 which is payable as follows: (i) $100,000 by no later than August 31, 2024 and (ii) $150,000 by no later than September 30, 2024. In consideration of $250,000 Initial Investment, investor Group will be entitled to 25,000,000 shares of Citrine Global’s common stock.

As of the date hereof, the Company has received $21,000 from the Group. As the X Group did not remit the agreed amount within the approved timeframes, the agreement lapsed.

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 6 – EVENTS DURING AND AFTER THE REPORTING PERIOED (cont.)

C.	On February 22, 2024, Mr. Doron Birger resigned from his position as a director on the Board of the Company.

D.	On September 2024, the Company renewed its short term loan with S.R. Accord Ltd. in the amount of approximately NIS 660,000 (approximately $176,000). As part of the renewal, Mr. Lior Asher signed as a personal guarantor, joining Ms. Ora Elharar Soffer as guarantor. In addition, the Company, its Israeli subsidiary CTGL – Citrine Global Israel Ltd., and Beezhome Technologies Ltd., a private company wholly owned by Ms. Ora Elharar Soffer, signed the agreement. While Netto Holdings Ltd. and Mr. Ilan Ben Ishay had originally undertaken to provide personal guarantees, they had not executed such guarantees as of that date. All collateral under the Credit Facility remained in place, including a first-priority lien over the Company’s rights and the 125,000 sq. ft. (11,687 sq. meters) industrial parcel in Yerucham, Israel, as well as additional collateral intended to secure repayment of the loan and to cover any damage, debt, or obligation arising from the Credit Facility. The Company, together with CTGL – Citrine Global Israel Ltd. and Cannovation Center Israel Ltd. (now SkyTech Orion Ltd.), undertook to fully indemnify both Ms. Elharar Soffer and Mr. Lior Asher for any liability, damage, or loss that may result from their personal guarantees. On March 31, 2025, the total amount of the short term loan was increased to NIS 1,000,000 (approximately $280,000), with all guarantees and collateral remaining in place.

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

E.

On September 15, 2024, Mr. Ilan Ben Ishay resigned from his position as a director on the Board of subsidiary CTGL Citrine Global Israel Ltd.

On October 1, 2024, Mr. Ilan Ben Ishay resigned from his position as a director on the Board of the company subsidiary Cannovation Center Israel Ltd.

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

As previously disclosed, Cannovation, holds development rights to 11,687 square meters of industrial parcel of land in Yerucham, Israel (the “Land”) to build the Cannovation Center, at a subsidized price and exempt from a tender procedure typically required under Israeli law, to include factories, laboratories, logistics and a distribution center for the botanical industry.

On January 12, 2025, Cannovation Center Israel Ltd, the Israeli subsidiary of CTGL Citrine Global., received official notification from the Israeli Ministry of Economy and Industry that it had been awarded a government grant in the amount of NIS 12.5 million (approximately USD 3.4 million). The grant, in the amount of NIS 12.5 million (approximately USD 3.4 million), is structured as reimbursements of approximately 37.5% of the Company’s eligible expenses, including construction, equipment, services, and other costs submitted in connection with the establishment of the SkyTech Innovation and Production Center. The grant was awarded as part of a national strategic program supporting the defense sector. The funds are designated for the establishment of the SkyTech Innovation and Production Center in the city of Yerucham, Israel, on land that had previously been allocated to the subsidiary by the State of Israel as part of a prior grant for the construction of an Operational Innovation Center. This new grant is in addition to the prior allocation and supports the construction of approximately 5,000 square meters of facilities on the 11.7-dunam (about 2.89 acres) plot. The Center will include assembly lines, R&D laboratories, testing facilities, and an advanced production system focused on developing and manufacturing defense-grade UAV and drone solutions.

On May 13, 2025, the Israeli subsidiary Cannovation Center Israel Ltd. changed its name to SkyTech Orion Ltd.

H.	Further to Note 3C to the financial statements as of December 31, 2023, on April 22, 2024, the Company issued 70,370,370 shares to IBOT.

I.	On December 31, 2024, the Company completed the conversion of outstanding convertible loan principal amounts totaling $1,764,106 into equity, pursuant to previously executed agreements with Citrine LP 7, LP 8, and LP 9. The aggregate principal was converted into 176,010,600 shares of common stock at a conversion price of $0.01 per share, and an equal number of warrants to purchase common stock were issued under the same terms.

Further to Note 6K to the financial statements as of December 31, 2023, the conversion price was amended to $0.01, in accordance with the terms of the investment in note 6F above.

In addition, the Company issued warrants to purchase 176,010,600 shares of common stock under the same terms, exercisable at an exercise price of $0.01 per share and exercisable until the earlier of December 31, 2025, or the Company’s listing on a U.S. national stock exchange.

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

M.

The Company became a delinquent filer during Q2 2024 due to delays in the required public filings. As a result, trading in the Company’s shares was restricted, and there is currently no active market for the Company’s securities. Due to the lack of an active market, the Company determined that the shares underlying the conversion option in its notes are no longer readily convertible to cash. Therefore, the embedded conversion features no longer meets the definition of a derivative per ASC 815 and were classified as equity.

N.	On June 26, 2025, Citrine Global Corp. changed its name to SkyTech Orion Global Corp. in Delaware, reflecting its strategic focus on UAV and drone solutions

O.	On June 3, 2025, Nanomedic Technologies Ltd. (“Nanomedic”) notified that it had completed a financing round of approximately $3,000,000. Based on this financing round the Company recorded an impairment loss of approximately $431,000 during the period. Following the impairment, the carrying amount of the investment as of June, 30, 2025 is approximately $18,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws, and is subject to the safe-harbor created by such Act and laws. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other variations thereon or comparable terminology. The statements herein and their implications are merely predictions and therefore inherently subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results, performance levels of activity, or our achievements, or industry results to be materially different from those contemplated by the forward-looking statements. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under the heading “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 as filed with the Securities and Exchange Commission, or the SEC, on August 31, 2025. Readers are also urged to carefully review and consider the various disclosures we have made in that report. As used in this quarterly report, the terms “we”, “us”, “our”, the “Company” and “Citrine” mean Citrine Global, Corp. and our wholly-owned subsidiary CTGL -Citrine Global Israel Ltd. unless otherwise indicated or as otherwise required by the context.

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

The Company has a proprietary Operational Innovation Centers Platform, This modular and scalable infrastructure model supports the Company’s business growth by enabling the delivery of end-to-end solutions across its areas of activity, including product development, production, and commercialization. The platform is operated through the Company’s Israeli subsidiary, , with the goal of establishing specialized innovation centres that support both internal operations and external strategic collaborations.

Each innovation center functions as an integrated operational ecosystem offering a wide range of core capabilities, including:

●	Research and development laboratories
●	Manufacturing and product formulation infrastructure
●	Quality assurance and testing
●	Import/export and logistics support
●	Distribution and go-to-market operations
●	Services for both the Company’s proprietary product lines and third-party clients

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

Business Overview

We are a plant-based wellness & pharma solutions company with a vision of becoming a leading company in these fields and improving people’s health and quality of life worldwide. Our mission is to leverage the power of plant-based solutions from nature to help improve people’s health and quality of life.

The global health and wellness market is expected to reach USD 7.6 trillion by 2030, growing at a CAGR of 5.5% from 2021 to 2030 1 with growing awareness of health and wellness solutions for improving people’s quality of life2.

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

4 Dry Mouth Treatment Market Outlook (2022-2032), Persistence Market Research, 2021

5. The Personal Protection & Health Supportive Family Line:

The Personal Protection & Health Supportive Family Line contains research-based balanced combinations of plants, vitamins and minerals composed in an herbalist method, which together form a shell that supports the proper functioning of many body systems, giving an incentive to the immune system and preventing contagion with viruses and bacteria. In the current reality of pandemics and the widespread use of medicines and treatments we believe it is important to balance and nurture different body systems and to strengthen the immune system.

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

The Vitamins & Minerals Product Line is based on researched substances that have been proven to be efficient for various medicinal uses. They contain research-based balanced combinations of vitamins and minerals composed in an herbalist method, which support the proper functioning of many body systems, and specifically the immune system to prevent contagion with viruses and bacteria, support a healthy digestive system, cognitive functions, and more.

About Our Operational Innovation Centers’ Platform

One of the Company’s most significant strategic assets is its government-supported industrial land located in Yerucham, Israel, held through its subsidiary, Cannovation Center Israel Ltd.

The property covers approximately 11,687 square meters (125,000 square feet) and was secured as part of Israel’s national industrial development initiative. Approximately 90% of the acquisition cost was subsidized by government programs aimed at promoting regional development and technological advancement. The site is designated for the establishment of an Operational Innovation Center in the city of Yerucham.

In line with the Company’s infrastructure and scalability strategy, a key land asset in Yerucham, Israel, was designated for the development of a proprietary Operational Innovation Center Platform.

This modular and scalable infrastructure model was intended to support the Company’s business growth by enabling the delivery of end-to-end solutions across its areas of activity, including product development, production, and commercialization.

The platform was initiated and developed under the leadership of the Company’s Israeli subsidiary, Cannovation Center Israel Ltd., with the goal of establishing specialized innovation centers to support both internal operations and external strategic collaborations.

Each innovation center was envisioned as an integrated operational ecosystem offering a wide range of core capabilities, including:

●	Research and development laboratories
●	Manufacturing and product formulation infrastructure
●	Quality assurance and testing
●	Import/export and logistics support
●	Distribution and go-to-market operations
●	Services for both the Company’s proprietary product lines and third-party clients

As part of our strategic focus on the botanical wellness and pharma sector, we plan to establish Green Vision Center as the first Operational Innovation Center within our platform.

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

However, following the outbreak of the war in Israel on October 7, 2023, and the resulting impact on the overall business environment, the strategic focus of the platform entered a period of uncertainty. Management initiated a review of the Company’s industrial land asset in Yerucham and began assessing its potential utilization and suitability under the new circumstances, taking into account the heightened uncertainty affecting Israel’s economic and operational landscape.

Strategic Alliance and Equity Interest in iBOT Israel Botanicals Ltd.

The Company has a strategic alliance and manufacturing agreement with iBOT Israel Botanicals Ltd., an affiliated company and a GMP-certified manufacturing facility approved by the Israeli Ministry of Health. Under this alliance, iBOT supports the development and manufacturing of the Company’s nutritional supplement product lines.

On December 31, 2023, the Company acquired a 19% equity stake in iBOT on a fully diluted basis, in exchange for 70,370,370 shares of the Company’s common stock, issued at a price of $0.027 per share, reflecting a $10 million valuation based on an independent third-party valuation report.

As part of the agreement, the Company received an option to increase its holdings to 51% by June 30, 2024, through additional consideration in shares (at the same share price) and cash to support iBOT’s 24-month operating budget.

In June 2024, following the outbreak of war in Israel and the resulting economic uncertainty and shift in strategic priorities, the Company’s Board of Directors resolved not to exercise the option. The option has since expired, and the Company retains its current 19% equity interest in iBOT.

Alliance and Equity Interest in MyPlant Bio Ltd.

A botanical drug discovery company utilizing advanced plant-screening technologies. The Company holds a 10% equity stake in MyPlant Bio, which specializes in identifying therapeutic properties in plant extracts using disease-specific cell models.

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

5 Research, P., 2022. Nutritional Supplements Market to Hit US$ 624.7 Billion by 2030. [online] GlobeNewswire

As part of its initial go-to-market strategy, the Company began beta-testing select products in the Israeli market, with strategic plans for global commercialization focused on the U.S. market. This included preparation for a multi-channel distribution model, encompassing local teams, distributors, e-commerce platforms, physical retail partnerships, and collaborations with global partners.

The Global Nutritional Supplements Market

The global nutritional supplements market is expected to reach USD 624.7 billion by 2030 and is expanding growth at a CAGR of 7.1% over the forecast period 2021 to 2030 with plant-based supplements containing natural ingredients and extracts of plants and mushrooms that have a beneficial biological effect6. The global superfoods market is expected to reach USD 214.95 billion by 2027 with superfoods being foods that have a very high nutritional density. This means they provide a substantial amount of nutrients and very few calories. They contain a high volume of minerals, vitamins, and antioxidants.

Growth in the nutritional supplements’ market is driven by growing awareness of health and safety in the traditional pharma, food, and beverage industries as well as higher healthcare costs. Authentic consumption has become a major food and beverage trend as consumers increasingly seek natural ingredients. Products such as ginseng, echinacea, ginkgo biloba, and garlic, the top selling botanical products are considered natural remedies for inflammation and infections. This is also driving growth of vitamins and minerals and moving towards natural colorant-based plant juice products, since they provide better and long-lasting protection from viruses and bacteria. In addition, botanicals and nutritional supplements are widely used by people who suffer from diseases related to weight management, clinical nutrition, digestive health (gut health problems), immunity, diabetes, and cardio fitness, either as treatment or prevention7.

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

Regulatory Environment for Our Products

While the number of people using nutritional supplements and herbal medicine products continues to increase in many countries, the regulations for these products vary by territory. In some countries supplement use is limited to general health and well-being while in other countries they are permitted for use as medicinal products. To date, there is little consensus from country to country on the scope, requirements, definition, or even the terminology in which the nutritional supplement and herbal medicines categories could be classified 8.

6 Research, P., 2022. Nutritional Supplements Market to Hit US$ 624.7 Billion by 2030. [online] GlobeNewswire

7 PwC “Vitamins and Dietary Supplements Market Overview Report, https://www.pwc.com/it/it/publications/assets/docs/Vitamins-Dietary-Supplements-Market-Overview.pdf

8 Thakkar, S., Anklam, E., Xu, A., Ulberth, F., Li, J., Li, B., Hugas, M., Sarma, N., Crerar, S., Swift, S., Hakamatsuka, T., Curtui, V., Yan, W., Geng, X., Slikker, W. and Tong, W., 2020. Regulatory landscape of dietary supplements and herbal medicines from a global perspective. Regulatory Toxicology and Pharmacology, 114, p.104647

Our products are regulated in Israel as nutritional supplements and meet all regulatory compliance requirements for nutritional supplements in Israel. iBOT Israel Botanicals, our manufacturing facility for our products, is approved by the Israeli Ministry of Health and is GMP-certified.

Good Manufacturing Practice (GMP) is a system for ensuring that products are consistently produced and controlled according to quality standards. GMP covers all aspects of production from the starting materials, premises, and equipment to the training and personal hygiene of staff. Detailed written procedures are essential for each process that could affect the quality of the finished product. There must be systems to provide documented proof that correct procedures are consistently followed at each step in the manufacturing process - every time a product is made9. The National Food Service (NFS) is the regulatory body at the Israeli Ministry of Health, that is responsible for food and nutritional supplements approval. The NFS strictly examines the safety and quality of each nutritional supplement product that is about to be registered and marketed in Israel10.

We currently expect to obtain all relevant regulatory approvals for the products before launching them in other territories. As of this time, the current war in Gaza has significantly affected the Israeli economy, which has directly impacted our ability to launch our products in the US at this time. We shall revise and disclose our business plans in the future given the local situation on the ground.

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

Regulatory Compliance for Cannovation Center Israel

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

9 ISPE organization, Regulatory-Resources - GMP

10 Israeli Ministry of Health, National Food Services Department Website (NFS)

Properties

The address of our primary executive office is 5 Golden Beach, Caesarea Israel zip 3088900. Our website address is www.citrine-global.com.

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

In addition, Cannovation is expected to benefit from 30% reimbursement of building and equipment costs from the Israeli Ministry of Economy and reduced corporate tax rates under Israel’s industrial development incentive program for the southern region.

Significant Events

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

Subsequent Events

On August 2, 2024, the Company and X Group Fund of Funds Limited Partnership formed under the laws of Michigan (“X Group”) entered into a term sheet agreement-in-principle pursuant to which the X Group agreed to purchase, and Citrine Global agreed to sell, units of Citrine Global’s securities where each unit (each a “Unit”) is comprised of (i) one (1) share of common stock and (ii) a warrant, exercisable through the earlier of December 31, 2024 or such time as Citrine Global is cleared for listing on a U.S. National exchange, to purchase an additional one share of common stock at a per share exercise price of $0.01. The purchase price per Unit is $0.01 for an aggregate purchase price of $250,000 which was to be paid as follows: (i) $100,000 by no later than August 31, 2024 and (ii) $150,000 by no later than September 30, 2024. In consideration of $250,000 Initial Investment, investor Group will be entitled to 25,000,000 shares of Citrine Global’s common stock. As of the date hereof, the Company has received $21000, from the Group. As the X Group did not remit the agreed amount within the approved timeframes, the agreement lapsed.

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

Pursuant to agreements between the parties and as a shareholder, Golden Holdings has committed to support Cannovation, including by signing guarantees on behalf of the company and its controlling shareholder, Mr. Ilan Ben Ishay, and by providing financial assistance. Upon Golden Holdings entering insolvency proceedings, such support ceased.

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

On September 1, 2024, Lior Asher and or Deer Light Ltd entered into consulting agreements with the Company and its subsidiaries. On September 1, 2024, Deer Light Ltd entered into consulting agreements with the Company and its subsidiaries. Under these agreements, Deer Light Ltd is engaged to provide strategic planning, business development, innovation scouting, funding facilitation, and project management services. The total monthly retainer fees under these agreements amount to USD 11,000 (plus VAT), as detailed below: - $2,500 per month from the Company , - $3,500 per month from CTGL Citrine Global Israel Ltd , $5,000 per month from Cannovation Center Israel Ltd , However, all payments under these agreements are deferred until the earlier of: (i) the listing of Citrine Global Corp on a recognized U.S. stock exchange; (ii) successful fundraising of at least USD2.5 million from external sources; or (iii) the Company achieving positive operational cash flow, confirmed by the board of directors (“Payment Event”).In addition to cash compensation, the Company may award equity-based compensation under future equity incentive plans, subject to board approval. One such equity grant will approve by company, granting options to purchase 41,762,976 common shares, with a two-year vesting schedule and 50% acceleration upon uplisting. As of this report, the options have not been issued yet.

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

On December 29, 2024 - Citrine Global Corp. appointed Mr. David Price, LLC, as the company’s U.S. legal counsel.

On December 31, 2024, the Company entered into agreements with three related noteholders – Citrine LP 7, Citrine LP 8, and Citrine LP 9 – to convert outstanding principal amounts under certain convertible promissory notes into common shares of the Company. In total, the Company converted principal debt of $1,880,000 (NIS 6,439,998) into 176,410,600 common shares. And the accrued interest on all such notes will be payable to the entitled noteholders only if and when the Company raises gross proceeds of at least $5 million. Citrine LP 7 - The Company converted its outstanding principal debt into 24,513,100 common shares. The conversion related to: A convertible note issued on April 19, 2020, in the original principal amount of $170,000 (NIS 608,379); and A note issued on September 30, 2022, in the original principal amount of $80,000 (NIS 286,350). Citrine LP 8 - The Company converted its outstanding principal debt into 41,023,400 common shares. The conversion related to: A convertible note issued on June 15, 2020, in the original principal amount of $100,000 (NIS 347,439); and A note issued on June 21, 2020, in the original principal amount of $350,000 (NIS 1,149,925). Citrine LP 9 - The Company converted its outstanding principal debt into 110,874,100 common shares. The conversion related to:A convertible note issued on June 15, 2021, in the original principal amount of $900,000 (NIS 3,127,770); A note issued on January 5, 2022, in the original principal amount of $180,000 (NIS 566,047); and A note issued on July 15, 2022, in the original principal amount of $100,000 (NIS 353,088). In addition, the Company issued warrants to purchase 176,010,600 shares of common stock under the same terms, exercisable at an exercise price of $0.01 per share and exercisable until the earlier of December 31, 2025, or the Company’s listing on a U.S. national stock exchange.

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

Revenues

We have not generated any revenues from product sales as of March 31, 2024.

Research and Development Expenses

The process of researching and developing our products is lengthy, unpredictable, and subject to many risks. We expect to continue incurring expenses for the next several years for research and development as we continue to develop products and innovative solutions. We are unable, with any certainty, to estimate either the costs or the timelines in which those expenses will be incurred. Our current development plans focus on the development of plant-based solutions.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2024 compared to the Three Months Ended March 31, 2023

The following table presents our results of operations for the three months ended March 31, 2024 and 2023

	Three Months Ended
	March 31
	2024	2023
	US Dollars
Research and development expenses – related parties	-	(28,000)
Marketing, general and administrative expenses – related parties	(233,000)	1
Marketing, general and administrative expenses	(170,000)	(95,000)
Operating loss	(403,000)	(517,000)
Expenses related to convertible loan terms – related parties	(10,000)	(330,000)
Fair value measurement of the IBOT options	185,000	-
Other financing expenses, net	(24,000)	(5,000)
Net loss	(252,000)	(852,000)

Revenues. We had no revenues in the three months ended March 31, 2024 and 2023.

Research and Development. Research and development expenses for the three months ended March 31, 2024 were $0 compared to $28,000 for the three months ended March 31, 2023. The increase is primarily attributable to professional expenses incurred in the operation of the business.

Marketing, general and Administrative Expenses. Marketing, general and administrative expenses consist primarily of professional services, share-based compensation expenses and other non-personnel related expenses such as legal expenses. Marketing, general and administrative expenses for the three months ended March 31, 2024 were $403,000 compared to $489,000 for the three months ended March 31, 2023. The increase in our marketing, general and administrative expenses is primarily attributable to the increase in our non-cash share-based compensation expenses.

Financing Expenses, Net. Financing income, net for the three months ended March 31, 2024 were $34,000 compared to financing expenses, net $335,000 for the three months ended March 31, 2023. The decrease in financial expense is primarily attributable to finance expenses related to our convertible loans.

Net Loss. Net loss for the three months ended March 31, 2024 was $252,000 and is attributable to the reasons discussed above.

Financial Condition, Liquidity and Capital Resources

At March 31, 2024, we had current assets of $140,000 compared to total current assets of $258,000 as of December 31, 2023. The increase is mainly attributed to the increase in other prepaid expenses.

At March 31, 2024, we had a cash balance of $4,000 compared to the cash balance of $7,000 as of December 31, 2023.

At March 31, 2024, we had a working capital deficiency of $2,785,000 as compared with a working capital deficiency of $2,461,000 at December 31, 2023.

The following table provides a summary of operating, investing, and financing cash flows for the three months ended March 31, 2024 and 2023, respectively (in US Dollars):

	Three Months Ended
	March 31, 2024	March 31, 2023
Net cash used in operating activities	(45,000)	(65,000)
Net cash provided by investment activities	-	-
Net cash provided by Financing Activities	42,000	51,000

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

Based on the Company’s evaluation of the effectiveness of its disclosure controls and procedures as of March 31, 2024, the Company’s principal executive officer and the Company’s principal financial officer concluded that the Company’s disclosure controls and procedures are not effective.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2024, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of the date of this filing, the Company is not aware of any legal proceedings involving the company and/or its subsidiaries. An issue involving a former consultant of our partially-owned subsidiary, Cannovation Center Israel Ltd., relating to management fees and compensation for the notice period, has been fully resolved through a binding Settlement Agreement.

ITEM 1A.	RISK FACTORS

An investment in the Company’s Common Stock involves a number of very significant risks. You should carefully consider the risk factors included in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on August 31, 2025, in addition to other information contained in our reports and in this quarterly report in evaluating the Company and its business before purchasing shares of our Common Stock. There have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2023.

Risks Relating to Our Israel Operations

Our company is headquartered in Israel and, therefore, our results may be adversely affected by economic restrictions imposed on, and political and current military events.

The company’s executive management and subsidiaries are based in Israel, where a significant portion of its strategic, development, and operational activities take place.

On October 7, 2023, a large-scale war broke out between Israel and Hamas following a surprise terrorist attack on southern Israel. This marked the beginning of a period of heightened geopolitical and economic instability in the region. As of the time of this filing, the situation remains volatile, with increasing uncertainty regarding the duration, scope, and broader implications of the conflict. Although the full impact of the war is not yet fully known, we recognize the potential for significant long-term consequences for business activities in or related to Israel, including potential disruptions to supply chains, operational continuity, or access to resources. The Company is closely monitoring the evolving regional situation.

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

CITRINE GLOBAL, CORP

(Registrant)

By:	/s/ Ora Elharar Soffer	By:	/s/ Ilanit Halperin
	Ora Elharar Soffer		Ilanit Halperin
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date:	September 3, 2025	Date:	September 3, 2025

