Form 10-Q
period 2024-06-30
CITRINE GLOBAL, CORP.
filed 2025-09-03
CIK 1498067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period ended June 30, 2024; or

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

As of June 30th, 2024, There were 1,044,074,409 shares of the registrant’s common stock outstanding as of June 30th, 2024, and 1,234,185,009 as of September 3, 2025.

CITRINE GLOBAL, CORP

Form 10-Q

June 30, 2024

2

CITRINE GLOBAL, CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2024

U.S. DOLLARS IN THOUSANDS

CITRINE GLOBAL, CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	June 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	3	7
Prepaid expenses	106	236
Other current assets	19	15
Total Current assets	128	258

Non-current assets
Investments valued under the measurement alternative	1,263	2,010
Property and equipment, net	210	218
Total non-current assets	1,473	2,228
Total assets	1,601	2,486

Liabilities and Stockholders’ Deficit
Current liabilities
Short term loans	222	182
Accounts payable	22	18
Accounts payable - related parties	204	180
Accrued compensation – related parties	2,175	1,898
Other current liabilities	485	441
Total current liabilities	3,108	2,719
Non-current liability
Convertible component in convertible notes – related parties	-	40

Convertible notes – related parties	2,260	2,202

Total liabilities	5,368	4,961

Stockholders’ Deficit
Common stock, par value $0.0001 per share, 1,500,000,000 shares authorized at June 30, 2024 and December 31, 2023; 1,044,074,409 and 973,704,039 shares issued and outstanding at June 30, 2024 and December 31, 2023	104	97
Additional paid-in capital	26,945	25,359
Stock to be issued	51	1,458
Accumulated deficit	(31,009)	(29,507)
Accumulated other comprehensive income	142	118
Total stockholders’ deficit	(3,767)	(2,475)
Total liabilities and stockholders’ deficit	1,601	2,486

The accompanying notes are an integral part of the condensed consolidated financial statements.

CITRINE GLOBAL, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(U.S. dollars in thousands, except share and per share data)

	Six months ended		Three months ended
	June 30		June 30
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)

Research and development expenses	-	(57)	-	(28)
Marketing, general and administrative expenses – related parties	(455)	(728)	(222)	(334)
Marketing, general and administrative expenses	(212)	(296)	(42)	(201)
Operating loss	(667)	(1,081)	(264)	(563)
Financing expenses, net:
Expenses related to convertible loan terms – related parties	(34)	(429)	(24)	(100)
Fair value measurement of the IBOT options	(747)	-	(932)	-
Other financing expenses, net	(54)	(18)	(30)	(13)
Financing expenses, net	(835)	(447)	(986)	(113)

Net loss attributable to common stockholders	(1,502)	(1,528)	(1,250)	(676)

Loss per common stock (basic and diluted)	*	*	*	*

Basic weighted average number of shares of common stock outstanding	1,021,648,686	956,404,305	1,044,074,406	960,039,479

Comprehensive loss:
Net loss	(1,502)	(1,528)	(1,250)	(676)
Other comprehensive income attributable to foreign currency translation	24	16	15	6
Comprehensive loss	(1,478)	(1,512)	(1,235)	(670)

*	Represents an amount less than $0.01 per common stock.

The accompanying notes are an integral part of the condensed consolidated financial statements.

CITRINE GLOBAL, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(U.S. dollars in thousands, except share and per share data)

	Common stock		Additional paid-in	Stock to be	Accumulated	Accumulated other comprehensive	Total stockholders’
	Stock	Amount	capital	issued	deficit	income	deficit
BALANCE AT DECEMBER 31, 2023	973,704,039	97	25,359	1,458	(29,507)	118	(2,475)
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED MARCH 31, 2024:
Issuance of shares under share purchase agreement	70,370,370	7	1,400	(1,407)	-	-	-
Share based compensation to service providers
Share based compensation	-	-	91	-	-	-	91
Other comprehensive income	-	-	-	-	-	9	9
Net loss for the period	-	-	-	-	(252)	-	(252)
BALANCE AT MARCH 31, 2024 (unaudited)	1,044,074,409	104	26,850	51	(29,759)	127	(2,627)

Share based compensation	-	-	82	-	-	-	82
Convertible component in convertible notes classified as equity			13				13
Other comprehensive income	-	-	-	-	-	15	15
Net loss for the period	-	-	-	-	(1,250)	-	(1,250)
BALANCE AT JUNE 30, 2024 (unaudited)	1,044,074,409	104	26,945	51	(31,009)	142	(3,767)

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

CITRINE GLOBAL, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands, except share and per share data)

	Six months ended
	June 30,
	2024	2023
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(1,502)	(1,528)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	1
Finance expenses, net	1	2
Financial expenses with respect to convertible notes and loans – related parties	34	467
Share based payment	173	487
Fair value adjustment of option to purchase MyPlant shares	-	73
Fair value adjustment of option to purchase IBOT shares - (64)	747	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	134	33
Accounts payable and accrued expenses – related parties	455	728
Accounts payable and accrued expenses	(72)	(360)
Net cash used in operating activities	(30)	(97)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term loan	50	-
Repayment of short-term loan	(24)	-
Proceeds under credit facility	-	51
Net cash provided by financing activities	26	51

Effect of exchange rates on cash and cash equivalents	(* )	(1)

Net decrease in cash and cash equivalents	(4)	(47)

CASH, CASH EQUIVALENTS AT BEGINNING OF PERIOD	7	77

CASH, CASH EQUIVALENTS AT END OF PERIOD	3	30

Supplemental disclosure of cash flow information:
Non-cash transactions:
Convertible component in convertible notes classified as equity	13
Warrants issued in connection with convertible notes	-	(268)
Issuance of shares for credit facility	-	123
Extinguishment of convertible notes and loans	-	(83)
Issuance of shares for future services	-	222

*	Represents amount less than $1 thousand

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

In August 2025, SR Accord extended the credit facility agreement with Cannovation Center Israel Ltd. (renamed SkyTech Orion Ltd.) until March 31, 2027. The facility is supported by guarantees of CTGL Citrine Global Israel Ltd. and Citrine Global Corp., as well as personal guarantees signed by Ora Elharar-Soffer, the Company’s CEO, and Lior Asher, a director of SkyTech Orion Ltd.

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

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q. In the opinion of management, the financial statements presented herein have not been audited by an independent registered public accounting firm but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the six and three months ended June 30, 2024. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2024.

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

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF RESENTATION (cont.)

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows 185

	Balance as of December 31, 2023
	Level 1	Level 2	Level 3	Total
	US$ in thousands
Assets:
Option to Purchase IBOT shares	-	-	747	747
Total assets	-	-

Liabilities:	-	-	40	40
Convertible component in convertible notes	-	-	40	40

The following table presents the changes in fair value of the level 3 assets and liabilities for the period ended June 30, 2024:

Changes in Fair value
US$ in thousands
Assets:
Outstanding at December 31, 2023	747
Changes in fair value	185
Expired	(932)
Outstanding at June 30, 2024	-

Changes in Fair value
US$ in thousands
Liabilities:
Outstanding at December 31, 2023	40
Convertible component in convertible notes classified as equity	13
Changes in fair value	(27)
Outstanding at June 30, 2024	-

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

The following table presents the Company’s stock option activity for employees and directors of the Company for the year ended June 30, 2024:

	Number of Options	Weighted Average Exercise Price ($)
Outstanding at December 31, 2023	122,529,342	0.026
Granted	-	-
Exercised	-	-
Forfeited or expired	(1,178,210)	-
Outstanding at June 30, 2024	121,351,132	0.026
Number of options exercisable at June 30, 2024	81,126,406	0.029

The stock options outstanding as of June 30, 2024, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options vested
$	As of June 30, 2024
0.0011	46,762	2.50	46,762
0.02	41,237,350	1.11	24,546,042
0.022	47,128,400	1.11	29,042,035
0.05	32,938,620	2.55	27,491,567
	121,351,320		81,126,406

Compensation expense recorded by the Company in respect of its stock-based compensation awards for the six and three months ended June 30, 2024 were $173 thousand and $82 thousand, respectively, and are included in General and Administrative expenses in the Statements of Operations.

As of June 30, 2024, there was $159 of total unrecognized compensation cost related to non-vested options. The cost is expected to be recognized over a weighted average period of 1.25 years.

The aggregate intrinsic value of the awards outstanding as of June 30, 2024 is $0. These amounts represent the total intrinsic value, based on the Company’s stock price of $0.0115 as of June 30, 2024, less the weighted exercise price.

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 4 – RELATED PARTIES

A. Transactions and balances with related parties

	Six months ended June 30		Three months ended June 30
	2024	2023	2024	2023
	U.S. dollars (in thousands)

Research and development expenses:
Directors compensation and fees to officers	-	57	-	28
	-	57	-	28

General and administrative expenses:
Directors compensation and fees to officers (*)	455	728	222	334
(*) Share based compensation	173	478	82	209

Financing expenses (income), net:
Related to convertible loan terms	34	293	24	25

B. Balances with related parties:

	As of June 30,	As of December 31,
	2024	2023

Current Liabilities:
Accounts payable	204	180
Accrued compensation	2,175	1,898
	2,375	2,078
Non-current Liabilities:
Convertible notes	2,260	2,202

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 5 –EVENTS DURING AND AFTER THE REPORTING PERIOED

A.	On February 9, 2024, the Company issued a Promissory Note (the “Note”) in favor of 1800 Diagonal Lending LLC, a Virginia limited liability company (the “Lender”), in the principal amount of $63,250. The Company received $50,000 in net proceeds from Lender due to the original issue discount on the Note. The Note bore a one-time interest charge of 15% per annum, payable with outstanding principal in nine (9) payments of $8,081.89 for a total payback to the Lender of $72,737.00. The Note was due in full on November 15, 2024. Any amount of the principal or interest on the Note which is not paid when due is subject to a default interest at the rate of twenty two percent (22%) per annum from the due date until the same is paid.

As of December 31, 2024, the Company repaid the entire outstanding amounts on the note.

B.	On August 2, 2024, the Company and X Group Fund of Funds Limited Partnership formed under the laws of Michigan (“X Group”) entered into a term sheet agreement-in-principle pursuant to which the X Group agreed to purchase, and Citrine Global agreed to sell, units of Citrine Global’s securities where each unit (each a “Unit”) is comprised of (i) one (1) share of common stock and (ii) a warrant, exercisable through the earlier of December 31, 2024 or such time as Citrine Global is cleared for listing on a U.S. National exchange, to purchase an additional one share of common stock at a per share exercise price of $0.01. The warrant instrument will include a standard cashless exercise provision The purchase price per Unit is $0.01 for an aggregate purchase price of $250,000 which is payable as follows: (i) $100,000 by no later than August 31, 2024 and (ii) $150,000 by no later than September 30, 2024. In consideration of $250,000 Initial Investment, investor Group will be entitled to 25,000,000 shares of Citrine Global’s common stock.

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

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 5 –EVENTS DURING AND AFTER THE REPORTING PERIOED (cont.)

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

- $2,500 per month from the Company.

- $3,500 per month from CTGL Citrine Global Israel Ltd.

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

In addition to cash compensation, the Company may award equity-based compensation under future equity incentive plans, subject to board approval. One such equity grant will approve by company, granting options to purchase 41,762,976 common shares, with a two-year vesting schedule and 50% acceleration upon uplisting. As of this report, the options not issued yet.

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

On May 13, 2025, the Israeli subsidiary Cannovation Center Israel Ltd. changed its name to SkyTech Orion Ltd.

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 5 –EVENTS DURING AND AFTER THE REPORTING PERIOED (cont.)

H.	Further to Note 3C to the financial statements as of December 31, 2023, on April 22, 2025, the Company issued 70,370,370 shares to IBOT.

I

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

Further to Note 6K to the financial statements as of December 31, 2023, the conversion price was amended to $0.01, in accordance with the terms of the investment in note 5F above.

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

M.	The Company became a delinquent filer during Q2 due to delays in the required public filings. As a result, trading in the Company’s shares was restricted, and there is currently no active market for the Company’s securities. Due to the lack of an active market, the Company determined that the shares underlying the conversion option in its notes are no longer readily convertible to cash. Therefore, the embedded conversion features no longer meets the definition of a derivative per ASC 815 and were classified as equity.

O.	On June 3, 2025, Nanomedic Technologies Ltd. (“Nanomedic”) notified that it had completed a financing round of approximately $3,000,000. Based on this financing round the Company recorded an impairment loss of approximately $431,000 during the period. Following the impairment, the carrying amount of the investment as of June, 30, 2025 is approximately $18,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws, and is subject to the safe-harbor created by such Act and laws. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other variations thereon or comparable terminology. The statements herein and their implications are merely predictions and therefore inherently subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results, performance levels of activity, or our achievements, or industry results to be materially different from those contemplated by the forward-looking statements. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under the heading “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 as filed with the Securities and Exchange Commission, or the SEC, on TH, 2025. Readers are also urged to carefully review and consider the various disclosures we have made in that report. As used in this quarterly report, the terms “we”, “us”, “our”, the “Company” and “Citrine” mean Citrine Global, Corp. and our wholly-owned subsidiary CTGL -Citrine Global Israel Ltd. unless otherwise indicated or as otherwise required by the context.

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

The global health and wellness market is expected to reach USD 7.6 trillion by 2030, growing at a CAGR of 5.5% from 2021 to 2030 1with growing awareness of health and wellness solutions for improving people’s quality of life2.

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

Each innovation center was envisioned as an integrated operational ecosystem offering a wide range of core capabilities, including:

●	Research and development laboratories

●	Manufacturing and product formulation infrastructure

●	Quality assurance and testing

●	Import/export and logistics support

●	Distribution and go-to-market operations

●	Services for both the Company’s proprietary product lines and third-party client

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

Creating a Global Network & Growth Strategy

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

As mentioned, we planned to launch the products in the US and other territories after obtaining all relevant regulatory approvals. However, the current war in Gaza has significantly affected the Israeli economy, which has directly impacted our ability to launch our products in the US currently. We shall revise and disclose our business plans in the future given the local situation on the ground.

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

As of September 2024, the Company renewed its short tem loan with S.R. Accord Ltd. in the amount of approximately NIS 660,000 (approximately $176,000). As part of the renewal, Mr. Lior Asher signed as a personal guarantor, joining Ms. Ora Elharar Soffer as guarantor. In addition, the Company, its Israeli subsidiary CTGL – Citrine Global Israel Ltd., and Beezhome Technologies Ltd., a private company wholly owned by Ms. Ora Elharar Soffer, signed the agreement. While Netto Holdings Ltd. and Mr. Ilan Ben Ishay had originally undertaken to provide personal guarantees, they had not executed such guarantees as of that date. All collateral under the Credit Facility remained in place, including a first-priority lien over the Company’s rights and the 125,000 sq. ft. (11,687 sq. meters) industrial parcel in Yerucham, Israel, as well as additional collateral intended to secure repayment of the loan and to cover any damage, debt, or obligation arising from the Credit Facility. The Company, together with CTGL – Citrine Global Israel Ltd. and Cannovation Center Israel Ltd. (now SkyTech Orion Ltd.), undertook to fully indemnify both Ms. Elharar Soffer and Mr. Lior Asher for any liability, damage, or loss that may result from their personal guarantees. On March 31, 2025, the total amount of the short term loan was increased to NIS 1,000,000 (approximately $280,000), with all guarantees and collateral remaining in place. On August 2025, SR Accord extended the credit facility agreement with Cannovation Center Israel Ltd. (renamed SkyTech Orion Ltd.) until March 31, 2027. The facility is supported by guarantees of CTGL Citrine Global Israel Ltd. and Citrine Global Corp., as well as personal guarantees signed by Ora Elharar-Soffer, the Company’s CEO, and Lior Asher, a director of SkyTech Orion Ltd. With respect to the personal guarantees of Ora Elharar-Soffer and Lior Asher, Cannovation Center Israel Ltd.( SkyTech Orion Ltd ) CTGL Citrine Global Israel Ltd., and Citrine Global Corp. have confirmed, in line with prior Board resolutions, their undertaking to provide indemnification and comprehensive protections to the guarantors.

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

Revenues

We have not generated any revenues from product sales as of June 30, 2024.

Research and Development Expenses

The process of researching and developing our products is lengthy, unpredictable, and subject to many risks. We expect to continue incurring expenses for the next several years for research and development as we continue to develop products and innovative solutions. We are unable, with any certainty, to estimate either the costs or the timelines in which those expenses will be incurred. Our current development plans focus on the development of plant-based solutions and Products lines.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2024 compared to the Three Months Ended June 30, 2023

The following table presents our results of operations for the three months ended June 30, 2024 and 2023

	Three Months Ended
	June 30
	2024	2023
	US Dollars
Research and development expenses – related parties	-	(28,000)
Marketing, general and administrative expenses – related parties	(222,000)	(334,000)
Marketing, general and administrative expenses	(42,000)	(201,000)
Operating loss	(264,000)	(563,000)
Expenses related to convertible loan terms – related parties	(24,000)	(100,000
Fair value measurement of the IBOT options	(932,000)	-
Other financing expenses, net	(30,000)	(13,000)
Net loss	(1,250,000)	(676,000)

Revenues. We had no revenues in the three months ended June 30, 2024 and 2023.

Research and Development. Research and development expenses for the three months ended June 30, 2024 were $0 compared to $28,000 for the three months ended June 30 2023.

Marketing, general and Administrative Expenses. Marketing, general and administrative expenses consist primarily of professional services, share-based compensation expenses and other non-personnel related expenses such as legal expenses. Marketing, general and administrative expenses for the three months ended June 30, 2024 were $264,000 compared to $535,000 for the three months ended June 30, 2024. The increase in our marketing, general and administrative expenses is primarily attributable to the increase in our non-cash share-based compensation expenses.

Financing Expenses, Net. Financing expenses, net for the three months ended June 30, 2024 were $54,000 compared to financing income, net $113,000 for the three months ended June 30, 2024. The decrease in financial expense is primarily attributable to finance expenses related to our convertible loans.

Net Loss. Net loss for the three months ended June 30, 2024 was $1,250,000 and is attributable to the reasons discussed above.

Comparison of the Six Months Ended June 30, 2024 compared to the Six Months Ended June 30, 2024

The following table presents our results of operations for the six months ended June 30, 2024 and 2023

	Six Months Ended
	June 30
	2024	2023
	US Dollars
Research and development expenses	-	(57,000)
Marketing, general and administrative expenses – related parties	(455,000)	(728,000)
Marketing, general and administrative expenses	(212,000)	(296,000)
Operating loss	(667,000)	(1,081,000)
Expenses related to convertible loan terms – related parties	(34,000)	(429,000
Fair value measurement of the IBOT options	(747,000)	-
Other financing expenses, net	(54,000)	(18,000)
Net loss	(1,502,000)	(1,528,000)

Revenues. We had no revenues in the six months ended June 30, 2024 and 2023.

Research and Development. Research and development expenses for the six months ended June 30, 2024 were $0 compared to $57,000 for the six months ended June 30 2023.

Marketing, general and Administrative Expenses. Marketing, general and administrative expenses consist primarily of professional services, share-based compensation expenses and other non-personnel related expenses such as legal expenses. Marketing, general and administrative expenses for the six months ended June 30, 2024 were $667,000 compared to $1,024,000 for the six months ended June 30, 2024. The increase in our marketing, general and administrative expenses is primarily attributable to the increase in our non-cash share-based compensation expenses.

Financing Expenses, Net. Financing expenses, net for the six months ended June 30, 2024 were $88,000 compared to financing expenses, net $447,000 for the six months ended June 30, 2024. The increase in financial expense is primarily attributable to finance expenses related to our convertible loans.

Net Loss. Net loss for the six months ended June 30, 2024 was $1,502,000 and is attributable to the reasons discussed above.

Financial Condition, Liquidity and Capital Resources

At June 30, 2024, we had current assets of $128,000 compared to total current assets of $258,000 as of December 31, 2023. The increase is mainly attributed to the increase in other prepaid expenses.

At June 30, 2024, we had a cash balance of $3,000 compared to the cash balance of $7,000 as of December 31, 2023.

At June 30, 2024, we had a working capital deficiency of $2,980,000 as compared with a working capital deficiency of $2,461,000 at December 31, 2023.

The following table provides a summary of operating, investing, and financing cash flows for the six months ended June 30, 2024 and 2023, respectively (in US Dollars):

	Six Months Ended
	June 30, 2024	June 30 2023
Net cash used in operating activities	(30,000)	(97,000)
Net cash used in investment activities	-	-
Net cash provided by Financing Activities	26,000	51,000

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

Based on the Company’s evaluation of the effectiveness of its disclosure controls and procedures as of June 30, 2024, the Company’s principal executive officer and the Company’s principal financial officer concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2024, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

