Form 10-Q
period 2024-09-30
CITRINE GLOBAL, CORP.
filed 2025-09-03
CIK 1498067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period ended September 30, 2024; or

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

As of September 30th, 2024, there were 1,044,074,409 shares of the registrant’s common stock issued & outstanding, par value $0.0001 per share; and 1,234,185,009 as of September 3, 2025.

CITRINE GLOBAL, CORP

Form 10-Q

September 30, 2024

Page

PART I — FINANCIAL INFORMATION

Item 1 – Unaudited Condensed Consolidated Financial Statements	3

Condensed Consolidated Balance Sheets – September 30, 2024 (unaudited) and December 31, 2023	5

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023 (unaudited)	6

Condensed Consolidated Statement of Changes in Stockholders’ Equity (deficit) for the three and nine months ended September 30, 2024 and 2023 (unaudited)	7

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023 (unaudited)	9

Notes to Unaudited Condensed Consolidated Financial Statements	10

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	32

Item 4 – Controls and Procedures	32

PART II — OTHER INFORMATION	33

Item 1 – Legal Proceedings	33

Item 1A – Risk Factors	33

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3 – Defaults upon Senior Securities	33

Item 4 – Mine Safety Disclosures	33

Item 5 – Other Information	33

Item 6 – Exhibits	33

Exhibit Index	33

SIGNATURES	34

2

CITRINE GLOBAL, CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2024

3

CITRINE GLOBAL, CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2024

U.S. DOLLARS IN THOUSANDS

CITRINE GLOBAL, CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	-	7
Prepaid expenses	94	236
Other current assets	21	15
Total Current assets	115	258

Non-current assets
Investments valued under the measurement alternative	1,263	2,010
Property and equipment, net	213	218
Total non-current assets	1,476	2,228
Total assets	1,591	2,486

Liabilities and Stockholders’ Deficit
Current liabilities
Short term loans	203	182
Accounts payable	22	18
Accounts payable – related parties	204	180
Accrued compensation – related parties	2,326	1,898
Accrued expenses	547	441
Total current liabilities	3,302	2,719

Non-current liability
Convertible component in convertible notes – related parties	-	40
Convertible notes – related parties	2,363	2,202

Total liabilities	5,665	4,961

Stockholders’ Deficit
Common stock, par value $0.0001 per share, 1,500,000,000 shares authorized at September 30, 2024 and December 31, 2023; 1,044,074,409 and 973,704,039 shares issued and outstanding at September 30, 2024 and December 31, 2023	104	97
Additional paid-in capital	27,007	25,359
Stock to be issued	72	1,458
Accumulated deficit	(31,389)	(29,507)
Accumulated other comprehensive income	132	118
Total stockholders’ deficit	(4,074)	(2,475)
Total liabilities and stockholders’ deficit	1,591	2,486

The accompanying notes are an integral part of the condensed consolidated financial statements.

CITRINE GLOBAL, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(U.S. dollars in thousands, except share and per share data)

	Nine months ended		Three months ended
	September 30		September 30
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)

Research and development expenses	-	(84)	-	(27)
Marketing, general and administrative expenses – related parties	(657)	(1,021)	(114)	(293)
Marketing, general and administrative expenses	(273)	(500)	(149)	(204)
Operating loss	(930)	(1,605)	(263)	(524)
Financing expenses, net:
Expenses (income) related to convertible loan terms	(135)	(282)	(101)	75
Expenses related IBOT and My Plant option	(747)	285	-	357
Other financing expenses, net	(70)	(47)	(16)	(29)
Financing income (expenses), net	(952)	(44)	(117)	403

Net loss attributable to common stockholders	(1,882)	(1,649)	(380)	(121)

Loss per common stock (basic and diluted)	*	*	*	*

Basic weighted average number of shares of common stock outstanding	1,029,178,491	959,483,061	1,044,074,409	965,540,180

Comprehensive loss:
Net loss	(1,882)	(1,649)	(380)	(121)
Other comprehensive income attributable to foreign currency translation	14	29	(10)	13
Comprehensive loss	(1,868)	(1,620)	(390)	(108)

*	Represents an amount less than $0.01 per common stock.

The accompanying notes are an integral part of the condensed consolidated financial statements.

CITRINE GLOBAL, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(U.S. dollars in thousands, except share and per share data)

	Common stock		Additional paid-in	Stock to be	Accumulated	Accumulated other comprehensive	Total stockholders’
	Stock	Amount	capital	issued	deficit	income	deficit
BALANCE AT DECEMBER 31, 2023	973,704,039	97	25,359	1,458	(29,507)	118	(2,475)
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED MARCH 31, 2024:
Issuance of shares under share purchase agreement	70,370,370	7	1,400	(1,407)	-	-	-
Share based compensation	-	-	91	-	-	-	91
Other comprehensive income	-	-	-	-	-	9	9
Net loss for the period	-	-	-	-	(252)	-	(252)
BALANCE AT MARCH 31, 2024 (unaudited)	1,044,074,409	104	26,850	51	(29,759)	127	(2,627)
Share based compensation	-	-	82	-	-	-	82
Convertible component in convertible notes classified as equity			13				13
Other comprehensive income	-	-	-	-	-	15	15
Net loss for the period	-	-	-	-	(1,250)	-	(1,250)
BALANCE AT JUNE 30, 2024 (unaudited)	1,044,074,409	104	26,945	51	(31,009)	142	(3,767)
Share based compensation	-	-	62	-	-	-	62
Proceeds on account of shares not yet issued	-	-	-	21	-	-	21
Other comprehensive income	-	-	-	-	-	(10)	(10)
Net loss for the period	-	-	-	-	(380)	-	(380)
BALANCE AT SEPTEMBER 30, 2024 (unaudited)	1,044,074,409	104	27,007	72	(31,389)	132	(4,074)

* Represents amount less than $1 thousand

CITRINE GLOBAL, CORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(U.S. dollars in thousands, except share and per share data

	Common stock		Additional paid-in	Stock to be	Accumulated	Accumulated other comprehensive	Total stockholders’
	Stock	Amount	capital	issued	deficit	income	deficit
BALANCE AT DECEMBER 31, 2022	943,703,873	94	23,248	474	(26,402)	115	(2,471)
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED MARCH 31, 2023:
Issuance of shares under share purchase agreement (note 4)	9,259,250	1	443	(444)	-	-	-
Issuance of shares for credit facility	3,232,016	*	123	-	-	-	123
Share based compensation to service providers	283,900	*	*	4	-	-	4
Warrants issued in connection with convertible notes	-	-	268	-	-	-	268
Share based compensation	-	-	269	-	-	-	269
Other comprehensive income	-	-	-	-	-	10	10
Net loss for the period	-	-	-	-	(852)	-	(852)
BALANCE AT MARCH 31, 2023 (unaudited)	956,479,039	95	24,351	34	(27,254)	125	(2,649)

Issuance of shares for services	9,000,000	1	332	-	-	-	333
Share based compensation to service providers	-	-	-	5	-	-	5
Share based compensation	-	-	209	-	-	-	209
Other comprehensive income	-	-	-	-	-	6	6
Net loss for the period	-	-	-	-	(676)	-	(676)
BALANCE AT JUNE 30, 2023 (unaudited)	965,479,039	96	24,892	39	(27,930)	131	(2,772)

Issuance of shares to services providers	225,000	*	9	(5)	-	-	4
Share based compensation to services providers	-	-	21	-	-	-	21
Share based compensation	-	-	166	-	-	-	166
Other comprehensive income	-	-	-	-	-	13	13
Net loss for the period	-	-	-	-	(121)	-	(121
BALANCE AT SEPTEMBER 30, 2022 (unaudited)	965,704,049	96	25,088	34	28,051))	144	(2,689)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CITRINE GLOBAL, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands, except share and per share data)

	Nine months ended
	September 30,
	2024	2023
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(1,882)	(1,649)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	2
Finance expenses, net	7	1
Financial expenses with respect to convertible notes and loans – related parties	135	282
Share based payment	235	871
Fair value adjustment of option to purchase MyPlant shares	-	(285)
Fair value adjustment of option to purchase IBOT shares	747	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	146	64
Accounts payable and accrued expenses – related parties	657	1,021
Accounts payable and accrued expenses	(75)	(455)
Net cash used in operating activities	(30)	(148)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term loan	50	-
Repayment of short-term loan	(48)	-
Proceeds on account of shares not yet issued	21	-
Proceeds under credit facility, net	-	130
Net cash provided by financing activities	23	130

Effect of exchange rates on cash and cash equivalents	(*)	(1)

Net decrease in cash and cash equivalents	(7)	(19)

CASH, CASH EQUIVALENTS AT BEGINNING OF PERIOD	7	77

CASH, CASH EQUIVALENTS AT END OF PERIOD	-	58

Supplemental disclosure of cash flow information:
Non-cash transactions:
Convertible component in convertible notes classified as equity	13
Warrants issued in connection with convertible notes	-	(268)
Issuance of shares for credit facility	-	123
Extinguishment of convertible notes and loans	-	(83)
Issuance of shares for future services	-	139

*	Represents amount less than $1 thousand

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

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q. In the opinion of management, the financial statements presented herein have not been audited by an independent registered public accounting firm but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the nine and three months ended September 30, 2024. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2024.

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

The following table presents the changes in fair value of the level 3 assets and liabilities for the period ended September 30, 2024:

Changes in Fair value
US$ in thousands
Assets:
Outstanding at December 31, 2023	747
Expired	(932)
Outstanding at September 30, 2024	-

Changes in Fair value
US$ in thousands
Liabilities:
Outstanding at December 31, 2023	40
Convertible component in convertible notes classified as equity	13
Changes in fair value	(27)
Outstanding at September 30, 2024	-

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

The following table presents the Company’s stock option activity for employees and directors of the Company for the year ended September 30, 2024:

	Number of Options	Weighted Average Exercise Price ($)
Outstanding at December 31, 2023	122,529,342	0.026
Granted	-	-
Exercised	-	-
Forfeited or expired	(1,178,210)	0.020
Outstanding at September 30, 2024	121,351,132	0.026
Number of options exercisable at September 30, 2024	88,878,145	0.028

The stock options outstanding as of September 30, 2024, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options vested
$	As of September 30, 2023
0.0011	46,762	2.25	46,762
0.02	41,237,350	0.86	27,884,303
0.022	47,128,400	0.86	31,418,933
0.05	32,938,620	2.30	29,528,146
	121,351,132		88,878,145

Compensation expense recorded by the Company in respect of its stock-based compensation awards for the nine and three months ended September 30, 2024 were $235 thousand and $62 thousand, respectively, and are included in General and Administrative expenses in the Statements of Operations.

As of September 30, 2024, there was $97 of total unrecognized compensation cost related to non-vested options. The cost is expected to be recognized over a weighted average period of 1 years.

The aggregate intrinsic value of the awards outstanding as of September 30, 2024 is $0. These amounts represent the total intrinsic value, based on the Company’s stock price of $0.0115 as of September 30, 2024, less the weighted exercise price.

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 4 – RELATED PARTIES

A.	Transactions and balances with related parties

	Nine months ended September 30		Three months ended September 30
	2024	2023	2024	2023
	U.S. dollars (in thousands)

Research and development expenses:
Directors compensation and fees to officers	-	84	-	27

General and administrative expenses:
Directors compensation and fees to officers (*)	657	1,021	114	293
(*) Share based compensation	235	644	62	166

Financing expenses (income), net:
Expenses (income) related to convertible loan terms	135	(282)	101	(75)

B.	Balances with related parties:

	As of September 30,	As of December 31,
	2024	2023

Current Liabilities:
Accounts payable	204	180
Accrued compensation	2,326	1,898
	2,530	2,078
Non-current Liabilities:
Convertible notes	2,363	2,202

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 5 –EVENTS DURING AND AFTER THE REPORTING PERIOD

A.	On February 9, 2024, the Company issued a Promissory Note (the “Note”) in favor of 1800 Diagonal Lending LLC, a Virginia limited liability company (the “Lender”), in the principal amount of $63,250. The Company received $50,000 in net proceeds from Lender due to the original issue discount on the Note. The Note bore a one-time interest charge of 15% per annum, payable with outstanding principal in nine (9) payments of $8,081.89 for a total payback to the Lender of $72,737.00. The Note was due in full on November 15, 2024. Any amount of the principal or interest on the Note which is not paid when due is subject to a default interest at the rate of twenty two percent (22%) per annum from the due date until the same is paid.

As of December 31, 2024, the Company repaid the entire outstanding amounts on the note.

B.	On August 2, 2024, the Company and X Group Fund of Funds Limited Partnership formed under the laws of Michigan (“X Group”) entered into a term sheet agreement-in-principle pursuant to which the X Group agreed to purchase, and Citrine Global agreed to sell, units of Citrine Global’s securities where each unit (each a “Unit”) is comprised of (i) one (1) share of common stock and (ii) a warrant, exercisable through the earlier of December 31, 2024 or such time as Citrine Global is cleared for listing on a U.S. National exchange, to purchase an additional one share of common stock at a per share exercise price of $0.01. The warrant instrument will include a standard cashless exercise provision The purchase price per Unit is $0.01 for an aggregate purchase price of $250,000 which is payable as follows: (i) $100,000 by no later than August 31, 2024 and (ii) $150,000 by no later than September 30, 2024. In consideration of $250,000 Initial Investment, investor Group will be entitled to 25,000,000 shares of Citrine Global’s common stock. As of the date hereof, the Company has received $21 thousand from the Group. As the X Group did not remit the agreed amount within the approved timeframes, the agreement lapsed.

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

NOTE 5 –EVENTS DURING AND AFTER THE REPORTING PERIOD (cont.)

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

●	On January 7, 2025, Deer Light Ltd signed an investment agreement with Citrine Global Corp, under which it committed to invest USD 137,000 in exchange for 13.7 million common shares and warrants to purchase an additional 13.7 million shares at an exercise price of $0.01 per share. The warrants are exercisable by December 31, 2025, or upon uplisting to a national stock exchange, whichever comes first. The investment is to be completed no later than March 15, 2025, and may be partially executed through direct supplier payments. The investment is to be completed no later than March 15, 2025 , and may be partially executed through direct supplier payments

G.	Government Grant to Cannovation

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

L.	On April 8, 2025, in accordance with the grant requirements, a digital bank guarantee in the amount of NIS 625,000 (approximately $187,000 USD) was issued by Bank Mizrahi. The guarantee is backed by an unlimited personal guarantee from Ms. Ora Elharar Soffer and a limited personal guarantee from Mr. Meir Aharon, who, through his consulting and construction company, has been engaged to build the SkyTech Center in Yerucham.

M.	On May 13, 2025, the Israeli subsidiary Cannovation Center Israel Ltd. changed its name to SkyTech Orion Ltd.

N.	On June 26, 2025, Citrine Global Corp. changed its name to SkyTech Global Corp. in Delaware, reflecting its strategic focus on UAV and drone solutions.

O.	On June 3, 2025, Nanomedic Technologies Ltd. (“Nanomedic”) notified that it had completed a financing round of approximately $3,000,000. Based on this financing round the Company recorded an impairment loss of approximately $431,000 during the period. Following the impairment, the carrying amount of the investment as of June, 30, 2025 is approximately $18,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws, and is subject to the safe-harbor created by such Act and laws. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other variations thereon or comparable terminology. The statements herein and their implications are merely predictions and therefore inherently subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results, performance levels of activity, or our achievements, or industry results to be materially different from those contemplated by the forward-looking statements. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under the heading “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 as filed with the Securities and Exchange Commission, or the SEC, on August 31, 2025. Readers are also urged to carefully review and consider the various disclosures we have made in that report. As used in this quarterly report, the terms “we”, “us”, “our”, the “Company” and “Citrine” mean Citrine Global, Corp. and our wholly-owned subsidiary CTGL -Citrine Global Israel Ltd. and to our partially owned subsidiary Cannovation Center Israel Ltd. unless otherwise indicated or as otherwise required by the context.

Overview

Management Update and Business Review

The Company’s executive leadership, management, and core operations are based in Israel, operating through its wholly owned subsidiary CTGL Citrine Global Israel Ltd. and its majority-owned subsidiary Cannovation Center Israel Ltd.

On October 7, 2023, a large-scale war broke out in Israel, leading to a prolonged national crisis. The war created widespread uncertainty and instability in the country, disrupted the Israeli economy, and adversely affected the Company’s operations. Since the outbreak of the conflict, the Company has continued to face significant disruptions. The Company continued to pursue its wellness and plant-based health operations. However, since the outbreak of the war in Israel, and its prolonged impact, the Company has experienced disruptions and material delays in its operations.

As a result, the planned launch of wellness product lines was postponed, together with other key initiatives, including product development investments, fundraising activities, and international marketing and sales efforts, and particularly plans for entry into the U.S. market.

In light of these delays and the evolving business environment, management initiated an internal review aimed at broadening the Company’s scope of activity and preparing for additional areas of development.

A particular focus was placed on the Company’s government-supported industrial land in Yerucham, Israel - a highly strategic asset with substantial potential, located in a designated national innovation and industrial zone.

The Company has reviewed its strategic land asset in Yerucham in the context of its unique platform of Innovation and Operational Centres, with the objective of aligning this important asset with evolving national priorities and global industry needs. This evaluation reflects management’s view of the Yerucham site as a significant resource with substantial potential for long-term development and value creation for the Company.

This review remains ongoing and represented an initial stage in a potential realignment of the Company’s activities.

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

10 Israeli Ministry of Health, National Food Services Department Website (NFS)

Properties

The address of our primary executive office is 5 Golden Beach, Caesarea Israel , zip 3088900. Our website address is www.citrine-global.com.

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

Significant Events During the Period

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

Subsequent Events

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

Revenues

We have not generated any revenues from product sales as of September 30, 2024.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2024 compared to the Three Months Ended September 30, 2023

The following table presents our results of operations for the three months ended September 30, 2024 and 2023;

	Three Months Ended
	September 30
	2024	2023
	US Dollars
Research and development expenses – related parties	-	(27,000)
Marketing, general and administrative expenses – related parties	(114,000)	(293,000)
Marketing, general and administrative expenses	(149,000)	(204,000)
Operating loss	(263,000)	(524,000)

Expenses (income) related to convertible loan terms – related parties	(101,000)	75,000)
Expenses related IBOT and My Plant option	-	357,000
Other financing expenses, net	(16,000)	(29,000)
Financing income (expenses), net	(117,000)	403,000

Net loss	(380,000)	(121,000)

Revenues. We had no revenues in the three months ended September 30, 2024 and 2023.

Research and Development. Research and development expenses for the three months ended September 30, 2024 and of 2023 were $0 and $27,000, respectively.

Marketing, general and Administrative Expenses. Marketing, general and administrative expenses consist primarily of professional services, share-based compensation expenses and other non-personnel related expenses such as legal expenses. Marketing, general and administrative expenses for the three months ended September 30, 2024 were $263,000 compared to $497,000 for the three months ended September 30, 2024. The decrease in our marketing, general and administrative expenses is primarily attributable to the decrease in our non-cash share-based compensation expenses somewhat offset by an increase in professional expenses.

Financing Expenses, Net. Financing expenses, net for the three months ended September 30, 2024 were $117,000 compared to financing income, net of $403,000 for the three months ended September 30, 2024. The decrease in financial expense is primarily attributable to decrease in finance expenses related to our convertible loans.

Net Loss. Net loss for the three months ended September 30, 2024 was $380,000 and is attributable to the reasons discussed above.

Comparison of the Nine Months Ended September 30, 2024 compared to the Nine Months Ended September 30, 2023

The following table presents our results of operations for the nine months ended September 30, 2024 and 2023

	Nine Months Ended
	September 30
	2024	2023
	US Dollars
Research and development expenses – related parties	-	(84,000)
Marketing, general and administrative expenses – related parties	(657,000)	(1,021,000)
Marketing, general and administrative expenses	(273,000)	(500,000)
Operating loss	(930,000)	(1,605,000)

Expenses related to convertible loan terms	(135,000)	(282,000)
Expenses related IBOT and My Plant option	(747,000)	285,000
Other financing expenses, net	(70,000)	(47,000)
Financing expenses, net	(952,000)	(44,000)

Net loss	(1,882,000)	(1,649,000)

Revenues. We had no revenues in the nine months ended September 30, 2024 and 2023.

Research and Development. Research and development expenses for the nine months ended September 30, 2024 were $0 compared to $84,000 for the nine months ended September 30, 2023.

Marketing, general and Administrative Expenses. Marketing, general and administrative expenses consist primarily of professional services, share-based compensation expenses and other non-personnel related expenses such as legal expenses. Marketing, general and administrative expenses for the nine months ended September 30, 2024 were $930,000 compared to $1,521,000 for the nine months ended September 30, 2023. The increase in our marketing, general and administrative expenses is primarily attributable to the increase in professional services as well as in our non-cash share-based compensation expenses.

Financing Expenses, Net. Financing expenses, net for the nine months ended September 30, 2024 were $952,000 compared to financing expenses, net of $44,000 for the nine months ended September 30, 2023. The decrease in financial expense is primarily attributable to decrease in finance expenses related to our convertible loans .

Net Loss. Net loss for the nine months ended September 30, 2024 was $1,882,000 and is attributable to the reasons discussed above.

Financial Condition, Liquidity and Capital Resources

At September 30, 2024, we had current assets of $115,000 compared to total current assets of $258,000 as of December 31, 2023. The increase is mainly attributed to the increase in other prepaid expenses.

At September 30, 2024, we had a cash balance of $0 compared to the cash balance of $7,000 as of December 31, 2023.

At September 30, 2024, we had a working capital deficiency of $3,187,000 as compared with a working capital deficiency of $2,461,000 at December 31, 2023.

The following table provides a summary of operating, investing, and financing cash flows for the nine months ended September 30, 2024 and 2023, respectively (in US Dollars):

	Nine Months Ended
	September 30, 2024	September 30 2023
Net cash used in operating activities	(30)	(148)
Net cash used in investment activities	-	-
Net cash provided by Financing Activities	23	130

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

Based on the Company’s evaluation of the effectiveness of its disclosure controls and procedures as of September 30, 2024, the Company’s principal executive officer and the Company’s principal financial officer concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2024, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

