Form 10-K
period 2024-12-31
CITRINE GLOBAL, CORP.
filed 2025-09-03
CIK 1498067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 000-55680

CITRINE GLOBAL, CORP.

(Name changed to SKYTECH ORION GLOBAL CORP. in Delaware, waiting upon Finra for approval for SEC usage)

(Exact Name of Registrant as Specified In Its Charter)

Delaware	68-0080601
(State of Incorporation)	(I.R.S. Employer Identification No.)

5 Rashi St. Yerucham, Israel	8050743
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: +97298851422

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	CTGL	OTC

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

On December 31st, 2024, the registrant had 1,044,074,409 shares of common stock outstanding, and 1,234,185,009 as of September 3, 2025.

CITRINE GLOBAL CORP

2024 FORM 10-K ANNUAL REPORT

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

PART I

ITEM 1. BUSINESS

This summary highlights selected information contained elsewhere in this report and does not contain all the information that you should consider before making your investment decision. Before investing in our common stock, you should carefully read this entire report, including the information set forth under the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this report and our consolidated financial statements and the accompanying notes included in this report. Except as otherwise indicated herein or as the context otherwise requires, references in this report to “Citrine Global,” the “Company,” “we,” “us,” and “our” refer to Citrine Global, Corp. renamed SkyTech Orion Global Corp. in June 2025 in Delaware and our consolidated subsidiaries, including our wholly-owned subsidiary, CTGL-Citrine Global Israel Ltd. and to our partially owned subsidiary Cannovation Center Israel Ltd. (renamed SkyTech Orion Ltd. in May 2025). For the avoidance of doubt, throughout this report references to “Citrine Global, Corp.” or “SkyTech Orion Global Corp.” (also referred to as “SkyTech Global” or “SkyTech”) mean the U.S. public company, while references to “Cannovation Center Israel Ltd.,” “SkyTech Orion Ltd.” or “SkyTech Israel” mean the Company’s Israeli subsidiary. The use of these names reflects historical name changes and customary commercial usage, and all should be interpreted as referring to the Company and its consolidated group, as applicable.

Overview

Management Update and Business Review

The Company’s entire executive leadership, strategic management, and core operations are based in Israel, operating through its wholly owned subsidiary CTGL Citrine Global Israel Ltd. and its majority-owned subsidiary Cannovation Center Israel Ltd. (renamed SkyTech Orion Ltd. in May 2025).

On October 7, 2023, a large-scale war broke out in Israel, leading to a prolonged national crisis. The war created widespread uncertainty and instability in the country, disrupted the Israeli economy, and adversely affected the Company’s operations. Since the outbreak of the conflict, the Company has continued to face significant disruptions. The Company continued to pursue its wellness and plant-based health operations. However, since the outbreak of the war in Israel, and its prolonged impact, the Company has experienced disruptions and material delays in its operations, product development investments, fundraising activities, and international marketing and sales efforts, and particularly plans for entry into the U.S. market.

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

Specifically, the Company has reviewed its strategic land asset in Yerucham in the context of its unique platform of Innovation and Operational Centers, with the objective of aligning this important asset with evolving national priorities and global industry needs. During the process of evaluation, the Company identified a unique opportunity to realign its operations with Israel’s evolving national priorities, leveraging its most strategic asset of industrial land in Yerucham, acquired through a government-supported program and now located in a region designated as a national hub for UAV and drone solutions.

In Q4 2024 the company decided to focus its activities on the UAV and drone industry. This evaluation reflects management’s view of the Yerucham site as a significant resource with substantial potential for long-term development and value creation for the Company.

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

The Company has a proprietary Operational Innovation Centers Platform. This modular and scalable infrastructure model supports the Company’s business growth by enabling the delivery of end-to-end solutions across its areas of activity, including product development, production, and commercialization. The platform is operated through the Company’s Israeli subsidiary with the goal of establishing specialized innovation centers that support both internal operations and external strategic collaborations.

Each innovation center functions as an integrated operational ecosystem offering a wide range of core capabilities, including:

•	Research and development laboratories
•	Manufacturing and product formulation infrastructure
•	Quality assurance and testing
•	Import/export and logistics support
•	Distribution and go-to-market operations
•	Services for both the Company’s proprietary product lines and third-party clients

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

Description of our Business:

The Company was primarily engaged in the field of wellness and plant-based health solutions, in line with its long-term strategy in previous years. Activities included the development of proprietary product lines, strategic collaborations, and minority investments in companies such as iBOT Israel Botanicals Ltd., aimed at commercializing wellness and nutritional supplement products. As part of this strategy, the Company planned to launch its wellness products in the United States during 2024, subject to obtaining the necessary regulatory approvals.

However, the outbreak of war in Israel on October 7, 2023, and its ongoing impact on the Israeli economy particularly in international-facing consumer sectors the Company was unable to move forward with its planned launch and its international sales activities and the execution of its planned marketing and strategic initiatives, as well as its fundraising efforts and investment plans.

The continued war in Israel, alongside growing regional instability and global security challenges and following an internal review of the evolving situation and the realization that the conflict was ongoing with no clear resolution in sight, the Company’s management initiated a comprehensive strategic reassessment of its business direction and long-term operational priorities.

In October 2024, the Company undertook a strategic reassessment of its operations and future direction, with a particular focus on its key company’s asset government-supported industrial land in Yerucham, Israel, held through its Israeli subsidiary. the Yerucham site emerged as a uniquely strategic location for defense innovation, benefiting from its designation as Israel’s national UAV testing field and its integration into a broader ecosystem supported by the Ministry of Defense, Ministry of Economy, Israel Innovation Authority, and Yerucham Municipality.

Leveraging its proprietary Operational Innovation Centers’ Platform, its strategically located, government-supported industrial land in Yerucham, and the leadership of its CEO and Chairwoman, Ora Elharar Soffer who brings decades of experience in the high-tech, defense, and strategic development sectors, the Company identified a unique opportunity to realign its operations toward the high-impact sector of defense and unmanned aerial vehicle (UAV) solutions.

In response to evolving national priorities and the growing global demand for secure, Israeli-made defense capabilities, the Company, through its Israeli subsidiary, submitted a comprehensive proposal to the Israeli Ministry of Economy to establish a new national innovation and production center to be named “SkyTech Center”. This initiative focuses on the development, production, and integration of advanced UAV and drone solutions, designed to support both Israeli defense needs and international markets.

On January 12, 2025, the Company was officially selected by the Government of Israel to lead a flagship national project in the military UAV and drone sector. SkyTech was chosen from among numerous applicants competing for inclusion in this strategic program, following a comprehensive government selection process.

As part of this designation, the Company was awarded a development grant of NIS 12.5 million (approximately $3.4 million) by the Israeli Ministry of Economy one of the largest grants granted under the government’s national defense and innovation initiatives. In addition to the grant, SkyTech was approved for a range of complementary benefits, including corporate tax incentives, employment and training support, import/export facilitation, and regulatory guidance designed to accelerate the establishment and expansion of the SkyTech Center.

The SkyTech Center is planned to serve as Israel’s national hub for innovation and manufacturing in the field of unmanned aerial systems (UAS), tailored to the operational needs of the defense sector. It will provide the infrastructure for research, development, assembly, testing, and integration of advanced unmanned systems, all in full compliance with Israeli and international defense regulations and export standards.

As a result, the SkyTech Center is being established as a national flagship project and a strategic assembly and production hub in Israel, dedicated to the defense sector, with a focus on UAVs, drones, AI-powered platforms, Western-grade critical components, and advanced defense solutions tailored to military applications in the field of UAV and drone solutions.

The Company views this transition as a pivotal strategic move that enables it to operate in one of the most impactful and rapidly expanding sectors in Israel and globally particularly in the defense arena.

In recent years, drones and UAVs have revolutionized modern warfare, offering new capabilities in intelligence gathering, situational awareness, real-time targeting, and operational efficiency. As militaries seek agile, cost-effective, and unmanned solutions to meet evolving battlefield needs, the global demand for drone-based defense systems is accelerating rapidly.

Israel, known for its technological leadership and combat-proven innovations, is emerging as a global center for drone and UAV development. The war-driven urgency, coupled with strategic investments by the Israeli Ministry of Defense and allied nations, has positioned this sector as one of the most dynamic and vital areas of defense solution.

Amid wartime disruptions and changing geopolitical realities, drones and UAVs have emerged as the next generation of defense technology a field in which Israel is now seen as a global leader, and one where demand is expected to continue rising significantly.

Description of The Wellness and Plant-Based Business:

The Company operates in the field of plant-based wellness & pharma solutions with a vision to help improve people’s health and quality of life.

The global health and wellness market is expected to reach USD 7.6 trillion by 2030, growing at a CAGR of 5.5% from 2021 to 2030 1 with growing awareness of health and wellness solutions for improving people’s quality of life2.

We are witnessing a global movement of health and wellbeing becoming a priority for the public. There is increasing recognition that people need to take charge of their own health, improve their quality of life, use natural products, and balance side effects caused by medicines and treatment3.

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

As mentioned, we planned to launch the products in the US and other territories after obtaining all relevant regulatory approvals. However, the current war in Gaza has significantly affected the Israeli economy, which has directly impacted our ability to launch our products in the US currently. We have revised our business plans given the local situation on the ground, as described further on.

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

Alliance and Investment in MyPlant Bio Ltd.

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

On December 30, 2022, we purchased a 10% equity interest in MyPlant Bio Ltd. While there was an option to purchase up to 55% of MyPlant Bio Ltd., this option expired on December 31, 2023 and said option was never exercised; leaving the Company with its previous 10% holding.

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

Oral Cavity Dry-Mouth -Side-Effect

Research shows that the overall estimated prevalence of dry mouth is over one in four people in the general population with higher prevalence rates observed in studies conducted with elderly people16 demonstrating that oral cavity-related symptoms are linked to different factors, such as using medicines, treatments, aging, an unbalanced or unhealthy lifestyle, various chronic diseases, psychological reasons, stress, and more6.

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

The Dry Mouth Treatment Market is expected to reach $1.81 billion by 20327.

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

5 Research, P., 2022. Nutritional Supplements Market to Hit US$ 624.7 Billion by 2030. [online] GlobeNewswire

6 American Dental Association (ADA) Science & Research Institute, LLC Oral Health Topic: Xerostomia, Department of Scientific Information, Evidence Synthesis & Translation Research. Feb 2021

7 Dry Mouth Treatment Market Outlook (2022-2032), Persistence Market Research, 2021

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

In October 2024, the Company undertook a strategic reassessment of its operations and future direction, with a particular focus on its key company’s asset government-supported industrial land in Yerucham, Israel, held through its Israeli subsidiary. the Yerucham site emerged as a uniquely strategic location for defense innovation, benefiting from its designation as Israel’s national UAV testing field and its integration into a broader ecosystem supported by the Ministry of Defense, Ministry of Economy, Israel Innovation Authority, and Yerucham Municipality.

Leveraging its proprietary Operational Innovation Centers’ Platform, its strategically located, government-supported industrial land in Yerucham, and the leadership of its CEO and Chairwoman, Ora Elharar Soffer who brings decades of experience in the high-tech, defense, and strategic development sectors, the Company identified a unique opportunity to realign its operations toward the high-impact sector of defense and unmanned aerial vehicle (UAV) solutions.

In response to evolving national priorities and the growing global demand for secure, Israeli-made defense capabilities, the Company, through its Israeli subsidiary, submitted a comprehensive proposal to the Israeli Ministry of Economy to establish a new national innovation and production center to be named “SkyTech Center”. This initiative focuses on the development, production, and integration of advanced UAV and drone solutions, designed to support both Israeli defense needs and international markets.

On January 12, 2025, the Company was officially selected by the Government of Israel to lead a flagship national project in the military UAV and drone sector. SkyTech was chosen from among numerous applicants competing for inclusion in this strategic program, following a comprehensive government selection process.

As part of this designation, the Company was awarded a development grant of NIS 12.5 million (approximately $3.4 million) by the Israeli Ministry of Economy one of the largest grants granted under the government’s national defense and innovation initiatives. In addition to the grant, SkyTech was approved for a range of complementary benefits, including corporate tax incentives, employment and training support, import/export facilitation, and regulatory guidance designed to accelerate the establishment and expansion of the SkyTech Center.

The SkyTech Center is planned to serve as Israel’s national hub for innovation and manufacturing in the field of unmanned aerial systems (UAS), tailored to the operational needs of the defense sector. It will provide the infrastructure for research, development, assembly, testing, and integration of advanced unmanned systems, all in full compliance with Israeli and international defense regulations and export standards.

As a result, the SkyTech Center is being established as a national flagship project and a strategic assembly and production hub in Israel, dedicated to the defense sector, with a focus on UAVs, drones, AI-powered platforms, Western-grade critical components, and advanced defense solutions tailored to military applications in the field of UAV and drone solutions.

The Company views this transition as a pivotal strategic move that enables it to operate in one of the most impactful and rapidly expanding sectors in Israel and globally particularly in the defense arena.

In recent years, drones and UAVs have revolutionized modern warfare, offering new capabilities in intelligence gathering, situational awareness, real-time targeting, and operational efficiency. As militaries seek agile, cost-effective, and unmanned solutions to meet evolving battlefield needs, the global demand for drone-based defense systems is accelerating rapidly.

Israel, known for its technological leadership and combat-proven innovations, is emerging as a global center for drone and UAV development. The war-driven urgency, coupled with strategic investments by the Israeli Ministry of Defense and allied nations, has positioned this sector as one of the most dynamic and vital areas of defense solution.

Amid wartime disruptions and changing geopolitical realities, drones and UAVs have emerged as the next generation of defense technology a field in which Israel is now seen as a global leader, and one where demand is expected to continue rising significantly.

Israel as a Source of Innovation

Our presence in Israel combined with our close contacts with leading universities, researchers and companies empowers us to access the latest technologies, talent, and innovations and bring them to the global market.

We chose to focus on Israel for the following reasons:

●	Israel is well positioned as a leader in technology with a critical mass of technology companies, researchers, and scientists[8].
●	Our headquarters, our executives and strategic partners are based in Israel, where we have been operating for years and have a strong network with Israeli companies, universities, labs, entrepreneurs, and businesses.
●	The Israeli government views and supports technological innovation a major growth engine for the Israeli economy and supports it. The government support includes grants for the purchase of equipment, tax incentives, incentives for employing workers, and other benefits as part of a program of the Israeli government to encourages industrial development and benefits for the city of Yerucham. On January 12, 2025, the Company was officially selected by the Government of Israel to lead a flagship national project in the military UAV and drone sector. As part of this designation, the Company was awarded a development grant of NIS 12.5 million (approximately $3.4 million) by the Israeli Ministry of Economy one of the largest grants granted under the government’s national defense and innovation initiatives.
●	We acquired land in the south of Israel, backed by government support, to build our first operational innovation center dedicated to wellness and pharma technologies.

8 PwC-Startup Nation Central Report Explores Israel’s Multinational Innovation Ecosystem

9 Portfolio of Israeli companies Life science and Clean-tech sectors October 2020

Creating a Global Network & Growth Strategy

A core part of our strategy includes building a worldwide network with local teams, partners, subsidiaries, Operational Innovation Centers, strategic partnerships, collaborations, and mergers & acquisitions of technology and distribution companies.

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

Competition

The global health and wellness market is expected to reach USD 7.6 trillion by 203014 and is very crowded and competitive. Many companies, from startups to corporate giants, operate in these spaces.

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

● Platform of Operational Innovation Centers - To support scalable and compliant growth across highly regulated industries, we are developing a platform of Operational Innovation Centers. These centers provide infrastructure, regulatory support, manufacturing, QA, logistics, import/export, and commercialization services tailored to industry-specific needs.

The Health & Wellness Industries Global Market Size and Potential:

The global health and wellness market is expected to reach USD 7.6 trillion by 2030, growing at a CAGR of 5.5% from 2021 to 2030. The hectic, unbalanced lifestyle has resulted in the prevalence of lack of proper diet and sleep, stress, depression, anxiety, cancer, diabetes, and various other health related issues. Lack of proper diet has resulted in the reduced intake of essential nutrients and minerals required for the healthy and active functioning of the human body. Precedence research identifies growth opportunities to the health and wellness market players across the globe in the adoption of smart technologies and innovative ways in manufacturing various health and wellness products, nutritional supplements, healthy snacks and beverages, the growing biopharmaceutical industry and development of botanical drugs16.

The Global Nutritional Supplements Market

The global nutritional supplements market is expected to reach USD 624.7 billion by 2030 and is expanding growth at a CAGR of 7.1% over the forecast period 2021 to 2030 with plant-based supplements containing natural ingredients and extracts of plants and mushrooms that have a beneficial biological effect23. The global superfoods market is expected to reach USD 214.95 billion by 2027 with superfoods being foods that have a very high nutritional density. This means they provide a substantial amount of nutrients and very few calories. They contain a high volume of minerals, vitamins, and antioxidants.

Growth in the nutritional supplements market is driven by growing awareness of health and safety in the traditional pharma, food, and beverage industries as well as higher healthcare costs. Authentic consumption has become a major food and beverage trend as consumers increasingly seek natural ingredients. Products such as ginseng, echinacea, ginkgo biloba, and garlic, the top selling botanical products are considered natural remedies for inflammation and infections. This is also driving growth of vitamins and minerals and moving towards natural colorant-based plant juice products, since they provide better and long-lasting protection from viruses and bacteria. In addition, botanicals and nutritional supplements are widely used by people who suffer from diseases related to weight management, clinical nutrition, digestive health (gut health problems), immunity, diabetes, and cardio fitness, either as treatment or prevention24.

16 Research, P., 2022. Health and Wellness Market Size to Hit USD 7,656.7 Bn by 2030. [online] GlobeNewswire News Room

17 NielsenIQ. 2022. An inside look into the 2021 global consumer health and wellness revolution.

18 Research, P., 2022. Nutritional Supplements Market to Hit US$ 624.7 Billion by 2030. [online] GlobeNewswire

19 Research, I., 2022. Global Superfoods Market Size is Projected To Reach US$ 287.75 Billion by 2027 | Superfoods Market Store, Delivery Options, Emerging Trends 2022 | Segmentation by Product Type, Applications, Regions, & Key-Players (ADM, Ardent Mills, Bunge). [online] GlobeNewswire News Room

20 Grandviewresearch.com. 2022. Legal Marijuana Market Size Worth $70.6 Billion By 2028. [online]

21 2018-2026, G. and 2018-2026, G., 2022. Botanical and Plant Derivative Drug Market - Global Forecast 2018-2026. [online]

22 Fortune Business Insights, The global vegan cosmetics market is projected to grow to $24.79 billion in 2028 Report ID FBI106594 [online]

23 Research, P., 2022. Nutritional Supplements Market to Hit US$ 624.7 Billion by 2030. [online] GlobeNewswire

24 PwC “Vitamins and Dietary Supplements Market Overview Report, https://www.pwc.com/it/it/publications/assets/docs/Vitamins-Dietary-Supplements-Market-Overview.pdf

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

Regulatory Environment for Our Products

Our products are regulated in Israel as nutritional supplements and meet the regulatory compliance requirements for nutritional supplements in Israel. IBOT Israel Botanicals, our manufacturing facility for our products, is approved by the Israeli Ministry of Health and is GMP-certified.

Good Manufacturing Practice (GMP) is a system for ensuring that products are consistently produced and controlled according to quality standards. GMP covers all aspects of production from the starting materials, premises, and equipment to the training and personal hygiene of staff. Detailed written procedures are essential for each process that could affect the quality of the finished product. There must be systems to provide documented proof that correct procedures are consistently followed at each step in the manufacturing process - every time a product is made. The National Food Service (NFS) is the regulatory body at the Israeli Ministry of Health, that is responsible for food and nutritional supplements approval. The NFS strictly examines the safety and quality of each nutritional supplement product that is about to be registered and marketed in Israel.

Regulatory Environment for Our Products

Our products are regulated in Israel as nutritional supplements and meet all regulatory compliance requirements for nutritional supplements in Israel. iBOT Israel Botanicals, our manufacturing facility for our products, is approved by the Israeli Ministry of Health and is GMP-certified.

Good Manufacturing Practice (GMP) is a system for ensuring that products are consistently produced and controlled according to quality standards. GMP covers all aspects of production from the starting materials, premises, and equipment to the training and personal hygiene of staff. Detailed written procedures are essential for each process that could affect the quality of the finished product. There must be systems to provide documented proof that correct procedures are consistently followed at each step in the manufacturing process - every time a product is made. The National Food Service (NFS) is the regulatory body at the Israeli Ministry of Health, that is responsible for food and nutritional supplements approval. The NFS strictly examines the safety and quality of each nutritional supplement product that is about to be registered and marketed in Israel.

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

Strategic Shift – Entry into Defense & UMS (Unmanned Systems) and Drone Industry

The continued war in Israel, alongside growing regional instability and global security challenges, underscored the strategic importance of technological resilienceparticularly in the fields of defense and UAV/Drone systems.

In O4 2024, the Company undertook a strategic reassessment of its operations and future direction, with a particular focus on its key asset government-supported industrial land in Yerucham, Israel, held through Israeli subsidiary. the Yerucham site emerged as a uniquely strategic location for defense innovation, benefiting from its proximity to Israel’s national UAV testing field and its integration into a broader ecosystem supported by the Ministry of Defense, Ministry of Economy, Israel Innovation Authority, and the Yerucham Municipality.

Leveraging its proprietary Operational Innovation Centers’ Platform, its strategically located, government-supported industrial land in Yerucham, and the leadership of its CEO and Chairwoman, Ora Elharar Soffer who brings decades of experience in the high-tech, defense, and strategic development sectors the Company identified a unique opportunity to realign its operations toward the high-impact sector of defense and unmanned aerial vehicle (UAV) solutions.

In response to evolving national priorities and the growing global demand for secure, Israeli-made defense capabilities, the Company, through its Israeli subsidiary, submitted a comprehensive proposal to the Israeli Ministry of Economy to establish a new national innovation and production center to be named “SkyTech Center”. This initiative focuses on the development, production, and integration of advanced UAV and drone solutions, designed to support both Israeli defense needs and international markets.

On January 12, 2025, the Company was officially selected by the Government of Israel to lead a flagship national project in the military UMS and drone sector. SkyTech was chosen from among numerous applicants competing for inclusion in this strategic program, following a comprehensive government selection process.

As part of this designation, the Company was awarded a development grant of NIS 12.5 million (approximately $3.4 million) by the Israeli Ministry of Economy one of the largest grants granted under the government’s national defense and innovation initiatives. In addition to the grant, SkyTech was approved for a range of complementary benefits, including corporate tax incentives, employment and training support, import/export facilitation, and regulatory guidance designed to accelerate the establishment and expansion of the SkyTech Center.

The SkyTech Center is planned to serve as Israel’s national hub for innovation and manufacturing in the field of unmanned systems (UMS), tailored to the operational needs of the defense sector. It will provide the infrastructure for research, development, assembly, testing, and integration of advanced unmanned systems, all in full compliance with Israeli and international defense regulations and export standards.

SkyTech Center Israel – Building Demonstration (Architect: Avner Sher)
All rights reserved to the Company. The final design, specifications, and construction are subject to change and are not binding.

The SkyTech Center is designed to provide full-cycle infrastructure for secure, Israeli-based manufacturing of defense-grade UMS and drone solutions, supporting both domestic and international markets. The Center integrates advanced production, research, testing, and business development capabilities within one national hub, ensuring compliance with Israeli and allied defense standards.

Key components of the SkyTech Center include:

•	Assembly & Production – Advanced UAV and drone manufacturing and assembly lines, including 3D-printing capabilities.
•	Research & Development – Hardware, software, and AI development and customization.
•	Laboratories & QA Testing – Facilities for validation, quality assurance, and compliance testing.
•	Regulatory Compliance – Full alignment with MOD, NDAA, ITAR, and EU defense/export regulations.
•	Flight Testing & Rental Services – Integration with Israel’s national drone test site and controlled environments for UAV flight testing and evaluation.
•	Equipment & Logistics Services – Rental and logistical support for defense applications.
•	Training Department – Simulator-based environments for training, skill development, and testing.
•	Business Development & Innovation Hub – Support for startups and defense-tech companies, providing workspace, technical infrastructure, and access to strategic partnerships.

Strategic Positioning & Global Expansion

The SkyTech Center is being established as a national flagship project and a strategic assembly and production hub for the defense sector in Israel, with a focus on UAVs, drones, AI-powered platforms, Western-grade critical components, and advanced defense solutions tailored to military applications.

As part of its global expansion strategy, the Company is also establishing additional assembly and manufacturing centres worldwide. A U.S.-based production and assembly center is already under evaluation, aligned with U.S. defense procurement policies and regulatory frameworks.

SkyTech’s Breakthrough Multi-Domain Modular System for Unmanned Systems

The Company has developed a unique multi-domain modular system for unmanned platforms – an innovative solution designed to operate in air, sea, land, and advanced robotic configurations. The system represents a proprietary technological platform, based on a distinctive development methodology, enabling both operational deployment in the field and large-scale serial production capabilities, reaching hundreds of thousands and even millions of units in an efficient, rapid, and cost-effective manner.

The Company’s strategy focuses on the integration of approved Western defense-grade components, in light of the growing demand for compliance with strict regulatory and security standards in international markets, particularly in Israel, the United States, and other Western countries. This strategic approach ensures that the system meets the most rigorous defense requirements and enables market penetration into key global defense sectors.

The system is primarily aimed at the defense industry, addressing the rising demand for advanced unmanned solutions worldwide. The combination of technological uniqueness, scalable serial production capacity, and the strategic use of Western-approved components provides the Company with a significant strategic advantage, unlocking substantial sales potential and positioning it as a leading player in the global unmanned systems market.

SkyTech’s Modular FPV Drone – Developed for Defense

As part of its multi-domain modular system, SkyTech has developed a modular FPV (First Person View) drone, representing an initial and dedicated implementation of the Company’s broader development concept. The drone is specifically designed to address the evolving operational needs of defense forces. Compact, agile, and adaptable, it is built with trusted components that meet the most stringent international defense standards, including NDAA, ITAR, and Israeli MOD requirements.

The Company is building a portfolio of modular FPV drones and advanced unmanned systems (UAV/UAS), all based on certified and regulation-compliant components. These products are intended to meet the urgent operational demands of modern armed forces while ensuring flexibility, scalability, and secure integration.

Initial assembly capabilities are being established through a hybrid model that combines the Company’s in-house resources with strategic collaborations with certified contractors. This approach enables early-stage production and timely delivery of systems to meet immediate demand, including planned sales to the Israeli defense sector, international allied markets, and the U.S. military.

In parallel, the Company is evaluating localized manufacturing options in the United States, in line with U.S. defense procurement policies and regulatory frameworks.

SkyTech’s FPV drone activities form an integral part of the Company’s global strategy to deliver advanced defense technologies to strategic partners and government customers worldwide ensuring readiness, compliance, and long-term operational value. The Company is preparing for large-scale commercial sales across key defense markets, with a strong focus on building long-term customer relationships and expanding its international footprint.

This approach supports SkyTech’s mission to provide high-quality, adaptable defense technologies to strategic partners and government customers worldwide ensuring readiness, compliance, and long-term operational value. As part of its global business strategy, the company is actively preparing for scalable commercial sales across multiple defense markets, with a strong focus on building long-term customer relationships and international growth.

SkyTech’s vision is that, as part of the infrastructure being developed within the SkyTech Center, the company will have the capability to produce hundreds of thousands of FPV drones annually. These drones are based on certified, military-grade components designed to meet the highest defense standards.

This anticipated capacity is driven by the rapidly growing global demand for defense-ready drone systems, as FPV drones are increasingly recognized as the future of tactical weaponry on the modern battlefield. It reflects SkyTech’s strategic vision and production roadmap to build scalable, secure, and regulation-compliant capabilities that address the evolving needs of allied defense markets worldwide.

Collaboration with the Israeli Defense Forces (IDF)

SkyTech believes that close collaboration with Israel’s defense system provides a significant advantage in aligning product development with real-world operational needs, accelerating time-to-field, and ensuring that its platforms meet the highest military and regulatory standards.

This relationship supports SkyTech’s commitment to advancing Israeli technological independence, strengthening national production capabilities, and developing certified, mission-ready drone solutions designed to serve both local defense requirements and global allied forces.

This initiative is part of SkyTech’s broader strategy to foster a collaborative defense innovation ecosystem, support the scaling of partner companies, and position SkyTech as a key facilitator of growth and advancement in the UAV and defense technology sectors both locally and globally.

The Company operates in Israel through its subsidiaries CTGL Citrine Global Israel Ltd., and Cannovation Center Israel Ltd., renamed SkyTech Orion Ltd. in Q2 2025.

As part of this strategic redirection, we are aligning our U.S. corporate platform with SkyTech’s Israeli operations to create a seamless U.S.–Israel bridge for dual-national activity in the field of unmanned aerial systems (UAS), drones, and related defense technologies.

Israel and Yerucham – Strategic Innovation Hub for UAV and Drone Technologies

Israel serves as a key foundation for the Company’s innovation and development strategy in the field of UAVs and drone technologies. The Company’s strong presence in Israel alongside its deep ties with leading academic institutions, researchers, and technology partners enables access to cutting-edge innovations, engineering talent, and dual-use technologies essential for defense and aerospace applications.

The Company chose to anchor its UMS and drone and drone operations in Israel for the following strategic reasons:

•	The Company’s headquarters, executive leadership, and strategic partners are based in Israel, with longstanding operational experience and an extensive network of collaborations with universities, labs, startups, and defense-related entities.
•	Israel recognizes the UAV and drone sector as a critical national priority, particularly in light of the ongoing war and evolving security threats. The government has identified the need for locally developed and manufactured unmanned systems as a strategic imperative — ensuring operational independence, rapid deployment, and reduced reliance on foreign supply chains.
•	As part of this national strategy, there is an increasing emphasis on using Western-approved components to ensure compatibility with allied defense standards, support international cooperation, and eliminate dependency on non-compliant or restricted-origin technologies.
•	Israel has an advanced regulatory and operational environment that supports the rapid development, testing, and deployment of unmanned systems, particularly those intended for defense and dual-use purposes.
•	The Israeli government actively promotes industrial and defense innovation through grants for equipment, tax benefits, employment incentives, and dedicated programs for priority regions such as Yerucham, where the Company is establishing its innovation and production center.
•	In alignment with this vision, the Company owns government-backed industrial land in Yerucham, southern Israel, on which it is building a dedicated Operational Innovation and Production Center for UMS and drone development, assembly, testing, and commercialization, designed to serve both domestic and international defense markets.

National Prioritization and Yerucham as a Strategic Location

SkyTech is building its UMS & Drone innovation and production center on company-owned land in the city of Yerucham, a region officially designated by the Israeli government as a strategic national priority zone for the development of UAV and drone technologies. Yerucham is emerging as a national hub for unmanned systems innovation, development, and defense solutions.

This designation provides operating companies with extensive government-backed benefits, including:

•	Capital investment grants
•	Tax incentives and employment support programs
•	Streamlined infrastructure and permitting processes
•	Access to government procurement channels and joint development programs

Geographic and operational advantages of Yerucham include low population density, open airspace, and proximity to military zones, making it ideal for real-time testing, production, and training for UAV solution.

Government Support and National Strategy

The Israeli Ministry of Defense and related agencies continue to invest heavily in innovation, allocating over $168 million to 86 Israeli startups in 2024 alone. That same year, Israeli defense exports reached a record $14.79 billion, with over 54% going to Europe, and nearly 57% of contracts valued above $100 million. These achievements occurred despite the ongoing security challenges, highlighting Israel’s global leadership in defense technologies.

Additionally, Israel’s National Drone Initiative (INDI) has positioned the country at the forefront of UAV integration by establishing the world’s first municipal airspace management center for autonomous aircraft in shared civilian and military airspace.

The Israeli government officially recognizes the UAV and drone sector as a “national growth engine”, driven by global demand, rising geopolitical complexity, and the expansion of dual-use technologies into both military and civilian markets. This recognition reflects Israel’s commitment to maintaining global leadership in UAV innovation.

By establishing its operations in Yerucham, SkyTech is strategically leveraging the unique combination of government incentives, national defense priorities, geographic advantages, and access to talent and infrastructure — positioning the Company as a leader in both the Israeli and global UAV and drone markets.

Strategic Alignment: U.S.–Based Parent Company and Israel–Based Subsidiaries

As part of its strategic focus on defense, unmanned systems (UMS) and drone solutions, the Company operates through a dual-national corporate structure, combining its U.S.-based parent entity, SkyTech Orion Global Corp., with its Israeli subsidiaries.

This integrated framework allows Israeli technological innovation to be directly connected with U.S.-based commercialization and compliance, creating a scalable and regulation-compliant structure for growth in the UMS and defense sectors.

Role of SkyTech Orion Global Corp. (U.S.) -As the Company’s parent entity in the United States, SkyTech Orion Global Corp. provides:

•	Public corporate infrastructure for capital raising, M&A, and strategic partnerships;
•	Direct access to U.S. and NATO-aligned defense markets;
•	Local production, customization, and assembly of UMS and drone systems;
•	Supply to international customers through FMS, G2G, and B2B channels;
•	Warehousing, logistics, and export compliance in U.S. territory.
•	Legal and operational framework for U.S.-compliant manufacturing and export;
•	U.S.-Based Manufacturing and Operational Innovation Center -

In alignment with U.S. policy trends supporting domestic defense manufacturing and secure supply chains, the Company is evaluating the establishment of a U.S.-based Operational Innovation and Manufacturing Center. This initiative is designed to:

•	Build domestic production capacity for UMS and drone platforms;
•	Enable direct sales and contracting with the U.S. Department of Defense (DoD) and other defense agencies;
•	Support distribution and deployment within the United States and allied markets;
•	Ensure participation in defense procurement programs requiring “Made in USA” compliance;
•	Strengthen transatlantic supply chain resilience by leveraging Israeli-developed technologies through the Company’s U.S.–Israel structure.

This dual-national structure enables the Company to integrate Israeli technological innovation with U.S.-based commercialization and defense infrastructure, creating a scalable and regulation-compliant framework that supports growth and sales in Israel, the United States, and worldwide across the UMS, drone, and broader defense sectors. It further provides direct access to defense procurement channels (DoD, FMS, G2G), eligibility for U.S. and Israeli government funding and innovation programs, participation in joint training and operational exercises, and resilient supply chains through the exclusive use of Western-approved components fully compliant with Israeli MOD, U.S. DoD, ITAR, and NDAA standards. The Company positions itself as a trusted and scalable defense partner, supporting growth and sales in Israel, the United States, and across allied global markets.

Market Opportunity

UAVs & Drones - the weapons of future wars

UAVs and drones are transforming modern and future warfare. Conflicts in Ukraine and Israel (e.g., the Iron Swords War), as well as proxy engagements with Iran, have exposed vulnerabilities in traditional defense paradigms and emphasized the strategic value of drones.

In Ukraine, drones are responsible for 60–70% of battlefield damage and most casualties. This shift has created a “zone of continuous death” up to 15 km from the front lines. Meanwhile, Iran and its proxies have developed advanced drone capabilities and supplied them to nations like Russia. Systems such as the Homa, Dideban, and Shahin-1 are now deployed across the region.

Market Projections1:

● Aerial Systems: Expected to reach $163.6B by 2030 (CAGR 14.3%).

● Commercial Drones: $57.8B by 2030; Drones-as-a-Service: $179.3B.

Market of FPV (small) Drones

The war in Ukraine has dramatically accelerated the evolution of tactical small drones and loitering munitions into essential tools of modern warfare. Ukrainian forces have demonstrated the battlefield dominance of mass-produced tactical drones, capable of neutralizing enemy assets worth hundreds or thousands of times more than the cost of each drone. These affordable, scalable systems have become front-line force multipliers, reshaping the nature of asymmetric warfare.

Ukrainian industry is now producing hundreds of thousands of tactical drones annually, with current demand already surpassing one million units per year — underscoring the scale at which modern conflicts require drone-based combat capabilities. Driven by these urgent operational lessons, the global market for tactical small drones and autonomous loitering systems is projected to grow from $6.4 billion in 2025 to $11.25 billion by 20302.

Autonomous drones represent the fastest-growing segment due to their flexibility, speed to field, and battlefield effectiveness.

1 Grandview Research, Feb 2025, Drone Market To Reach $163.60 Billion By 2030 | Research and Markets, May 2025, Drones as a Service Market Forecast Report 2025-2030

2 Markets & Markets, April 2025, Small Drones Market Size 2025-2030

Regulatory Environment –in the Defense UAV Sector

The Company began transitioning into the defense and aerospace sector, with a specific focus on the development and production of unmanned aerial vehicles (UAVs), drones, and modular FPV systems.

This new line of activity operates under a distinct and stringent regulatory framework. In Israel, the production and commercialization of UAV and drone systems—especially for military or security-related use—require compliance with regulations issued by the Ministry of Defense (MOD), the Directorate of Security for the Defense Establishment (MALMAB), and, where relevant, export control regulations governed by the Israeli Export Control Agency. Manufacturing processes may also require approvals or licenses related to dual-use technologies or restricted components.

In parallel, the Company is developing UAV platforms based solely on certified, Western-approved components, in accordance with applicable international and U.S. defense compliance protocols. This approach ensures compatibility with future expansion into U.S. and NATO markets and aligns with evolving Western regulations prohibiting the use of Chinese-origin components in sensitive defense systems.

The Company is currently advancing the regulatory and certification processes required to enter these markets and will continue to disclose its progress in regulatory compliance and operational readiness in future reports, in accordance with applicable disclosure rules.

Regulatory Compliance for Cannovation Center Israel Ltd. (renamed SkyTech Orion Ltd. in Q2 2025)

We acquired approximately 125,000 sq. ft. (11,687 sqm) of industrial land in the south of Israel, designated for the development of the Cannovation Israel Center. The planned 65,000 sq. ft. (~5,800 sqm) facility will include advanced manufacturing spaces, logistics and distribution areas, import/export infrastructure, office space, a training and conference center, and a visitor complex for international partners.

The development of the center is subject to a range of regulatory approvals and compliance processes, including but not limited to:

●	Industrial zoning and building permits from the local planning and building committee;
●	Environmental permits as required by the Israeli Ministry of Environmental Protection;
●	Fire and safety compliance, including authorization from the National Fire and Rescue Authority;
●	Occupational health and safety approvals;
●	Import/export licensing from the Ministry of Economy and relevant customs authorities;
●	Security and defense-related certifications, where applicable, especially if the site will support activities related to UAV or defense technologies;

The construction will be carried out by a professional real estate project management firm, and the Company is currently in the process of retaining regulatory consultants and engineering professionals with experience in industrial and defense-compliant infrastructure to oversee the permitting and compliance process.

We expect to complete the permitting phase in accordance with Israeli law and submit the final detailed engineering and construction plans for approval in line with the project timeline. The Company will continue to report on progress and compliance as part of its disclosure obligations.

The defense UAV market is strategically significant, technologically advanced, and driven by the increasing demand for secure, mission-ready unmanned systems. In Israel, the sector is predominantly led by three long-established defense contractors Elbit Systems, Rafael Advanced Defense Systems, and Israel Aerospace Industries (IAI) which have historically served as the primary UAV providers to the Israeli Defense Forces (IDF) and allied partners.

To promote competition, encourage innovation, and diversify the supplier base, the Israeli government has introduced strategic programs and funding initiatives designed to support new players in the defense UAV ecosystem. These include grants, tax incentives, and infrastructure development support. SkyTech was selected under one of these national initiatives and received government-backed incentives to establish its Operational Innovation Center in Yerucham. The Company’s activities are actively supported by various ministries and agencies, including the Ministry of Defense, the Ministry of Economy, and the Civil Aviation Authority.

Importantly, the IDF itself is investing significant resources in Israeli companies and technologies, and has shown strong support for SkyTech’s platform, which is aligned with national objectives to expand local production capacity, technological independence, and operational agility.

Internationally, while global UAV markets include dominant commercial players such as DJI — a leading Chinese drone manufacturer — their platforms are widely banned or restricted in Western defense applications due to cybersecurity vulnerabilities, foreign ownership, and regulatory incompatibility. This creates a strategic opportunity for companies like SkyTech, which is fully committed to using only certified, non-Chinese, Western-approved components that meet Israeli, U.S., NATO, and other allied defense standards.

A key competitive advantage of the Company lies in its binational structure: through its U.S.-based corporate entity, the Company gains direct access to the American defense market, aligns with U.S. regulatory and security frameworks (such as ITAR and NDAA), and establishes a strategic bridge between Israeli innovation and global defense demand. This dual presence enables cross-border collaboration, rapid deployment capabilities, and participation in multinational procurement programs.

SkyTech’s model combining Israeli R&D and manufacturing with U.S. market access and global compliance offers an agile, secure, and scalable platform designed to meet the evolving needs of modern defense forces. This integrated approach positions the Company as a credible and trusted emerging supplier in both domestic and international UAV markets.

Properties

The address of our primary executive office is 5 Rashi St.

Yerucham, Israel 8050743 Our website address is www.citrine-global.com.

Land Asset in Yerucham, Israel - In February 2022, the Company’s Israeli subsidiary, Cannovation Center Israel Ltd., acquired approximately 11,687 square meters (approximately 125,000 sq. ft.) of industrial land located in Yerucham, southern Israel. The acquisition was made under a Development Agreement with the Israel Lands Authority (ILA) as part of a government-backed industrial initiative. Under the agreement, the Company is required to complete the development of the site within four (4) years, with possible extensions subject to ILA approval. Upon completion, the Company will be granted a 49-year long-term lease, renewable under standard terms, which is considered equivalent to ownership rights under Israeli public land law. The property has been designated for the development of operational innovation center, as part of its broader platform of Operational Innovation Centers intended to support growth, enhance scalability, and provide a foundation for future business activities.

On January 12, 2025, Cannovation Center Israel Ltd. (subsequently renamed SkyTech Orion Ltd.), the Israeli subsidiary received official notification from the Israeli Ministry of Economy and Industry that it had been awarded a government grant in the amount of NIS 12.5 million (approximately USD 3.4 million). The grant, in the amount of NIS 12.5 million (approximately USD 3.4 million), is structured as reimbursements of approximately 37.5% of the Company’s eligible expenses, including construction, equipment, services, and other costs submitted in connection with the establishment of the SkyTech Innovation and Production Center. The grant was awarded as part of a national strategic program supporting the defense sector. The funds are designated for the establishment of the SkyTech Innovation and Production Center in the city of Yerucham, Israel, on land that had previously been allocated to the subsidiary by the State of Israel as part of a prior grant for the construction of an Operational Innovation Center. This new grant is in addition to the prior allocation and supports the construction of approximately 5,000 square meters of facilities on the 11.7-dunam (about 2.89 acres) plot. The Center will include assembly lines, R&D laboratories, testing facilities, and an advanced production system focused on developing and manufacturing defense-grade UAV and drone solutions.

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

We have been operating in our current business since March 2020. Accordingly, our operations are subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. As of December 31, 2024, we have not generated revenues and there can be no assurance that we will ever be profitable. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

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

As part of our growth strategy, we may pursue mergers and acquisitions of entities and/or assets that we believe will have synergistic and/or other value to us. We currently have no agreements or understandings to merge with or acquire any entity and/or assets and may not find suitable merger or acquisition opportunities. Mergers and acquisitions involve numerous risks, any of which could harm our business, including, without limitation:

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

We may be subject to product liability claims which may have a material adverse effect on our business

Through our subsidiary Cannovation Center Israel, we developed the nutritional product line containing natural and herbal formulas based on researched and science-based plants, herbal extracts, mushrooms and other natural ingredients. The product lines are manufactured in Israel in iBOT Israel Botanicals Ltd, iBOT being a related party with which we have manufacturing and strategic cooperation agreements, under a GMP-certified manufacturing facility approved by the Israeli Ministry of Health. the products which may be subject to different regulations for manufacturing, depending on country and product. As these products are designed to be ingested by humans, we face an inherent risk of exposure to product liability claims, regulatory action and litigation if our products are alleged to have caused significant loss or injury. Previously unknown adverse reactions resulting from human consumption of cannabis products alone or in combination with other medications or substances could occur. We may be subject to various product liability claims, including, among others, that the products produced by us caused injury or illness, include inadequate instructions for use or include inadequate warnings concerning possible side effects or interactions with other substances. A product liability claim or regulatory action against us could result in increased costs, could adversely affect our reputation with our clients and consumers generally, and could have a material adverse effect on the business, financial condition and operating results of the Company. There can be no assurances that we will be able to obtain or maintain product liability insurance on acceptable terms or with adequate coverage against potential liabilities. The inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of products.

Regulatory Risks and Compliance Barriers in the Defense UAV Sector

As the Company transitions into the defense UAV and drone sector, it becomes subject to a complex and evolving set of local and international regulations, licenses, and restrictions that govern the development, integration, marketing, and export/import of unmanned aerial systems (UAS) and related defense technologies.

Defense-related UAVs require a variety of approvals from governmental agencies, including — but not limited to — the Israeli Ministry of Defense (MOD), the Ministry of Economy, the Israeli Export Control Agency, the U.S. Department of Commerce (BIS), and the U.S. Department of State under ITAR (International Traffic in Arms Regulations). The failure to secure or maintain such authorizations could delay or prohibit the commercialization of our systems.

Furthermore, due to national security considerations, defense UAV platforms often require certified communication systems, secure encryption, and electromagnetic compatibility (EMC) testing. These technologies may also be subject to export restrictions, especially when involving Western-aligned protocols or encryption modules.

Internationally, drone and UAV systems face growing scrutiny related to cybersecurity, data transfer, component origin (e.g., Non-Chinese, Western-approved supply chains), and airspace management protocols. As such, navigating compliance frameworks across multiple jurisdictions can result in delays, added costs, and limitations on potential markets.

Import and export of critical components — such as avionics, secure communication modules, military-grade sensors, and flight control systems — may also be subject to embargoes, restricted party screening, and dual-use classification issues. In addition, some components may require government-to-government (G2G) authorization or end-user certification.

While the Company is committed to working exclusively with Western-certified components and maintaining strict adherence to defense regulatory protocols, there can be no assurance that all regulatory risks, policy shifts, or geopolitical barriers can be fully anticipated or mitigated. Failure to comply with such requirements could have a material adverse effect on the Company’s operations, commercialization timeline, and financial performance.

Regulatory and Licensing Barriers in the Defense Drone and UAV Sector

The defense UAV and drone industry is heavily regulated, and the successful commercialization of our platforms is contingent upon obtaining and maintaining a wide range of licenses, certifications, and governmental approvals in both Israel and international markets.

In Israel, defense-related UAV activities require compliance with strict national security protocols and multi-tiered regulatory oversight, including:

●	Approval and classification by the Israeli Ministry of Defense (MOD);
●	Export licensing through the Defense Export Controls Agency (DECA);
●	Registration and permits under the Ministry of Economy and Industry;
●	Airworthiness and integration requirements in accordance with Israeli Civil Aviation Authority guidelines, where applicable;
●	Compliance with electromagnetic spectrum management and secure communication regulations;
●	Infrastructure compliance for restricted and secure areas, including operational testing sites.

Internationally, our products and components may be subject to:

●	Export control regulations including the Wassenaar Arrangement, U.S. EAR (Export Administration Regulations), and ITAR (International Traffic in Arms Regulations);
●	End-use and end-user certification requirements;
●	Restrictions based on origin of components, such as mandatory exclusion of Chinese-made parts for eligibility in U.S. and NATO defense programs;
●	Limitations imposed by local data protection, cybersecurity, and encryption control laws in target markets.

Import and export of subsystems — including military-grade communication modules, navigation sensors, payloads, and propulsion systems — are particularly sensitive and may be delayed or blocked based on national security considerations, requiring government-to-government authorizations or bilateral defense agreements.

These layers of regulation may delay the Company’s entry into certain markets, increase operational complexity and costs, or restrict access to critical technologies. Although the Company proactively engages with government stakeholders and defense authorities to navigate these frameworks, there can be no assurance that all regulatory risks, delays, or policy shifts will be avoided.

Failure to secure or maintain the required licenses and authorizations could materially affect our ability to manufacture, market, or export UAV systems and related technologies, and could have a material adverse effect on our business and operations.

Product Recalls May Harm Our Reputation and Operations

The Company operates in multiple regulated industries, including wellness and plant-based consumer products, as well as the defense drone and UAV sector through our SkyTech Orion division. Each of these sectors is exposed to different product safety risks and potential recall scenarios.

For our wellness and natural product lines, product recalls may result from contamination, adverse reactions, packaging defects, or inaccurate labelling. Such recalls may result in regulatory scrutiny, legal claims, loss of sales, reputational damage, and unplanned operational costs.

As we expand into the defense UAV market, additional recall and liability risks arise in relation to the functionality, reliability, and safety of our drone platforms and subsystems. Defense clients — including governmental entities — require strict compliance with safety, airworthiness, and performance standards. Any failure in flight control, communications, payload reliability, or mission-critical performance may trigger operational halts, recalls, or even contract termination.

Although the Company implements rigorous quality assurance protocols for all product categories, including testing, certification, and traceability, there is no guarantee that defects or failures will be identified in advance. In both the wellness and UAV sectors, a product recall could divert management resources, damage customer trust, and have a material adverse effect on our business, operations, and financial condition.

Furthermore, any recall particularly in the defense sector could result in reputational harm that extends beyond the affected product and impairs future sales, tenders, or strategic collaborations. In addition, recalls may increase regulatory oversight and lead to increased compliance costs, legal exposure, and potential penalties.

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

Regulatory Risks Related to Land Use and Government-Backed Designation

The Company received a government grant and land allocation from the Israel Land Authority (ILA) for the development of an innovation and production center originally designated for plant-based wellness solutions, including botanical and cannabis-related applications. The allocation and accompanying benefits were made under the framework of a government-supported initiative to promote industrial and technological activity in southern Israel.

Following developments in national priorities and emerging defense-related opportunities, the Company received approval from the Ministry of Economy and other relevant authorities to adapt the purpose of the planned site. The revised focus includes unmanned aerial systems (UAVs), drone technology, and defense-sector innovation, aligned with current strategic national needs.

While these approvals support the Company’s evolving operational strategy, there remains regulatory complexity related to land-use compliance, continued eligibility for grants, and the formalization of revised project scopes. Any delays or regulatory constraints in updating land use permissions or fully aligning the revised activities with governmental frameworks could adversely affect the Company’s ability to realize the full benefit of the land, funding, or support programs.

The Company is actively working with all relevant government bodies to ensure full compliance and continuity of operations under the new designation.

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

On October 7, 2023, a large-scale war broke out in Israel, resulting in a sustained period of national crisis. The war caused widespread uncertainty and instability in the country, disrupted the Israeli economy, and affected the Company’s operations, During 2024, the Company continues to experience significant disruptions as a result of this ongoing conflict. The Company has focused on carefully monitoring the situation, reviewing its financial position, and evaluating the status of its assets and holdings in light of the challenging environment.

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

● Regulatory and Governmental Prioritization: While the Israeli government has expressed support for the Company’s activities as part of its national UAV strategy, shifting governmental focus toward immediate defense needs may impact funding cycles, regulatory responsiveness, or public infrastructure availability.

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

Despite these risks, the Company maintains contingency plans, maintains close coordination with governmental authorities, and is strategically aligned with national defense priorities factors which are expected to mitigate long-term adverse effects.

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

As of the date of this filing, our executive officers and directors own, in the aggregate, beneficially own approximately 35.3% of our outstanding common stock as of the date of this filing. As a result, these persons, acting together, would be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation, sale of all or substantially all of our assets, or other significant corporate transactions.

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

Our common stock is quoted on the OTC under the symbol “CTGL,” and, to date, has traded on a limited basis. We have applied to list our common stock on Nasdaq under the symbol “CTGL.” We cannot assure you that an active public market will continue for our common stock. If an active public market for our common stock does not continue, the trading price and liquidity of our common stock will be materially and adversely affected. If there is a thin trading market or “float” for our stock, the market price for our common stock may fluctuate significantly more than the stock market as a whole. Without a large float, our common stock would be less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile. In addition, in the absence of an active public trading market, investors may be unable to liquidate their investment in us. Furthermore, the stock market is subject to significant price and volume fluctuations, and the price of our common stock could fluctuate widely in response to several factors, including, but not limited to:

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

ITEM 2. PROPERTIES

A description of the premises we utilize in several of our facilities is as follows:

Entity	Property Description

Citrine Global, Corp	Our principal office consists of leased premises and is located at 5 Rashi St. Yerucham, 8050743 Israel

Cannovation Center Israel Ltd. renamed SkyTech Orion Ltd. in May 2025	125,000 square feet (approximately 11,687 square meters) or approximately three acres of industrial land in Yerucham, a city in southern Israel, where we intend to build Operational Production and Innovation Center

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

Holders of our Common Stock

As of December 31st, 2024, , the Company had 121 registered stockholders holding 1,044,074,409 shares of common stock; and 1,234,185,009 as of August 31st, 2025

Dividends

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain aggregate information with respect to the Company’s shares of common stock that as of December 31, 2024 were issuable under its equity compensation plans in effect.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column) (3)
Equity compensation plans approved by security holders	121,351,320	$0.026	57,470,658

Equity compensation plans not approved by security holders	-	-	-

Total	121,351,320	$0.026	57,470,658

(1)	Represents shares of common stock issuable under our 2017 and 2018 Employee Incentive Plan and upon exercise of outstanding options to purchase 122,529,342 shares of common stock.

(2)	The weighted average remaining term for the expiration of remaining stock options is 0.99 years.

(3)	Represents shares of common stock available for future issuance under equity compensation plans. “Equity Compensation Plan” under Item 11 hereof contains a description of the material features of the 2017 Employee Incentive Plan and the 2018 Stock Incentive Plan.

Recent Sales of Unregistered Securities

None.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our audited consolidated financial statements for the fiscal years ended December 31, 2024 and December 31, 2023 and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the year ended December 31, 2024, as compared to the fiscal year ended December 31, 2023. This discussion should be read in conjunction with our consolidated financial statements for the fiscal years ended December 31, 2024 and December 31, 2023 and related notes included elsewhere in this Annual Report on Form 10-K. These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains numerous forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly in “Item 1A. Risk Factors.”

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

Subsequent Events

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

On May 13, 2025, the Israeli subsidiary Cannovation Center Israel Ltd. changed its name to SkyTech Orion Ltd.

On June 19, 2025, the Board of Directors of SkyTech Orion Ltd., through its subsidiary CTGL Citrine Global Israel Ltd. (holding 69.5% of the shares in SkyTech Orion Israel Ltd., wholly owned by Citrine Global Corp.), resolved that, in light of the personal exposure of Ms. Ora Elharar Soffer, the Company’s Chairwoman and CEO, who personally invests funds and is the only shareholder continuously supporting the Company by providing services, personal guarantees and financial resources – Beezhome Technologies Ltd. (holding 29.5% of the shares of SkyTech Orion Israel Ltd., wholly owned by Ms. Ora Elharar Soffer) shall be granted Anti-Dilution Protection with respect to its holdings in SkyTech Orion Israel Ltd.

On June 26, 2025, Citrine Global Corp. changed its name to SkyTech Global Corp. in Delaware, reflecting its strategic focus on UAV and drone solutions.

Components of Operating Results

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial statements.

Revenues

We have not generated any revenues from product sales as of December 31, 2024.

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

Results of Operations

Year ended December 31, 2024 as compared to the year ended December 31, 2023

The following table presents our results of operations for the years ended December 31, 2024 and 2023

	Year Ended
	December 31,
	2024	2023
	U.S. Dollars in thousand
Research and development expenses		(96)
Marketing, general and administrative expenses – related parties	(835)	(1,255)
Marketing, general and administrative expenses	(403)	(947)
Operating loss	(1,238)	(2,298)
Expenses related to convertible loan terms	(247)	(451)
Expenses related to IBOT and MY PLANT options	(747)	(291)
Other financing expenses, net	(66)	(65)

Net loss	(2,298)	(3,105)

During the year ended December 31, 2024 and 2023, the Company did not record any revenue.

The Company’s research and development expenses increased to $0 during the year ended December 31, 2024, compared to approximately $96,000 during the prior year. The decrease is mainly attributable to professional expenses related to the development of our Botanical product line.

The Company’s marketing, general and administrative expenses during the year ended December 31, 2024, were $1,238,000 compared to $2,202,000 during the year ended December 31, 2023. The decrease in our marketing, general and administrative expenses is mainly attributable to the decrease in our non-cash share-based compensation expenses.

During the year ended December 31, 2024, the Company incurred financial expenses, net of $313,000, as compared to financial expenses of $516,000 during the year ended December 31, 2023. The reason for the decrease in financial expense is attributable to changes in terms of our convertible loans.

As a result of the above, the Company incurred a net loss of approximately $2,298,000 during the twelve months ended December 31, 2024 as compared to a net loss of approximately $3,105,000 in 2023.

Liquidity and Capital Resources

At December 31, 2024, we had current assets of $140,000 compared to total current assets of $258,000 as of December 31, 2023. At December 31, 2024, we had current liabilities of $3,604,000 as compared to $2,719,000 as of December 31, 2023. At December 31, 2024, we had total liabilities of $4,315,000 as compared to $4,961,000 as of December 31, 2023. The increase is mainly attributed to the increase in the balance of accrued expenses and the decrese in the balance of convertible component in convertible notes.

At December 31, 2024, we had a cash balance of $1,000 compared to the cash balance of $7,000 as of December 31, 2023.

At December 31, 2024, we had a working capital deficiency of $3,464,000 as compared with a working capital deficiency of $2,461,000 at December 31, 2023.

The following table provides a summary of operating, investing, and financing cash flows for the years ended December 31, 2024 and 2023 respectively (in thousand):

	Year Ended
	December 31, 2024	December 31, 2023
Net cash used in operating activities	(4,000)	(199,000)
Net cash provided by investment activities	-	-
Net cash used in (provided by) financing activities	(2,000)	130,000

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

Recently issued accounting pronouncements

Recently issued accounting pronouncements are described in the notes to our financial statements for the years ended December 31, 2024 and 2023, which are included within Item 8 in this annual report.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in the notes to our financial statements for the years ended December 31, 2024 and 2023 and which included within Item 8 in this annual report. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. We consider the following accounting policies to be critical to our financial statements because they require the most difficult, subjective, or complex judgments.

Share-Based Compensation: We measure and recognize compensation expense for all stock option grants to employees, directors, and consultants based on the fair value of the award on the date of grant. The fair value is estimated using the Black-Scholes option-pricing model, which requires management to make significant assumptions regarding volatility, the expected life of the option, and the risk-free interest rate. These assumptions are based on historical data and management’s judgment, and changes to these assumptions could have a material impact on the amount of share-based compensation expense recorded.

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

AS OF DECEMBER 31, 2024

IN U.S. DOLLARS IN THOUSANDS

Somekh Chaikin

KPMG Millennium Tower

17 Ha’arba’a Street, PO Box 609

Tel Aviv 61006, Israel

+972 3 684 8000

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Citrine Global Corp

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Citrine Global Corp and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, changes in shareholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

CITRINE GLOBAL CORP.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands except share and per share data)

	December 31,	December 31,
	2024	2023
Assets
Current Assets
Cash and cash equivalents	1	7
Prepaid expenses	108	236
Other current assets	31	15
Total Current assets	140	258

Non-current assets
Investments valued under the measurement alternative (Note 3)	1,263	2,010
Property and equipment, net (Note 4)	217	218
Total non-current assets	1,480	2,228

Total assets	1,620	2,486

Liabilities and Shareholders’ Deficit
Current Liabilities
Short term loan (Note 5)	181	182
Accounts payable	22	18
Accounts payable – related parties	324	180
Accrued compensation and expenses – related parties	2,465	1,898
Accrued expenses	612	441
Total current liabilities	3,604	2,719
Non-current liability

Convertible component in convertible notes - related parties (Note 6)	-	40

Convertible notes – related parties (Note 6)	711	2,202

Total liabilities	4,315	4,961

Stockholders’ Deficit (Note 7)
Common stock, par value $0.0001 per share, 1,500,000,000 shares authorized at December 31, 2024 and 2023; 1,044,074,409 and 973,704,039 shares issued and outstanding at December 31, 2024 and 2023, respectively	104	97
Additional paid-in capital	27,053	25,359
Stock to be issued	1,836	1,458
Accumulated deficit	(31,805)	(29,507)
Accumulated other comprehensive income	117	118
Total stockholders’ deficit	(2,695)	(2,475)
Total liabilities and stockholders’ deficit	1,620	2,486

The accompanying notes are an integral part of the consolidated financial statements.

CITRINE GLOBAL CORP.

CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE LOSS

(U.S. dollars in thousands except share and per share data)

	Year ended
	December 31
	2024	2023

Research and development expenses – related parties	-	(96)
Marketing, general and administrative expenses – related parties	(835)	(1,255)
Marketing, general and administrative expenses	(403)	(947)
Operating loss	(1,238)	(2,298)
Financing expenses, net:
Expenses related to convertible loan terms – related parties	(247)	(451)
Expenses related to IBOT and MY PLANT options	(747)	(291)
Other financing expenses, net	(66)	(65)
Financing expenses, net	(1,060)	(807)

Net loss attributable to Common stockholders	(2,298)	(3,105)

Loss per Common Stock (basic and diluted)	(*) (0.00)	(*) (0.00)

Basic weighted average number of shares of Common Stock outstanding	1,032,922,840	961,774,376

Comprehensive loss:
Net loss	(2,298)	(3,105)
Other comprehensive income attributable to foreign currency translation	1	3
Comprehensive loss	(2,297)	(3,102)

(*)	Less than $0.01

The accompanying notes are an integral part of the consolidated financial statements.

CITRINE GLOBAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(U.S. dollars in thousands, except share and per share data)

	Common Stock		Additional paid-in	Stock to be	Accumulated	Accumulated other comprehensive	Total stockholders’ equity
	Stock	Amount	Capital	issued	deficit	Income	(deficit)

BALANCE AT DECEMBER 31, 2022	943,703,873	94	23,248	474	(26,402)	115	(2,471)
CHANGES DURING THE YEAR ENDED DECEMBER 31, 2023:
Issuance of shares for services	17,000,000	2	491	-	-	-	493
Issuance of shares under share purchase agreement	9,259,250	1	443	(444)	-	-	-
Issuance of shares for credit facility	3,232,016	*	123	-	-	-	123
Stock based compensation to service providers	508,900	*	9	21	-	-	30
Share based compensation	-	-	777	-	-	-	777
Warrants issued in connection with convertible notes	-	-	268	-	-	-	268
Commitment for issuance of fixed number of ordinary shares	-	-	-	1,407	-	-	1,407
Other comprehensive income	-	-	-	-	-	3	3
Net loss	-	-	-	-	(3,105)	-	(3,105)
BALANCE AT DECEMBER 31, 2023	973,704,039	97	25,359	1,458	(29,507)	118	(2,475)
CHANGES DURING THE YEAR ENDED DECEMBER 31, 2024:
Issuance of shares under share purchase agreement	70,370,370	7	1,400	(1,407)	-	-	-
Proceeds on account of shares not yet issued	-	-	-	1,785	-	-	1,785
Share based compensation	-	-	281	-	-	-	281
Convertible component in convertible notes classified as equity	-	-	13	-	-	-	13
Other comprehensive income	-	-	-	-	-	(1)	(1)
Net loss					(2,298)	-	(2,298)
BALANCE AT DECEMBER 31, 2024	1,044,074,409	104	27,053	1,836	(31,805)	117	(2,695)

(*)	Less than 1 thousand

The accompanying notes are an integral part of the consolidated financial statements.

CITRINE GLOBAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Year ended
	December 31
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(2,298)	(3,105)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	2
Finance expenses, net	8	10
Financial expenses with respect to convertible notes and loans – related parties	247	451
Share-based compensation	281	1,078
Fair value adjustment of option to purchase IBOT and MyPlant shares	747	291
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	125	246
Accounts payable and accrued expenses - related parties	835	1,255
Accounts payable and accrued expenses	51	(427)
Net cash used in operating activities	(4)	(199)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds under credit facility	-	130
Proceeds on account of shares not yet issued	21	-
Proceeds from short-term loan	50
Repayment of short-term loan	(73)
Net cash provided by financing activities	(2)	130

Effect of exchange rates on cash and cash equivalents	(*)	(1)

Net decrease in cash, cash equivalents and restricted cash	(6)	(70)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF THE YEAR	7	77

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF THE YEAR	1	7

(*)	Less than 1 thousand

The accompanying notes are an integral part of the consolidated financial statement

CITRINE GLOBAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Year ended December 31
	2024	2023
Supplemental disclosure of cash flow information:

Non-cash transactions:
Convertible component in convertible notes classified as equity	13	-
Conversion of convertible notes into equity	1,764	-
Warrants issued in connection with convertible notes		(268)
Extinguishment of convertible notes		(83)
Issuance of shares for credit facility		123
Investment in IBOT for a fixed number of shares		1,407

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

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of expenses during the reporting periods. Significant estimates include share-based compensation.

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

Property, plant and equipment, net

1.	Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. When an asset is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition is reflected in the Statements of Operations and Comprehensive Loss.

2.	Rates of depreciation:	%

	Computers and office equipment	33-7

CITRINE GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (cont.)

Warrants on the Company’s shares

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

Investments valued under the measurement alternative

The Company’s investments as described in Note 3 include equity securities in other companies for which the Company does not have significant influence or control and fair value is not readily determinable. Accounting Standard Update (“ASU”) 2016-01 requires equity securities to be recorded at cost and adjusted to fair value at each reporting period. However, the guidance allows for a measurement alternative, which is to record investments at cost, less impairment, if any, and subsequently adjust for observable price changes of identical or similar investments of the same issuer.

Due to the lack of readily determinable fair values for such investments, the Company accounts for these investments under the measurement alternative at cost, less impairment.

The Company periodically performs qualitative impairment assessments on its investments recorded under the measurement alternative.

Impairment of long-lived assets

The Group’s long-lived assets are reviewed for impairment in accordance with ASC Topic 360, “Property, Plant and Equipment”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. No indicators of impairment have been identified as of December 31, 2024 and 2023.

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

The Company accounts for uncertainty in income tax in accordance with ASC Topic 740, which prescribes detailed guidance for the financial statement recognition, measurement and disclosure of tax positions. According to ASC Topic 740, tax positions must meet a more-likely-than-not recognition threshold. Recognized tax positions are measured as the largest amount that is greater than 50 percent likely of being realized. The Company’s accounting policy is to classify interest and penalties relating to income taxes under income taxes, however the Company did not recognize such items in its fiscal 2024 and 2023 financial statements and did not record any unrecognized tax benefits.

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

There are no financial instruments measured at fair value as of December 31, 2024.

The following table presents the changes in fair value of the level 3 assets and liabilities for the years ended December 31, 2024 and 2023:

Changes in Fair value
US$ in thousands
Assets:
Outstanding at December 31, 2023	747
Changes in fair value	185
Expired	(932)
Outstanding at December 31, 2024	-

Changes in Fair value
US$ in thousands
Liabilities:
Outstanding at December 31, 2023	40
Convertible component in convertible notes classified as equity	13
Changes in fair value	(27)
Outstanding at December 31, 2024	-

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

RECENT ADOPTED ACCOUNTING STANDARD

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

Accounting Standards Not Yet Adopted

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

CITRINE GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (cont.)

In November 2024, the FASB issued ASU No. 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the requirements related to accounting for the settlement of a debt instrument as an induced conversion. The amendments in this update are effective for annual reporting periods beginning after December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted. The Company are currently evaluating the impact of this guidance on our consolidated financial statements.

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

NOTE 3 - INVESTMENT VALUED UNDER THE MEASUREMENT ALTERNATIVE

	December 31,
	2024	2023
	U.S. Dollars in thousands
Nanomedic Technologies Ltd. )See A below)	450	450
MyPlant Bio Ltd. (See B below)	153	153
iBOT Israel Botanicals Ltd. (See C below)	660	(*) 1,407
	1,263	2,010

(*)	Include shareholders option in amounts of $747 thousands.

CITRINE GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - INVESTMENT VALUED UNDER THE MEASUREMENT ALTERNATIVE (cont.)

A.	On June 22, 2020, the Company entered into a share purchase agreement with Nanomedic Technologies Ltd., an Israeli private company and a related party as further described below (“Nanomedic”) as part of an A-1 funding round open only to existing Nanomedic shareholders and their affiliates. Nanomedic developed SpinCare™, a system that integrates electrospinning technology into a portable, bedside device, offering immediate wound and burn care treatment. The Company paid $450 thousand for A-1 preferred shares of Nanomedic and also received warrants to purchase A-1 preferred shares. Such investment represents a holding of approximately 3.3% in Nanomedic. The round raised approximately $2.2 million in total.

The Company accounts for the investment in Nanomedic in accordance with the provisions of ASC 321, “Investments - Equity Securities”, and elected to use the measurement alternative therein. The investment will be re-measured upon future observable price change(s) in orderly transaction(s) or upon impairment, if any. No such observable price changes have occurred during 2024 and 2023. See note 13I below.

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

CITRINE GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - INVESTMENTS VALUED UNDER THE MEASUREMENT ALTERNATIVE (cont.)

C.	On November 2, 2023, the Board of Directors the Company determined to seek an agreement with iBOT Israel Botanicals Ltd. (“iBOT”) pursuant to which the Company, would purchase, on an initial basis, a 19% equity stake in iBOT with an option to increase the Company’s equity holdings to 51% (the “Shareholders option”), on terms and conditions acceptable to the Company and iBOT. It was determined that the offered purchase price would be based on the discounted pre-company valuation of iBOT prepared by an independent third-party valuator commissioned by the Company of $10,000,000. It was also determined by the Board that consideration for the initial 19% equity stake would be by way of a share exchange with iBOT and the balance of the consideration would be by way of combination of shares and cash as agreed to by the Company and iBOT. It was also agreed that all Company share issuance to iBOT would be calculated a per share price of $0.027, representing then the highest closing price of the Company’s common stock during the preceding 30 day period

In March 2024, the Company issued 70,370,370 shares to IBOT.

As of June 30, 2024 the option has lapsed.

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

The fair value of the Shareholders Option as of December 31, 2023 was estimated at 747 thousands.

Based on the above, the fair value proportion allocation as of December 31, 2023 was as follows:

December 31, 2023
Shareholders option	$747
IBOT’s shares	660
$1,407

As of June 30, 2024, the shareholders’ option expired, resulting in a $747 thousand reduction in fair value recognized in the statement of operations.

CITRINE GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - PROPERTY AND EQUIPMENT, NET

	December 31,
	2024	2023
	U.S. Dollars in thousands
Computers and office equipment	10	10
Payment on land lease	217	218
	227	228
Less - accumulated depreciation	(10)	(10)
Total property and equipment, net	217	218

In the years ended December 31, 2024 and 2023, depreciation expenses amounted to 0 and US$2 respectively.

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

The Company has also capitalized $24 thousands of related expenses as land costs.

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

On March 7, 2023, the Company issued to the Lender and a consultant 3,232,016 shares of the Company’s common stock as a commitment fee in respect of the provision of the Credit Facility (valuated at $123 thousand). As of December 2023 and 2024, Cannovation utilized NIS660,000 ( $182,000) of the credit line.

See also Note 12A below and Note 1 above.

B.	On February 9, 2024, the Company issued a Promissory Note (the “Note”) in favor of 1800 Diagonal Lending LLC, a Virginia limited liability company (the “Lender”), in the principal amount of $63,250. The Company received $50,000 in net proceeds from Lender due to the original issue discount on the Note. The Note bore a one-time interest charge of 15% per annum, payable with outstanding principal in nine (9) payments of $8,081.89 for a total payback to the Lender of $72,737.00. The Note was due in full on November 15, 2024. Any amount of the principal or interest on the Note which is not paid when due is subject to a default interest at the rate of twenty two percent (22%) per annum from the due date until the same is paid.

As of December 31, 2024, the Company repaid the entire outstanding amounts on the note.

CITRINE GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – CONVERTIBLE NOTES

A.	On January 30, 2023 Citrine S A L Hi Tech 7 LP agreed to change the terms of this loan, which amounted to $83,000 (including accrued interest) such that such terms shall be adjusted on a pro-rata basis, to those terms applicable to the Company’s convertible notes then outstanding under the Convertible Note Agreement.

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

CITRINE GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – CONVERTIBLE NOTES (cont.)

B.	On January 30, 2023 the Company and each of Citrine High Tech 7 LP (“LP 7”), Citrine 8 LP (“LP 8 “) and Citrine 9 LP (“LP 9”; together with LP 7 and LP 8, the “Lending LP”), the lending entities under and parties to the Convertible Note Purchase Agreement entered into by the Company and several related parties in April 2020, as subsequently amended (the “CL Agreement”), have entered into an agreement (the “Agreement”) pursuant to which they have agreed to extend the maturity date on all outstanding convertible loans in the principal amount of $1,800,000 under the CL Agreement to May 31, 2024.

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

The Company concluded that the above mentioned change in terms constitutes a troubled debt restructuring, due to its financial condition and the concession that the above mentioned changes provided.

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

C.	On November 14, 2023, the holders of the convertible loans issued under the Loan Agreement which is comprised of Citrine SAL High Tech 7 LP, Citrine SAL Biotech 8 LP, and Citrine SAL Biotech 9 LP (collectively, the “LPs”) entered into a binding LOI pursuant to which the LPs agreed to extend the maturity date of the convertible loans from May 2024 to December 31, 2024.

The Company concluded that the change in terms does not constitute a troubled debt restructuring, as it doesn’t include a concession in the present value of the debt .The Company concluded that the change in terms should be accounted for as a non-substantial modification, with a new effective interest rate established based on the carrying value of the debt and revised cash flows.

CITRINE GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – CONVERTIBLE NOTES (cont.)

D.	As of December 31, 2023, the fair value of the convertible component was estimated by third party appraiser as weighted average of the two possible scenarios of the total convertible notes amount conversion (20% probability for scenario 1 and 80% probability for scenario 2):

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

The fair value of the convertible component was estimated by the third-party appraiser after giving effect to the weighted average of the two possible scenarios as of December 31, 2023 was $40 thousands.

D.	The Company became a delinquent filer during Q2 2024 due to delays in the required public filings. As a result, trading in the Company’s shares was restricted, and there is currently no active market for the Company’s securities. Due to the lack of an active market, the Company determined that the shares underlying the conversion option in its notes are no longer readily convertible to cash. Therefore, the embedded conversion features no longer meets the definition of a derivative per ASC 815 and were classified as equity.

E.	On December 31, 2024, the Company completed the conversion of outstanding convertible loan principal amounts totaling $1,764,106 into equity, pursuant to previously executed agreements with Citrine LP 7, Citrine LP 8, and Citrine LP 9. The aggregate principal was converted into 176,010,600 shares of common stock at a conversion price of $0.01 per share. In addition, the Company issued warrants to purchase 176,010,600 shares of common stock under the same terms, exercisable at an exercise price of $0.01 per share and exercisable until the earlier of December 31, 2025, or the Company’s listing on a U.S. national stock exchange. Further to Note 6K to the financial statements as of December 31, 2023 , the conversion price was amended to $0.01, in accordance with the terms of the investment in note 13F above

Accrued interest on the converted notes remains payable in cash and shall be repaid once the Company raises gross proceeds of at least $5 million. Furthermore, prior to or as part of the Company’s Nasdaq listing process, if any investor purchases shares at a price per share lower than the conversion price, the number of conversion shares and warrants, as well as the warrant exercise price, shall be retroactively adjusted to reflect such lower price. However, this price protection will be waived if required by Nasdaq or any underwriter as a condition to listing or public offering.

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

Transactions:

On March 7, 2023, the Company issued to SR ACCORD 2,154,677 shares of the Company’s common stock a commitment fee in respect of the provision of the Credit Facility. The Company determined the value of the shares issued at $82,000 based on the share price at the agreement date of which $18 thousands were recorded as finance expenses and the remaining were recorded as pre-paid expenses.

On March 18, 2023, the Company issued to a consultant 1,077,339 shares of the Company’s common stock in respect of the provision of the Credit Facility. The Company determined the value of the shares issued at $41,000 based on the share price at the agreement date of which $9 thousands were recorded as finance expenses and the remaining were recorded as pre-paid expenses.

On May 25, 2023, the Company issued a consultant 9,000,000 shares of the Company’s common stock in respect of IRPR services. The Company determined the value of the shares issued at $333,000 based on the share price at the agreement date of which $278 thousands were recorded as marketing, general and administrative expenses and the remaining were recorded as pre-paid expenses.

On November 28, 2023, the Company issued a consultant 8,000,000 shares of the Company’s common stock in respect of services. The Company determined the value of the shares issued at $160,000 based on the share price at the agreement date which were recorded as marketing, general and administrative expenses.

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

The parties also agreed that upon completing of the investment, X Group will be entitled to recommend two (2) additional director nominees who meet US Exchange standards to the board of directors of Citrine Global for its consideration. Subject to completion of the investment, X Group or an affiliate thereof shall enter into a consulting agreement with Citrine Global in consideration of 25,000,000 shares of common stock Citrine

Global, with such vesting schedule as the parties shall the agree.

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

The following table presents the Company’s stock option activity for employees and directors of the Company for the year ended December 31, 2024 and 2023:

	Number of Options	Weighted Average Exercise Price ($)
Outstanding at December 31, 2023	122,529,342	0.026
Granted	-	-
Exercised	-	-
Forfeited or expired	(1,178,210)	0.020
Outstanding at December 31, 2024	121,351,132	0.026
Number of options exercisable at December 31, 2024	96,629,885	0.028

	Number of Options	Weighted Average Exercise Price ($)
Outstanding at December 31, 2022	122,529,342	0.026
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at December 31, 2023	122,529,342	0.026
Number of options exercisable at December 31, 2023	64,641,085	0.031

The stock options outstanding as of December 31, 2024 and 2023, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options vested
$	As of December 31, 2024
0.0011	46,762	2.00	46,762
0.02	41,237,350	0.61	31,222,565
0.022	47,128,400	0.61	35,346,300
0.05	32,938,620	2.05	30,014,258
	121,351,132		96,629,885

CITRINE GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCK OPTIONS (CONT.)

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options vested
$	As of December 31, 2023
0.0011	46,762	3	46,762
0.02	42,415,560	1.61	17,673,150
0.022	47,128,400	1.61	19,636,833
0.05	32,938,620	3.01	27,284,340
	122,529,342		64,641,085

Compensation expense recorded by the Company in respect of its stock-based compensation awards for the year ended December 31, 2024 and 2023 were $281 thousands and $777 thousands, respectively, and are included in General and Administrative expenses in the Statements of Operations.

As of December 31, 2024, there was $51 of total unrecognized compensation cost related to non-vested options. The cost is expected to be recognized over a weighted average period of 0.5 years.

The aggregate intrinsic value of the awards outstanding as of December 31, 2024 is $0. These amounts represent the total intrinsic value, based on the Company’s stock price of $0.0115 as of December 31, 2024, less the weighted exercise price.

NOTE 9 – RELATED PARTIES

A.	Transactions and balances with related parties

	Year ended December 31
	2024	2023
	U.S. Dollars in thousands

Research and development expenses:
Directors compensation and fees to officers	-	96
	-	96

General and administrative expenses:
Directors compensation and fees to officers (*)	835	1,255
(*) Share based compensation	281	777

Financing expenses, net:
Financial expenses related to convertible loan	247	451

B.	Balances with related parties:
	As of December 31,
	2024	2023
	U.S. Dollars in thousands
Current Liabilities:
Accounts payable	324	180
Accrued compensation	2,465	1,898

Non-current Liabilities:
Convertible notes	711	2,202

CITRINE GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – RELATED PARTIES (CONT.)

C.	Commencing in February 2020, Ora Elharar Soffer, CEO and Chairperson of the Board, was entitled to a monthly fee of $20 thousands and certain reimbursements, such as vehicle, traveling, lodging and other expenses on behalf of the Company, the payment of such compensation was deferred until the Company consummates an investment of at least $1.8 million in the Company’s securities.

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

As of December 31, 2024, and 2023, an amount of $1,616 thousands and $1,230 thousands, respectively, was recorded representing compensation earned by Ms. Elharar Soffer.

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

As of December, 31, 2024, and 2023, an amount of $212 thousands and $178 thousands, respectively was recorded representing compensation earned by Mr. Ben-Ishay.

On January 18, 2023, Mr. Ilan Ben Ishay resigned from his position as a director on the Board of the Company.

On October 1, 2024, Mr. Ilan Ben Ishay resigned from his position as a director on the Board of Cannovation

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

As of December, 31, 2024, and 2023, an amount of $570 thousands and $435 thousands, respectively, was recorded representing compensation earned by Ms. Halperin.

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

On August 9, 2022, Mr. David Kretzmer’s fee in respect of services provided to the Company was reduced from $7,000 per month to $1,500 per month. Mr. Kretzmer’s monthly fee for services rendered to Cannovation Center Israel at the rate of $2,000 per month was unaffected

As of December, 31, 2024, and 2023, an amount of $247 thousands and $205 thousands, respectively, was recorded representing compensation earned by Adv. David Kretzmer.

CITRINE GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – RELATED PARTIES (CONT.)

G.	Commencing in September 2020, Doron Birger, a director, is entitled to a monthly fee of $1.5 thousands. From July 2022 the payment of such compensation was deferred until the Company consummates an investment of at least $1.8 million in the Company’s securities.

As of December, 31, 2024 and 2023, an amount of $28 thousands and $25 thousands, respectively was recorded representing compensation earned by Doron Birger. On February 22. 2024, Mr. Doron Birger resigned from his position as a director on the Board of the Company.

H.	On August 15, 2021, the board determined to award a bonus to the Company’s Chairperson of the Board, CEO, CFO, officers, directors and senior management equal to two percent (2%) of any capital raise, subject to prior repayment of the outstanding convertible loans and so long as the payment thereof would be from available funds and part of the Company’s operating budget for a minimum period of 18 months. In addition, the Board agreed to a bonus Company’s Chairperson of the Board, CEO, CFO, officers, directors and senior management of 2% from operating profits which will become payable upon the fulfillment of certain specified targets that the Board will establish, subject to prior repayment of the outstanding convertible loans and so long as the payment thereof would be from available funds and as part of the Company’s operating budget for a minimum period of 18 months.

I.	On January 17, 2023, the Board of Citrine Global, appointed Ms. Ora Elharar Soffer to serve as president of the Company. Ms. Elharar Soffer has been continuously serving as the Company’s Chief Executive Officer since May 7, 2020 and as a Company director since February 21, 2020 and as Chairperson of the Board since March 3, 2020.

J.	On January 17, 2023, the Board of Citrine Global, appointed Ms. Ilanit Halperin to serve as treasurer and secretary of the Company. Ms. Halperin has been continuously serving as the Company’s Chief Financial Officer since May 7, 2020 and as a Company director since February 21, 2020.

K.	During 2024 and early 2025, the Company and its subsidiaries entered into a series of consulting and investment agreements with Mr. Lior Asher, acting personally and through Deer Light Ltd. The agreements are summarized below:

●	On September 1, 2024, Deer Light Ltd entered into consulting agreements with the Company and its subsidiaries. Under these agreements, Deer Light Ltd is engaged to provide strategic planning, business development, innovation scouting, funding facilitation, and project management services. The total monthly retainer fees under these agreements amount to USD 11,000 (plus VAT), as detailed below:

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

●	On January 7, 2025, Deer Light Ltd signed an investment agreement with Citrine Global Corp (the Company), under which it committed to invest USD 137,000 in exchange for 13.7 million common shares and warrants to purchase an additional 13.7 million shares at an exercise price of $0.01 per share. The warrants are exercisable by December 31, 2025, or upon uplisting to a national stock exchange, whichever comes first. The investment is to be completed no later than March 15, 2025, and may be partially executed through direct supplier payments. As of March 2025, the investment has been fully completed.

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

As of December 31, 2024, the Company and the Israeli Subsidiaries have operating loss carryforwards of approximately $13,783 thousands, which can be offset against future taxable income, if any. As of December 31, 2024, loss carryforwards approximately $351 thousand will expire between the years 2036 and 2037, and the remainder has no expiration date.

B.	Composition of loss for the year:

	Year ended December 31
	2024	2023
	U.S. Dollars in thousands
U.S.	1,918	2,696
Israel	380	409
	2,298	3,105

C.	The following is a reconciliation between the theoretical tax on pre-tax loss, at the federal income tax rate applicable to the Company and the income tax expense reported in the financial statements:

	Year ended December 31
	2024	2023
	U.S. Dollars in thousands
Pretax loss	2,298	3,105
U.S. federal income tax rate	21%	21%
Income tax benefit computed at the applicable tax rate	(483)	(652)
Non-deductible expenses	207	180
Effect of differences in corporate income tax rates	(24)	(19)
Change in valuation allowance	300	491
	-	-

CITRINE GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – INCOME TAXES (CONT.)

D.	Deferred taxes are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. . Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31
	2024	2023
Composition of deferred tax assets:	U.S. Dollars in thousands
Operating loss carry forwards	2,918	2,774
Share based compensation	512	453
Accrued compensation and others	445	348
Total deferred tax assets	3,875	3,575
Valuation allowance	(3,875)	(3,575)
	-	-

E.	Roll forward of valuation allowance

US dollars in thousands
Balance at January 1, 2023	3,084
Income tax expense	491
Balance at December 31, 2023	3,575
Income tax expense	300
Balance at December 31, 2024	3,875

NOTE 11 – LOSS PER ORDINARY SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the year. The weighted average number of shares of Common Stock used in computing basic and diluted loss per ordinary share for the years ended December 31, 2024 and 2023, are as follows:

	Year ended December 31
	2024	2023
	Number of shares

Weighted average number of shares of Common Stock outstanding attributable to ordinary shareholders	1,032,922,840	961,774,376
Total weighted average number of shares of Common Stock related to outstanding options, excluded from the calculations of diluted loss per share (*)	30,884,971	30,884,971

(*)	The effect of the inclusion of options and convertible loans in 2024 and 2023 is anti-dilutive.

CITRINE GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – SEGMENT INFORMATION

The Company operates its business as one reporting segment and one reportable segment.

The Company’s Chief Operating Decision Maker (“CODM”) is its chief executive officer.

The CODM assesses performance and decides how to allocate resources based on net loss. In addition to net loss, the following significant expense categories and amounts are regularly provided to the CODM for use when allocating resources: expenses related to IBOT options (as disclosed in Note 3C, Investments valued under the measurement alternative), share-based compensation expenses (as disclosed in Note 9A, related parties) and expenses related to convertible loan terms (as presented in statements of operations).

Asset information as presented on the consolidated balance sheets is provided to the CODM.

NOTE 13 – SUBSEQUENT EVENTS

A.

Further to Note 4 above, on January 12, 2025, Cannovation Center Israel Ltd. the Israeli subsidiary received official notification from the Israeli Ministry of Economy and Industry that it had been awarded a government grant in the amount of NIS 12.5 million (approximately USD 3.4 million). The grant, in the amount of NIS 12.5 million (approximately USD 3.4 million), is structured as reimbursements of approximately 37.5% of the Company’s eligible expenses, including construction, equipment, services, and other costs submitted in connection with the establishment of the SkyTech Innovation and Production Center. The grant was awarded as part of a national strategic program supporting the defense sector. The funds are designated for the establishment of the SkyTech Innovation and Production Center in the city of Yerucham, Israel, on land that had previously been allocated to the subsidiary by the State of Israel as part of a prior grant for the construction of an Operational Innovation Center. This new grant is in addition to the prior allocation and supports the construction of approximately 5,000 square meters of facilities on the 11.7 dunam (about 2.89 acres) plot. The Center will include assembly lines, R&D laboratories, testing facilities, and an advanced production system focused on developing and manufacturing defense-grade UAV and drone solutions.

The initial grant figure is NIS12.5 million ($3.4). The Company has drawn blueprints and general business outline to meet the specifications required and looks forward to now creating this cutting edge Research Center.

B.	The Company became a delinquent filer during Q2 2024 due to delays in the required public filings. As a result, trading in the Company’s shares was restricted, and there is currently no active market for the Company’s securities. Due to the lack of an active market, the Company determined that the shares underlying the conversion option in its notes are no longer readily convertible to cash. Therefore, the embedded conversion features no longer meets the definition of a derivative per ASC 815 and were classified as equity.

C.	On June 26, 2025, Citrine Global Corp. changed its name to SkyTech Orion Global Corp. in Delaware, reflecting its strategic focus on UAV and drone solutions.

D.

Further to Note 5 above, as of September 2024, the Company renewed its short term loan with S.R. Accord Ltd. in the amount of approximately NIS 660,000 (approximately $176,000). As part of the renewal, Mr. Lior Asher signed as a personal guarantor, joining Ms. Ora Elharar Soffer as guarantor. In addition, the Company, its Israeli subsidiary CTGL – Citrine Global Israel Ltd., and Beezhome Technologies Ltd., a private company wholly owned by Ms. Ora Elharar Soffer, signed the agreement. While Netto Holdings Ltd. and Mr. Ilan Ben Ishay had originally undertaken to provide personal guarantees, they had not executed such guarantees as of that date. All collateral under the Credit Facility remained in place, including a first-priority lien over the Company’s rights and the 125,000 sq. ft. (11,687 sq. meters) industrial parcel in Yerucham, Israel, as well as additional collateral intended to secure repayment of the loan and to cover any damage, debt, or obligation arising from the Credit Facility. The Company, together with CTGL Citrine Global Israel Ltd. and Cannovation Center Israel Ltd. (now SkyTech Orion Ltd.), undertook to fully indemnify both Ms. Elharar Soffer and Mr. Lior Asher for any liability, damage, or loss that may result from their personal guarantees. On March 31, 2025, the total amount of the short term loan was increased to NIS 1,000,000 (approximately $280,000), with all guarantees and collateral remaining in place.

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

F.

Further to Note 6 above, on July 2025 , the Company issued 176,010,600 shares the of outstanding convertible loan principal amounts totaling $1,764,106 into equity, pursuant to previously executed agreements with Citrine LP 7, LP 8, and LP 9. The aggregate principal was converted into 176,010,600 shares of common stock at a conversion price of $0.01 per share, and an equal number of warrants to purchase common stock were issued under the same terms.

In addition, the Company issued warrants to purchase 176,010,600 shares of common stock under the same terms, exercisable at an exercise price of $0.01 per share and exercisable until the earlier of December 31, 2025, or the Company’s listing on a U.S. national stock exchange.

G.

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

H.

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

I.	On June 3, 2025, Nanomedic Technologies Ltd. (“Nanomedic”) notified that it had completed a financing round of approximately $3,000,000. Based on this financing round the Company recorded an impairment loss of approximately $431,000 during the period. Following the impairment, the carrying amount of the investment as of June, 30, 2025 is approximately $18,000.

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

Based on the Company’s evaluation of the effectiveness of its disclosure controls and procedures as of December 31, 2024, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer , to allow timely decisions regarding required disclosure.

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

Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2024 as it identified no control deficiencies that constituted material weaknesses in the Company’s internal control over financial reporting, such that there is not a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Name	Age	Positions

Ora Elharar Soffer	58	Chairperson of the Board of Directors and Chief Executive Officer and President

Ilanit Halperin	51	Chief Financial Officer, Director, Treasurer and Secretary

David Kretzmer	70	Director

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

The Board believes that Ms. Halperin’s extensive knowledge of the Company, her knowledge of financial matters qualifies her to to serve on our Board.

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

The board believes that Mr. Kretzmer’s international business and legal experience qualifies him to serve on our Board.

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

Section 16(a) Compliance

Section 16(a) of the Securities and Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own beneficially more than ten percent (10%) of the Company’s Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Company pursuant to Section 16(a). No delinquent reports were filed during 2024 by the Company’s officers and directors and ten percent (10%) stockholders.

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

Name and Principal Position	Year	Salary ($)(1)		Bonus ($)	Option Awards ($) (2)		All other compensation ($)	Total ($)

Ora Elharar Soffer, Chairperson of the Board and Chief Executive Officer	2024	360,000	(3)	-	148,000	(4)	-	508,000(3)
	2023	300,000	(3)	-	378,000	(4)	-	738,000(3)

Ilanit Halperin, Director and Chief Financial Officer	2024	132,000	(5)	-	61,000	(4)	-	193,000(5)
	2023	132,000	(5)	-	157,000	(4)	-	289,000(5)

(1) Represents annual retainer payments

(2) In accordance with SEC rules, the amounts in this column reflect the fair value on the grant date of the option awards granted to the named executive, calculated in accordance with ASC Topic 718. Stock options were valued using the Black-Scholes model. The grant-date fair value does not necessarily reflect the value of shares which may be received in the future with respect to these awards. The grant-date fair value of the stock options in this column is a non-cash expense for us that reflects the fair value of the stock options on the grant date and therefore does not affect our cash balance. The fair value of the stock options will likely vary from the actual value the holder receives because the actual value depends on the number of options exercised and the market price of our Common Stock on the date of exercise. For a discussion of the assumptions made in the valuation of the stock options, see Note 7 to the financial statements contained in this Annual Report on Form 10-K for the year ended December 31, 2024.

(3) These amounts represent compensation earned by Ms. Elharar Soffer during the years ended December 31, 2024 and 2023 but that by agreement is deferred until such time as the Company shall have consummated an investment of at least $1.8 million in the Company’s securities. See below “Consulting Agreement with Ora Elharar Soffer”.

(4) See Director compensation table for the options for shares that were awarded in August 2022.

(5) These amounts represent compensation earned by Ms. Halperin during the years ended December 31, 2024 and 2023 but is deferred until such time as the Company shall have consummated an investment of at least $1.8 million in the Company’s securities.

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

Outstanding Equity Awards at December 31, 2024

The following table sets forth information concerning equity awards held by each of our Named Executive Officers as of December 31, 2024.

Name	Number of Securities Underlying Options (#) Exercisable	Number of Securities Underlying Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Securities Underlying RSUs (#) Unvested
Ora Elharar Soffer Director, Chief Executive Officer, President	35,346,300	11,782,100	$0.022	8/9/2032	-

Ilanit Halperin,	9,425,680	-	$0.05	8/15/2031	-
Director, Chief Financial Officer	14,138,520	4,712,840	0.020	8/9/2032

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

As of February 2021, the shares reserved for issuance under the 2018 Stock Incentive Plan was increased to 90,000,000 shares of common stock. In August 2022 the shares reserved for issuance under the 2018 Stock Incentive Plan was further increased to 180,000,000 shares of common stock

As of December 31, 2024, the total number of shares of common stock issued under the 2018 Plan, either directly as stock awards or underlying options was 121,351,320 shares of common stock.

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

As of December 31, 2024, the total number of shares of common stock issued under the 2017 Plan, either directly as stock awards or underlying options was 0 shares of common stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the number of shares of our common stock beneficially owned as of August 31, 2025, by (i) each of our current directors and named executive officers, (ii) all executive officers and directors as a group, and (iii) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock. We have determined beneficial ownership in accordance with applicable rules of the SEC, which generally provide that beneficial ownership includes voting or investment power with respect to securities. Except as indicated by the footnotes to the table below, we believe, based on the information furnished to us, that the persons named in the table have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

The following is a description of transactions since January 1, 2024 to which we have been a participant in which the amount involved exceeded or will exceed the lesser of (i) $120,000 or (ii) 1% of the average total assets of the Company at year end for the last two completed fiscal years and in which any of our directors, executive officers or holders of more than 5% of our voting securities, or any members of their immediate family, had or will have a direct or indirect material interest, other than compensation arrangements which are described under “Executive Compensation.”

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

Credit Facility Guarantees

In March 2023, our 60%-owned subsidiary, Cannovation, entered into a credit facility agreement for up to approximately $857,000. As security for the facility, our CEO, Ora Elharar Soffer, and former director Ilan Ben-Ishay provided personal guarantees for the repayment of any amounts drawn. The Company has agreed to indemnify them for any losses incurred as a result of these guarantees.

Other Arrangements

Our executive officers and directors receive compensation, including through consulting agreements and option awards. These arrangements are described in more detail above under “ITEM 11. EXECUTIVE COMPENSATION.”

~~Agreements with Intelicanna~~

~~Ilanit Halperin, a director and the Chief Financial Officer of the Company, is also the Chief Financial Officer of Intelicanna. Doron Birger, a director of ours, is the chairman of the board of directors of Intelicanna Ltd. (“Intelicanna”) effective April 2021. In addition, Ora Elharar Soffer, is a shareholder in Intelicanna.~~

~~On May 31, 2020, we entered into a strategic partnership with Intelicanna via a share exchange agreement and an agreement for future issuance of shares. Furthermore, on June 25, 2020, the Citrine Global Israel has entered into a services agreement with Intelicanna to provide business development and consulting services to Intelicanna, including assistance with raising financing. Also on June 25, 2020, to assist Intelicanna to raise the first NIS 1 million towards the up to NIS 15 million mentioned in the Services Agreement, the Company and the Israeli Subsidiary entered into an agreement to grant Intelicanna NIS 1 million in cash (approximately USD 290 thousand) in direct financing for working capital purposes. On July 9, 2020, we transferred to Intelicanna NIS 500 thousand (approximately $145 thousand) on account of the above loan. In March 2021, Intelicanna repaid the loan with the 12% annual interest. On September 17, 2020 we issued to Intelicanna 2,143,470 shares of common stock in exchange for 619,589 of Intelicanna’s ordinary shares. Between August 3 – 9, 2021, we sold to an unrelated third party in an off market transaction 619,589 ordinary shares of Intelicanna for aggregate gross proceeds to the Company of 1,260,611 NIS (approximately $378,562 based on the current exchange rate). Following the sale, the Company no longer holds any Intelicanna shares. As previously disclosed, the Company obtained the Intelicanna shares in a share exchange agreement entered into with Intelicanna in September 2020. The Company’s decision to sell the Intelicanna shares was taken, in part, to avoid being subject to the terms of the Investment Company Act of 1940. In addition, on May 31, 2020, we entered into an agreement with Intelicanna for future issuance of shares. The agreement for future issuance of shares provides that a fall in a share price of a party, not exceeding 20%, measured six months after issuance of shares by both parties pursuant to a separate share exchange agreement, will be offset by the issuance of additional shares to the other party to bring up to $500 thousand the total value of the shares issued to the other party. On August 15, 2021, the Company’s board of directors determined that it is required to issue to Intelicanna 535,867 shares of the Company’s common stock and has authorized the issuance of such shares to Intelicanna.~~

Compensation Arrangements with Officers and Directors

None

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accounting Fees and Services

The following table presents the fees for professional services rendered by our accountant, Somekh Chaikin, a member firm of KPMG International, independent registered public accounting firm, located in Tel Aviv, Israel, PCAOB ID 1057, for the two years ended December 31, 2024.

	2024	2023
	($ in thousand)
Audit fees (1)	$95	$95
Audit-related fees (2)		-
Tax fees (3)	$5	$5
All other fees		-
Total:	$100	$100

(1)	Audit fees consist of audit and review services, consents and review of documents filed with the SEC.

(2)	Audit-related fees consist of assistance and discussion concerning financial accounting and reporting standards and other accounting issues.

(3)	Tax fees consist of preparation of federal and state tax returns, review of quarterly estimated tax payments, and consultation concerning tax compliance issues.

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

Exhibit No.	Description

3.1	First Amended and Restated Certificate of Incorporation of the Registrant, effective as of January 9, 2019 (incorporated by reference to the annual report on Form 10-K filed by the Company on March 28, 2019).

3.2	Amended and Restated Bylaws of the Registrant, effective as of November 2018 (incorporated by reference to the annual report on Form 10-K filed by the Company on March 28, 2019).

4.1*	Description of the Registrant’s Securities

4.2	Convertible Promissory Note Dated June 21, 2021 (incorporated by reference to the annual report on Form 10-K filed by the Company on April 8, 2022)

4.3	Convertible Promissory Note Dated December 28, 2021 (incorporated by reference to the annual report on Form 10-K filed by the Company on April 8, 2022)

10.1+	2017 Employee Incentive Plan (incorporated by reference from our Form 10-K filed April 2, 2018).

10.2+	Form of Stock Option Award Letter under the 2017 Employee Incentive Plan (incorporated by reference from our Form 10-K filed April 2, 2018).

10.3+	2018 Stock Incentive Plan (incorporated by reference to the annual report on Form 10-K filed by the Company on March 28, 2019).

10.4	Share Purchase Agreement between the Registrant, Novomic Ltd. and Traistman Radziejewski Fundacja Ltd. dated January 6, 2020 (incorporated by reference to the Current Report on Form 8-K filed by the Company on January 9, 2020).

10.5	Common Stock Purchase Agreement between the Registrant, Citrine S A L Investment & Holdings Ltd. and others dated January 6, 2020 (incorporated by reference to the Current Report on Form 8-K filed by the Company on January 9, 2020).

10.6	Amended and Restated Common Stock Purchase Agreement between the Registrant, Citrine S A L Investment & Holdings Ltd. and others dated February 23, 2020 (incorporated by reference to the Current Report on Form 8-K filed by the Company on February 27, 2020).

10.7	Convertible Note Purchase Agreement between the Registrant, Citrine S A L Investment & Holdings Ltd. and others dated April 1, 2020 (incorporated by reference to the Current Report on Form 8-K filed by the Company on April 2, 2020).

10.8	Form of Amendment 1 to Convertible Note Purchase Agreement between the Registrant, Citrine S A L Investment & Holdings Ltd. and others dated June 12, 2020 (Series A Warrants and Series B Warrants) (incorporated by reference to the Current Report on Form 8-K filed by the Company on June 12, 2020).

10.9	Form of Amendment 2 to Convertible Note Purchase Agreement between the Registrant, Citrine S A L Investment & Holdings Ltd. and others dated April 12, 2021 (incorporated by reference to the annual report on Form 10-K filed by the Company on April 15, 2021).

10.10	Share Exchange Agreement between the Registrant and Intelicanna Ltd., dated May 31, 2020 (Hebrew version) (incorporated by reference to the annual report on Form 10-K filed by the Company on April 15, 2021).

10.11	Form of Subscription Agreement between the Registrant and Nanomedic Technologies Ltd., dated June 22, 2020 (incorporated by reference to the annual report on Form 10-K filed by the Company on April 15, 2021).

10.12	Loan Agreement between the Registrant, CTGL – Citrine Global Israel Ltd. and Intelicanna Ltd., dated June 25, 2020 (Hebrew version) (incorporated by reference to the annual report on Form 10-K filed by the Company on April 15, 2021).

10.13+	Consulting Agreement between the Registrant and Ora Elharar Soffer, dated July 2020 (incorporated by reference to the annual report on Form 10-K filed by the Company on April 15, 2021).

10.14+	Consulting Agreement between the Registrant and Ilanit Halperin, dated July 2020 (incorporated by reference to the annual report on Form 10-K filed by the Company on April 15, 2021).

10.15+	Consulting Agreement between the Registrant and Ilan Ben-Ishay, dated July 2020 (incorporated by reference to the annual report on Form 10-K filed by the Company on April 15, 2021).

10.16	Third Amendment to Convertible Note Purchase Agreement between the Registrant, Citrine S A L Investment & Holdings Ltd. and others dated August 13, 2021(incorporated by reference to the annual report on Form 10-K filed by the Company on April 8, 2022)

10.17	Share Purchase and Option Agreement dated as of December 30, 2022 by and among Citrine Global Corp., MyPlant Bio Ltd., Cannasoul Analytics Ltd., and PurPlant Inc. and Professor Dedi Meiri (incorporated by reference to Amendment No. 1 to the Registration Statement filed on January 30, 2023)

10.18	Agreement dated as of January 29, 2023 between Citrine Global Corp. and Citrine High Tech 7 LP (incorporated by reference to Amendment No. 1 to the Registration Statement filed on January 30, 2023)

10.19	Agreement dated as of January 29, 2023 between Citrine Global Corp. and Citrine 8 LP (incorporated by reference to Amendment No. 1 to the Registration Statement filed on January 30, 2023)

10.20	Agreement dated as of January 29, 2023 between Citrine Global Corp. and Citrine 9 LP (incorporated by reference to Amendment No. 1 to the Registration Statement filed on January 30, 2023)

21*	Subsidiaries (incorporated by reference to the Registration Statement on Form S-1 filed by the Company on June 28, 2022)

23.1*	Consent of Somekh Chaikin, a member firm of KPMG International, independent registered public accounting firm.

31.1*	Certification of chief executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of chief financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of chief executive officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of chief financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Financial information from Citrine Global Corp’s Annual Report on Form 10-K for the year ended December 31, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Management contract or compensatory plan or arrangement
*	Filed herewith
**	Furnished herewith

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

Signature	Title	Date

/s/ Ora Elharar Soffer	Chair of the Board of Directors and Chief Executive Officer	September 3, 2025
Ora Elharar Soffer	(Principal Executive Officer)

/s/ Ilanit Halperin	Director and Chief Financial Officer	September 3, 2025
Ilanit Halperin	(Principal Financial Officer and Principal Accounting Officer)

September 3, 2025

/s/ David Kretzmer	Director	September 3, 2025
David Kretzmer

