Form 10-Q
period 2025-03-31
CITRINE GLOBAL, CORP.
filed 2025-09-03
CIK 1498067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period ended March 31, 2025; or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from ________ to ________

Commission file number 000-55680

CITRINE GLOBAL CORP.

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

As of March 31st, 2025 there were 1,044,074,409 outstanding shares of the registrant’s common stock, and 1,234,185,009 as of September 3, 2025.

CITRINE GLOBAL, CORP

Form 10-Q

March 31, 2025

2

CITRINE GLOBAL, CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2025

3

CITRINE GLOBAL, CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2025

U.S. DOLLARS IN THOUSANDS

CITRINE GLOBAL, CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	March 31,	December 31,
	2025	2024
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	67	1
Prepaid expenses	107	108
Other current assets	29	31
Total Current assets	203	140

Non-current assets
Investments valued under the measurement alternative	1,263	1,263
Property and equipment, net	213	217
Total non-current assets	1,476	1,480
T o t a l assets	1,679	1,620

Liabilities and Stockholders’ Deficit
Current liabilities
Short term loans	269	181
Accounts payable	16	22
Accounts payable – related parties	324	324
Accrued compensation – related parties	2,524	2,465
Accrued expenses	612	612
Total current liabilities	3,745	3,604

Non-current liability

Convertible notes– related parties	711	711

Total liabilities	4,456	4,315

Stockholders’ Deficit
Common stock, par value $0.0001 per share, 1,500,000,000 shares authorized at March 31, 2025 and December 31, 2024; 1,044,074,409 shares issued and outstanding at March 31, 2025 and December 31, 2024	104	104
Additional paid-in capital	27,084	27,053
Stock to be issued	1,974	1,836
Accumulated deficit	(32,072)	(31,805)
Accumulated other comprehensive income	133	117
Total stockholders’ deficit	(2,777)	(2,695)
Total liabilities and stockholders’ deficit	1,679	1,620

The accompanying notes are an integral part of the condensed consolidated financial statements.

CITRINE GLOBAL, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(U.S. dollars in thousands, except share and per share data)

	Three months ended March 31
	2025	2024
	(Unaudited)
Research and development expenses– related parties	(32)	-
Marketing, general and administrative expenses- related parties	(165)	(233)
Marketing, general and administrative expenses	(41)	(170)
Operating loss	(238)	(403)
Financing expenses, net:
Expenses related to convertible loan terms – related parties	-	(10)
Fair value measurement of the IBOT options	-	185
Other financing expenses, net	(29)	(24)
Financing expenses (income), net	(29)	151

Net loss attributable to common stockholders	(267)	(252)

Loss per common stock (basic)	(0.00)	(0.00)

Basic weighted average number of shares of common stock outstanding	1,044,074,409	999,222,964

Comprehensive loss:
Net loss	(267)	(252)
Other comprehensive income attributable to foreign currency translation	16	9
Comprehensive loss	(251)	(243)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CITRINE GLOBAL, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(U.S. dollars in thousands, except share and per share data)

	Common stock		Additional paid-in	Stock to be	Accumulated	Accumulated other comprehensive	Total stockholders’
	Stock	Amount	capital	issued	deficit	income	deficit
BALANCE AT DECEMBER 31, 2024	1,044,674,409	104	27,053	1,836	(31,805)	117	(2,695)
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED MARCH 31, 2025:
Issuance of shares and warrants under share purchase agreement	-	-	-	138	-	-	138
Share based compensation	-	-	31	-	-	-	31
Other comprehensive income	-	-	-	-	-	16	16
Net loss for the period	-	-	-	-	(267)	-	(267)
BALANCE AT MARCH 31, 2025 (unaudited)	1,044,674,409	104	27,084	1,974	(32,072)	133	(2,777)

	Common stock		Additional paid-in	Stock to be	Accumulated	Accumulated other comprehensive	Total stockholders’
	Stock	Amount	capital	issued	deficit	income	deficit
BALANCE AT DECEMBER 31, 2023	973,704,039	97	25,359	1,458	(29,507)	118	(2,475)
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED MARCH 31, 2024:
Issuance of shares under share purchase agreement	70,370,370	7	1,400	(1,407)	-	-	-
Share based compensation	-	-	91	-	-	-	91
Other comprehensive income	-	-	-	-	-	9	9
Net loss for the period	-	-	-	-	(252)	-	(252)
BALANCE AT MARCH 31, 2024 (unaudited)	1,044,074,409	104	26,850	51	(29,759)	127	(2,627)

* represents amount under $1 thousand

The accompanying notes are an integral part of the condensed consolidated financial statements.

CITRINE GLOBAL, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands, except share and per share data)

	Three months ended March 31,
	2025	2024
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(267)	(252)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization
Finance expenses, net	1	-
Financial expenses with respect to convertible notes and loans – related parties	-	10
Share based payment	31	91
Fair value adjustment of option to purchase	-	(185)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	27	126
Accounts payable and accrued expenses – related parties	176	233
Accounts payable and accrued expenses	(25)	(68)
Net cash used in operating activities	(57)	(45)

CASH FLOWS FROM FINANCING ACTIVITIES
Short term loan ,net	-	42
Receipt on accounts of shares	62	-
Proceeds under credit facility	61	-
Net cash provided by financing activities	123	42

Effect of exchange rates on cash and cash equivalents	(*)	(*)

Net decrease (increase) in cash and cash equivalents	66	(3)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1	7

CASH AND CASH EQUIVALENTS AT END OF PERIOD	67	4

Supplemental disclosure of cash flow information:
Non-cash transactions:
Loan issuance costs	25	13
Receipt on accounts of shares against other current liabilities	76	-

*	represents amount under $1 thousand

The accompanying notes are an integral part of the condensed consolidated financial statements.

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - GENERAL

Citrine Global, Corp. (“Citrine Global” or the “Company”) was incorporated under the laws of the State of Delaware on May 26, 2010. The Company’s common stock is traded in the United States on the OTC market under the ticker symbol “CTGL.” On June 26, 2025, Citrine Global Corp. changed its name to SkyTech Orion Global Corp. in Delaware, reflecting its strategic focus on UAV and drone solutions.

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

On May 13, 2025, the Israeli subsidiary Cannovation Center Israel Ltd. changed its name to SkyTech Orion Ltd. On May 29, 2025, the Company executed its resolution to reallocate shares. Following this resolution, CTGL Citrine Global Israel Ltd. increased its holdings to 69.5% and Beezhome Technologies Ltd. to 29.5%, while Golden Holdings Finance’s stake in Cannovation was diluted to approximately 1%.

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

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q. In the opinion of management, the financial statements presented herein have not been audited by an independent registered public accounting firm but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the three months ended March 31, 2025. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2025.

Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

The following table presents the Company’s stock option activity for employees and directors of the Company for the period ended March 31, 2025:

	Number of Options	Weighted Average Exercise Price ($)
Outstanding at December 31, 2024	121,351,132	0.026
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31, 2025	121,351,132	0.026
Number of options exercisable at March 31, 2025	104,381,624	0.026

The stock options outstanding as of March 31, 2025, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options vested
$	As of March 31, 2025
0.0011	46,762	1.75	46,762
0.02	41,237,350	0.36	34,560,827
0.022	47,128,400	0.36	39,273,667
0.05	32,938,620	1.76	30,500,368
	121,351,132		104,381,624

Compensation expense recorded by the Company in respect of its stock-based compensation awards for the period ended March 31, 2025 and 2024 was $31 thousand and $91 thousand, respectively, and are included in General and Administrative expenses in the Statements of Operations.

As of March 31, 2025, there was $21 thousand of total unrecognized compensation cost related to non-vested options. The cost is expected to be recognized over a weighted average period of 0.5 years.

The aggregate intrinsic value of the awards outstanding as of March 31, 2025 is $0. These amounts represent the total intrinsic value, based on the Company’s stock price of $0.0115 as of March 31, 2025, less the weighted exercise price.

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 4 – RELATED PARTIES

A.	Transactions and balances with related parties

	Three months ended March 31
	2025	2024

Research and development expenses:
Directors compensation and fees to officers	32	-

General and administrative expenses:
Directors compensation and fees to officers (*)	165	233
(*) Share based compensation	31	91

Financing expenses, net:
Interest on convertible notes	-	10

B.	Balances with related parties:

	As of March 31,	As of December 31,
	2025	2024

Current Liabilities:
Accounts payable	324	324
Accrued compensation	2,524	2,465
	2,848	2,789
Non-current Liabilities:
Convertible notes	711	711

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 5 –EVENTS DURING AND AFTER THE REPORTING PERIOED

A.	During 2024 and early 2025, the Company and its subsidiaries entered into a series of consulting and investment agreements with Mr. Lior Asher, acting personally and through Deer Light Ltd. The agreements are summarized below:

●	On September 1, 2024, Deer Light Ltd entered into consulting agreements with the Company and its subsidiaries. Under these agreements, Deer Light Ltd is engaged to provide strategic planning, business development, innovation scouting, funding facilitation, and project management services. The total monthly retainer fees under these agreements amount to USD 11,000 (plus VAT), as detailed below:

- $2,500 per month from the Company - $3,500 per month from CTGL Citrine Global Israel Ltd. - $5,000 per month from Cannovation Center Israel Ltd.

However, all payments under these agreements are deferred until the earlier of: (i) the listing of Citrine Global Corp. on a recognized U.S. stock exchange; (ii) successful fundraising of at least USD2.5 million from external sources; or (iii) the Company achieving positive operational cash flow, confirmed by the board of directors (“Payment Event”).

In addition to cash compensation, the Company may award equity-based compensation under future equity incentive plans, subject to board approval. One such equity grant was approved by Company, granting options to purchase 41,762,976 common shares, with a two-year vesting schedule and 50% acceleration upon uplisting. As of this report, the options not issued yet.

●	On January 7, 2025, Deer Light Ltd signed an investment agreement with Citrine Global Corp, under which it committed to invest USD 138,000 in exchange for 13.7 million common shares and warrants to purchase an additional 13.7 million shares at an exercise price of $0.01 per share. The warrants are exercisable by December 31, 2025, or upon uplisting to a national stock exchange, whichever comes first. The investment is to be completed no later than March 15, 2025, and may be partially executed through direct supplier payments. As of March 31, 2025, the entire amount was remitted to the Company.

B.	Government Grant to Cannovation

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

 CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 5 –EVENTS DURING AND AFTER THE REPORTING PERIOED (cont.)

C. On April 8, 2025, in accordance with the grant requirements, a digital bank guarantee in the amount of NIS 625,000 (approximately $187,000 USD) was issued by Bank Mizrahi. The guarantee is backed by an unlimited personal guarantee from Ms. Ora Elharar Soffer and a limited personal guarantee from Mr. Meir Aharon, who, through his consulting and construction company, has been engaged to build the SkyTech Center in Yerucham.

D. On March 31, 2025, Cannovation Center Israel Ltd. increased the credit facility originally entered into in March 2023 with S.R. Accord Ltd. to a total amount of NIS 1,000,000 (approximately $280,000). In accordance with the framework agreement with S.R. Accord, the facility was supported by formal signatures from the following entities: Citrine Global Corp., CTGL Citrine Global Israel Ltd., Cannovation Center Israel Ltd. (now SkyTech Orion Ltd.), and Beezhome Technologies Ltd., a private company wholly owned by Ms. Ora Elharar Soffer. In addition, personal guarantees were provided by Ms. Ora Elharar Soffer and Mr. Lior Asher, and the Company together with its affiliates undertook to provide full indemnification to the guarantors for any liability that may arise from the personal guarantee.

E. On May 13, 2025, the Israeli subsidiary Cannovation Center Israel Ltd. changed its name to SkyTech Orion Ltd.

F. On June 26, 2025, Citrine Global Corp. changed its name to SkyTech Orion Global Corp. in Delaware, reflecting its strategic focus on UAV and drone solutions.

I. on June 3, 2025, Nanomedic Technologies Ltd. (“Nanomedic”) notified that it had completed a financing round of approximately $3,000,000. Based on this financing round the Company recorded an impairment loss of approximately $431,000 during the period. Following the impairment, the carrying amount of the investment as of June 30, 2025 is approximately $18,000.

NOTE 6 – SEGMENT INFORMATION

The Company operates its business as one reporting segment and one reportable segment.

The Company’s Chief Operating Decision Maker (“CODM”) is its chief executive officer.

The CODM assesses performance and decides how to allocate resources based on net loss. In addition to net loss, the following significant expense categories and amounts are regularly provided to the CODM for use when allocating resources: expenses related to Investments valued under the measurement alternative (as presented in statements of operations) and share-based compensation expenses (as disclosed in Note 4A, related parties).

Asset information as presented on the consolidated balance sheets is provided to the CODM.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws, and is subject to the safe-harbor created by such Act and laws. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other variations thereon or comparable terminology. The statements herein and their implications are merely predictions and therefore inherently subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results, performance levels of activity, or our achievements, or industry results to be materially different from those contemplated by the forward-looking statements. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under the heading “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 as filed with the Securities and Exchange Commission, or the SEC, on August 31 2025. Readers are also urged to carefully review and consider the various disclosures we have made in that report. As used in this quarterly report, the terms “we”, “us”, “our”, the “Company” and “Citrine” mean Citrine Global, Corp. renamed SkyTech Orion Global Corp. in June 2025 in Delaware and our consolidated subsidiaries, including our wholly-owned subsidiary, CTGL-Citrine Global Israel Ltd. and to our partially owned subsidiary Cannovation Center Israel Ltd. (renamed SkyTech Orion Ltd. in May 2025) unless otherwise indicated or as otherwise required by the context.

Overview

This summary highlights selected information contained elsewhere in this report and does not contain all the information that you should consider before making your investment decision. Before investing in our common stock, you should carefully read this entire report, including the information set forth under the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this report and our consolidated financial statements and the accompanying notes included in this report. Except as otherwise indicated herein or as the context otherwise requires, references in this report to “Citrine Global,” the “Company,” “we,” “us,” and “our” refer to Citrine Global, Corp. renamed SkyTech Orion Global Corp in June 2025 and our consolidated subsidiaries, including our wholly-owned subsidiary, CTGL-Citrine Global Israel Ltd. and to our partially owned subsidiary Cannovation Center Israel Ltd. (renamed SkyTech Orion Ltd. in May 2025. For the avoidance of doubt, throughout this report references to “Citrine Global, Corp.” or “SkyTech Orion Global Corp.” (also referred to as “SkyTech Global” or “SkyTech”) mean the U.S. public company, while references to “Cannovation Center Israel Ltd.,” “SkyTech Orion Ltd.” or “SkyTech Israel” mean the Company’s Israeli subsidiary. The use of these names reflects historical name changes and customary commercial usage, and all should be interpreted as referring to the Company and its consolidated group, as applicable.

Management Update and Business Review

The Company’s entire executive leadership, strategic management, and core operations are based in Israel, operating through its wholly owned subsidiary CTGL Citrine Global Israel Ltd. and its majority-owned subsidiary Cannovation Center Israel Ltd. was renamed SkyTech Orion Ltd. in May 2025.)

On October 7, 2023, a large-scale war broke out in Israel, leading to a prolonged national crisis. The conflict created widespread uncertainty and instability across the country, disrupted the Israeli economy, and adversely affected the Company’s operations.

Throughout 2024, the Company remained primarily engaged in the wellness and plant-based health sector. Activities focused on the development of proprietary product lines, strategic collaborations, and minority investments, including in iBOT Israel Botanicals Ltd. These initiatives included the development of nutritional supplements, plant-based cosmetics, and other consumer health products. The Company had also prepared to launch its wellness products in the United States during 2024.

However, the outbreak of war in Israel, and its severe and prolonged impact on the Israeli economy particularly in international-facing consumer markets prevented the Company from proceeding with its planned launch and international sales activities. As a result, the Company experienced material delays in wellness-related product development, fundraising, and marketing efforts, and was unable to fully execute its strategic plans.

In the last quarter of 2024, following an internal review and in light of the evolving business environment, management determined that the existing wellness-focused strategy was no longer sufficient to drive growth. The Company therefore resolved to broaden its scope of activity and prepare for expansion into additional areas of development.

The Company placed a key focus on its government-supported industrial land in Yerucham, Israel—considered a highly strategic asset with substantial potential, located within a designated national innovation and industrial zone.

As part of its strategic review, the Company evaluated this asset within the framework of its Production, Innovation Center platform, aiming to align it with evolving national priorities and global industry needs. This review highlighted a unique opportunity to realign the Company’s operations with Israel’s growing focus on defense, UMS (Unmanned Systems)

Description of Business:

➢	Equity Interest – 100% in CTGL Citrine Global Israel Ltd.

The Company holds 100% of the equity in CTGL Citrine Global Israel Ltd.

➢

Equity Interest – 69.5% in Cannovation Center Israel Ltd. (subsequently renamed SkyTech Orion Ltd.)

Through its wholly owned subsidiary, CTGL Citrine Global Israel Ltd., the Company holds a 69.5% equity interest in Cannovation Center Israel Ltd. (now operating as SkyTech Orion Ltd.).

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

➢

Government Grant – NIS 12.5 million (approximately USD 3.4 million)

On January 12, 2025, Cannovation Center Israel Ltd. (subsequently renamed SkyTech Orion Ltd.), the Company’s Israeli subsidiary, received official notification from the Israeli Ministry of Economy and Industry that it had been awarded a government grant in the amount of NIS 12.5 million (approximately USD 3.4 million).

The grant, awarded as part of a national strategic defense program, is designated for the establishment of the SkyTech Innovation and Production Center in Yerucham, Israel. The planned facility will cover approximately 5,000 square meters on the Company’s 11.7-dunam (2.89-acre) industrial plot and will include assembly lines, R&D laboratories, testing facilities, and advanced production systems for defense-grade UAV and drone solutions.

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

Key components of the SkyTech Center include:

●	Assembly & Production – Advanced UAV and drone manufacturing and assembly lines, including 3D-printing capabilities.
●	Research & Development – Hardware, software, and AI development and customization.
●	Laboratories & QA Testing – Facilities for validation, quality assurance, and compliance testing.
●	Regulatory Compliance – Full alignment with MOD, NDAA, ITAR, and EU defense/export regulations.
●	Flight Testing & Rental Services – Integration with Israel’s national drone test site and controlled environments for UAV flight testing and evaluation.
●	Equipment & Logistics Services – Rental and logistical support for defense applications.
●	Training Department – Simulator-based environments for training, skill development, and testing.
●	Business Development & Innovation Hub – Support for startups and defense-tech companies, providing workspace, technical infrastructure, and access to strategic partnerships.

Strategic Positioning & Global Expansion

The SkyTech Center is being established as a national flagship project and a strategic assembly and production hub for the defense sector in Israel, with a focus on UAVs, drones, AI-powered platforms, Western-grade critical components, and advanced defense solutions tailored to military applications.

As part of its global expansion strategy, the Company is also establishing additional assembly and manufacturing centers worldwide. A U.S.-based production and assembly center is already under evaluation, aligned with U.S. defense procurement policies and regulatory frameworks.

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

The Company chose to anchor its UMS and drone and drone operations in Israel for the following strategic reasons:

●	The Company’s headquarters, executive leadership, and strategic partners are based in Israel, with longstanding operational experience and an extensive network of collaborations with universities, labs, startups, and defense-related entities.
●	Israel recognizes the UAV and drone sector as a critical national priority, particularly in light of the ongoing war and evolving security threats. The government has identified the need for locally developed and manufactured unmanned systems as a strategic imperative — ensuring operational independence, rapid deployment, and reduced reliance on foreign supply chains.
●	As part of this national strategy, there is an increasing emphasis on using Western-approved components to ensure compatibility with allied defense standards, support international cooperation, and eliminate dependency on non-compliant or restricted-origin technologies.
●	Israel has an advanced regulatory and operational environment that supports the rapid development, testing, and deployment of unmanned systems, particularly those intended for defense and dual-use purposes.
●	The Israeli government actively promotes industrial and defense innovation through grants for equipment, tax benefits, employment incentives, and dedicated programs for priority regions such as Yerucham, where the Company is establishing its innovation and production center.
●	In alignment with this vision, the Company owns government-backed industrial land in Yerucham, southern Israel, on which it is building a dedicated Operational Innovation and Production Center for UMS and drone development, assembly, testing, and commercialization, designed to serve both domestic and international defense markets.

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

This designation provides operating companies with extensive government-backed benefits, including:

●	Capital investment grants
●	Tax incentives and employment support programs
●	Streamlined infrastructure and permitting processes
●	Access to government procurement channels and joint development programs

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

Role of SkyTech Orion Global Corp. (U.S.) -As the Company’s parent entity in the United States, SkyTech Orion Global Corp. provides:

●	Public corporate infrastructure for capital raising, M&A, and strategic partnerships;
●	Direct access to U.S. and NATO-aligned defense markets;
●	Local production, customization, and assembly of UMS and drone systems;
●	Supply to international customers through FMS, G2G, and B2B channels;
●	Warehousing, logistics, and export compliance in U.S. territory.
●	Legal and operational framework for U.S.-compliant manufacturing and export;
●	U.S.-Based Manufacturing and Operational Innovation Center -

In alignment with U.S. policy trends supporting domestic defense manufacturing and secure supply chains, the Company is evaluating the establishment of a U.S.-based Operational Innovation and Manufacturing Center. This initiative is designed to:

●	Build domestic production capacity for UMS and drone platforms;
●	Enable direct sales and contracting with the U.S. Department of Defense (DoD) and other defense agencies;
●	Support distribution and deployment within the United States and allied markets;
●	Ensure participation in defense procurement programs requiring “Made in USA” compliance;
●	Strengthen transatlantic supply chain resilience by leveraging Israeli-developed technologies through the Company’s U.S.–Israel structure.

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

Market of Small Drones

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

Regulatory Environment –in the Defense UAV Sector

Due to the outbreak of the Gaza war and its material impact on the Israeli economy, the Company faced significant operational challenges, which resulted in delays to our planned U.S. launch of the wellness product line. As a result, the Company reassessed its strategic direction in response to market realities and national priorities.

In the last quarter of 2024, the Company began transitioning into the defense and aerospace sector, with a specific focus on the development and production of unmanned aerial vehicles (UAVs), drones, and modular FPV systems.

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

Overview of the Company’s Past Operations – Wellness and Plant-Based Pharma

Until the last quarter of 2024, the Company was primarily engaged in the wellness and plant-based pharma solutions. The Company’s mission was to leverage the power of nature and scientific research to improve health, wellbeing, and quality of life.

The business activity was primarily composed of the development of science-backed plant-based products aimed at improving quality of life and offering complementary solutions to mitigate side effects associated with medicines, treatments, or unbalanced lifestyles. To support this mission, the Company developed an end-to-end strategy covering the full value chain from research and innovation, product development, infrastructure for manufacturing and production, to distribution, marketing, and sales with the goal of bringing innovative plant-based wellness and pharma products to global markets.

The Company developed a broad portfolio of products based on rigorously researched botanical ingredients, including herbal extracts, tinctures, medicinal mushrooms, vitamins, and minerals. In addition, the Company holds equity interests in iBOT Israel Botanicals Ltd. and MyPlant Bio Ltd., as well as ownership of proprietary formulations and product families in the wellness and plant-based health sector.

However, the outbreak of war in Israel, and its severe and prolonged impact on the Israeli economy particularly in international-facing consumer markets, prevented the Company from proceeding with its planned launch and international sales activities. As a result, the Company experienced material delays in wellness-related product development, fundraising, and marketing efforts, and was unable to fully execute its strategic plans.

In the last quarter of 2024, following an internal review and in light of the evolving business environment, management determined that the existing wellness-focused strategy was no longer sufficient to drive growth.

While the Company is now primarily focused on defense technologies, the wellness-related assets remain under the Company’s ownership. These include its equity stakes in iBOT and MyPlant, proprietary formulations, and developed product lines. Management continues to assess how these assets can be realized or leveraged in the future in a manner consistent with the Company’s current strategic focus on defense.

Properties

The address of our primary executive office is 5 Rashi St. Yerucham, Israel 8050743. Our website address is www.citrine-global.com.

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

Significant Events

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

On January 23, 2025, a shareholders’ meeting of Cannovation Center Ltd. was held with the participation of all shareholders: CTGL Citrine Global Israel Ltd., holding 60% (a subsidiary of Citrine Global Corp., Beezhome Technologies Ltd. (owned by Ms. Ora Elharar Soffer, the Company’s CEO), holding 20%, and Golden Holdings Finance, holding 20%. All shareholders were given the opportunity to support the Company, including by providing personal guarantees for existing loans as well as for obligations under the government grant. CTGL Citrine Global Israel Ltd. expressed its support, and Beezhome Technologies Ltd., through its owner and the Company’s CEO, Ms. Ora Elharar Soffer, personally signed guarantees in connection with the existing loans and the government grant commitments, thereby providing the direct backing required to advance the Company’s activities. On 29 May 2025 after the period granted to Golden Holdings Finance had passed, and since it did not provide any support or personal guarantees, the Company executed the resolution. Pursuant to this resolution, new shares were allocated to CTGL Citrine Global Israel Ltd., increasing its holdings to 69.5%, and to Beezhome Technologies Ltd., increasing its holdings to 29.5%. As a result, the holdings of Golden Holdings Finance in Cannovation were diluted to approximately 1%.

On March 5, 2025, the Board approved a Directors & Officers (D&O) insurance policy with coverage of USD 3 million at an annual premium of USD 23,750.

On March 26, 2025, the Board approved to increase the share capital of Cannovation Center Israel Ltd. and CTGL Citrine Global Israel Ltd.

On March 31, 2025, Cannovation Center Israel Ltd. increased the credit facility originally entered into in March 2023 with S.R. Accord Ltd. to a total amount of NIS 1,000,000 (approximately $280,000).

In accordance with the framework agreement with S.R. Accord, the facility was supported by formal signatures from the following entities: Citrine Global Corp. CTGL Citrine Global Israel Ltd., Cannovation Center Israel Ltd. (now SkyTech Orion Ltd.), and Beezhome Technologies Ltd., a private company wholly owned by Ms. Ora Elharar Soffer.

In addition, personal guarantees were provided by Ms. Ora Elharar Soffer and Mr. Lior Asher, and the Company together with its affiliates undertook to provide full indemnification to the guarantors for any liability that may arise from the personal guarantee.

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

On May 13, 2025, the Israeli subsidiary Cannovation Center Israel Ltd. changed its name to SkyTech Orion Ltd.

On June 19, 2025, the Board of Directors of SkyTech Orion Ltd. approved the rental of a temporary facility in Yerucham, or in another location as determined by the Company’s management, to support the Company’s assembly activities and planned sales operations.

On June 19, 2025, the Board of Directors of SkyTech Orion Ltd., through its subsidiary CTGL Citrine Global Israel Ltd. (holding 69.5% of the shares in SkyTech Orion Ltd.), wholly owned by Citrine Global Corp. resolved that, in light of the personal exposure of Ms. Ora Elharar Soffer, the Company’s Chairwoman and CEO, who personally invests funds and is the only shareholder continuously supporting the Company by providing services, personal guarantees and financial resources – Beezhome Technologies Ltd. (holding 29.5% of the shares of SkyTech Orion Ltd.), and wholly owned by Ms. Ora Elharar Soffer, shall be granted Anti-Dilution Protection with respect to its holdings in SkyTech Orion Ltd.

On June 26, 2025, Citrine Global Corp. changed its name to SkyTech Orion Global Corp. in Delaware, reflecting its strategic focus on UAV and drone solutions.

Components of Operating Results

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial statements.

Revenues

We have not generated any revenues from product sales as of March 31, 2025.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2025 compared to the Three Months Ended March 31, 2024

The following table presents our results of operations for the three months ended March 31, 2025 and 2024

	Three Months Ended
	March 31
	2025	2024
	US Dollars
Research and development expenses	(32,000)	-
Marketing, general and administrative expenses – related parties	(165,000)	(233,000)
Marketing, general and administrative expenses	(41,000)	(170,000)
Operating loss	(238,000)	(403,000)
Expenses related to convertible loan terms – related parties	-	(10,000)
Fair value measurement of the IBOT options	-	185,000
Other financing expenses, net	(29,000)	(24,000)
Net loss	(267,000)	(252,000)

Revenues. We had no revenues in the three months ended March 31, 2025 and 2024.

Research and Development. Research and development expenses for the three months ended March 31, 2025 were $32,000 compared to $0 for the three months ended March 31, 2024. The increase is primarily attributable to professional expenses incurred in the operation of the business.

Marketing, general and Administrative Expenses. Marketing, general and administrative expenses consist primarily of professional services, share-based compensation expenses and other non-personnel related expenses such as legal expenses. Marketing, general and administrative expenses for the three months ended March 31, 2025 were $206,000 compared to $403,000 for the three months ended March 31, 2024. The decrease in our in our non-cash share-based compensation expenses.

Financing Expenses, Net. Financing income, net for the three months ended March 31, 2025 were $29,000 compared to financing expenses, net $64,000 for the three months ended March 31, 2024. The decrease in financial expense is primarily attributable to finance expenses related to our convertible loans.

Net Loss. Net loss for the three months ended March 31, 2025 was $267,000 and is attributable to the reasons discussed above.

Financial Condition, Liquidity and Capital Resources

At March 31, 2025, we had current assets of $203,000 compared to total current assets of $140,000 as of December 31, 2024. The increase is mainly attributed to the increase in cash.

At March 31, 2025, we had a cash balance of $67,000 compared to the cash balance of $1,000 as of December 31, 2024.

At March 31, 2025, we had a working capital deficiency of $3,542,000 as compared with a working capital deficiency of $3,464,000 at December 31, 2024.

The following table provides a summary of operating, investing, and financing cash flows for the three months ended March 31, 2025 and 2024, respectively (in US Dollars):

	Three Months Ended
	March 31, 2025	March 31, 2024
Net cash used in operating activities	(57,000)	(45,000)
Net cash provided by investment activities	-	-
Net cash provided by Financing Activities	123,000	42,000

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

Based on the Company’s evaluation of the effectiveness of its disclosure controls and procedures as of March 31, 2025, the Company’s principal executive officer and the Company’s principal financial officer concluded that the Company’s disclosure controls and procedures are not effective.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2025, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

An investment in the Company’s Common Stock involves a number of very significant risks. You should carefully consider the risk factors included in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on August 31, 2025, in addition to other information contained in our reports and in this quarterly report in evaluating the Company and its business before purchasing shares of our Common Stock. There have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

