Form 10-Q
period 2025-06-30
CITRINE GLOBAL, CORP.
filed 2025-09-03
CIK 1498067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period ended June 30, 2025; or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from ________ to ________

Commission file number 000-55680

CITRINE GLOBAL CORP. (CTGL)

Name changed to SKYTECH ORION GLOBAL CORP. in Delaware, waiting upon Finra for approval for SEC usage)

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

As of June 30th, 2025, There were 1,044,074,409 shares of the registrant’s common stock outstanding, and 1,234,185,009 as of September 3, 2025.

CITRINE GLOBAL, CORP

Form 10-Q

June 30, 2025

2

CITRINE GLOBAL, CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2025

3

CITRINE GLOBAL, CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2025

U.S. DOLLARS IN THOUSANDS

CITRINE GLOBAL, CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	June 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	8	1
Prepaid expenses	102	108
Other current assets	31	31
Total Current assets	141	140

Non-current assets
Investments valued under the measurement alternative	831	1,263
Property and equipment, net	234	217
Total non-current assets	1,065	1,480
Total assets	1,206	1,620

Liabilities and Stockholders’ Deficit
Current liabilities
Short term loans	292	181
Accounts payable	-	22
Accounts payable – related parties	324	324
Accrued compensation – related parties	2,732	2,465
Accrued expenses	675	612
Total current liabilities	4,023	3,604

Non-current liability

Convertible notes - related parties	711	711

Total liabilities	4,734	4,315

Stockholders’ Deficit
Common stock, par value $0.0001 per share, 1,500,000,000 shares authorized at June 30, 2025 and December 31, 2024; 1,044,074,409 shares issued and outstanding at June 30, 2025 and December 31, 2024	104	104
Additional paid-in capital	27,100	27,053
Stock to be issued	1,974	1,836
Accumulated deficit	(32,747)	(31,805)
Accumulated other comprehensive income	41	117
Total stockholders’ deficit	(3,528)	(2,695)
Total liabilities and stockholders’ deficit	1,206	1,620

The accompanying notes are an integral part of the condensed consolidated financial statements.

CITRINE GLOBAL, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(U.S. dollars in thousands, except share and per share data)

	Six months ended		Three months ended
	June 30		June 30
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)

Research and development expenses – related parties	(63)	-	(31)	-
Marketing, general and administrative expenses – related parties	(317)	(455)	(152)	(222)
Marketing, general and administrative expenses	(75)	(212)	(34)	(42)
Operating loss	(455)	(667)	(217)	(264)
Financing expenses, net:
Expenses related to convertible loan terms – related parties	-	(34)	-	(24)
Fair value measurement of the IBOT options and impairment of Nanomedic investment	(432)	(747)	(432)	(932)
Other financing expenses, net	(55)	(54)	(26)	(30)
Financing expenses, net	(487)	(835)	(458)	(986)

Net loss attributable to common stockholders	(942)	(1,502)	(675)	(1,250)

Loss per common stock (basic and diluted)	*	*	*	*

Basic weighted average number of shares of common stock outstanding	1,044,674,409	1,021,648,686	1,044,674,409	1,044,074,406

Comprehensive loss:
Net loss	(942)	(1,502)	(675)	(1,250)
Other comprehensive income attributable to foreign currency translation	(76)	24	(92)	15
Comprehensive loss	(1,018)	(1,478)	(767)	(1,235)

*	Represents an amount less than $0.01 per common stock.

The accompanying notes are an integral part of the condensed consolidated financial statements.

CITRINE GLOBAL, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(U.S. dollars in thousands, except share and per share data)

	Common stock		Additional paid-in	Stock to be	Accumulated	Accumulated other comprehensive	Total stockholders’
	Stock	Amount	capital	issued	deficit	income	deficit
BALANCE AT DECEMBER 31, 2024	1,044,674,409	104	27,053	1,836	(31,805)	117	(2,695)
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED MARCH 31, 2025:
Issuance of shares under share and warrants purchase agreement	-	-	-	138	-	-	138
Share based compensation	-	-	31	-	-	-	31
Other comprehensive income	-	-	-	-	-	16	16
Net loss for the period	-	-	-	-	(267)	-	(267)
BALANCE AT MARCH 31, 2025 (unaudited)	1,044,674,409	104	27,084	1,974	(32,072)	133	(2,777)

Share based compensation	-	-	16	-	-	-	16
Other comprehensive income	-	-	-	-	-	(92)	(92)
Net loss for the period	-	-	-	-	(675)	-	(675)
BALANCE AT JUNE 30, 2025 (unaudited)	1,044,674,409	104	27,100	1,974	(32,747)	41	(3,528)

*	Represents amount less than $1 thousand

CITRINE GLOBAL, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(U.S. dollars in thousands, except share and per share data

	Common stock		Additional paid-in	Stock to be	Accumulated	Accumulated other comprehensive	Total stockholders’
	Stock	Amount	capital	issued	deficit	income	deficit
BALANCE AT DECEMBER 31, 2023	973,704,039	97	25,359	1,458	(29,507)	118	(2,475)
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED MARCH 31, 2024:
Issuance of shares under share purchase agreement	70,370,370	7	1,400	(1,407)	-	-	-
Share based compensation to service providers
Share based compensation	-	-	91	-	-	-	91
Other comprehensive income	-	-	-	-	-	9	9
Net loss for the period	-	-	-	-	(252)	-	(252)
BALANCE AT MARCH 31, 2024 (unaudited)	1,044,074,409	104	26,850	51	(29,759)	127	(2,627)

Share based compensation	-	-	82	-	-	-	82
Convertible component in convertible notes classified as equity			13				13
Other comprehensive income	-	-	-	-	-	15	15
Net loss for the period	-	-	-	-	(1,250)	-	(1,250)
BALANCE AT JUNE 30, 2024 (unaudited)	1,044,074,409	104	26,945	51	(31,009)	142	(3,767)

*	Represents amount less than $1 thousand

The accompanying notes are an integral part of the condensed consolidated financial statements.

CITRINE GLOBAL, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands, except share and per share data)

	Six months ended
	June 30,
	2025	2024
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(942)	(1,502)
Adjustments to reconcile net loss to net cash used in operating activities:
Finance expenses, net	25	1
Financial expenses with respect to convertible notes and loans – related parties	-	34
Share based payment	47	173
Fair value adjustment of option to purchase MyPlant shares	-	-
Fair value adjustment of option to purchase IBOT shares and impairment of Nanomedic investment	432	747
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	40	134
Accounts payable and accrued expenses - related parties	380	455
Accounts payable and accrued expenses	(98)	(72)
Net cash used in operating activities	(116)	(30)

CASH FLOWS FROM FINANCING ACTIVITIES
Short term loan ,net	-	26
Receipt on accounts of shares	62
Proceeds under credit facility	61	-
Net cash provided by financing activities	123	26

Effect of exchange rates on cash and cash equivalents	(*)	(*)

Net increase (decrease) in cash and cash equivalents	7	(4)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1	7

CASH AND CASH EQUIVALENTS AT END OF PERIOD	8	3
Supplemental disclosure of cash flow information:
Non-cash transactions:
Receipt on accounts of shares against other current liabilities	76	-

*	Represents amount less than $1 thousand

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

On June 3, 2020 the Company established a wholly owned new Israeli subsidiary: CTGL – Citrine Global Israel Ltd, (the “Israeli Subsidiary”).

On August 20, 2020, the Israeli Subsidiary, Beezhome Technologies Ltd., a company owned by the Company’s Chief Executive Officer and Golden Holdings Neto Ltd., a company in which Ilan Ben-Ishay, a former director of the Company, holds shares, incorporated Cannovation Center Israel Ltd. (“Cannovation”). Israeli Subsidiary holds 60% of Cannovation’s shares, while each of Beezhome Technologies Ltd. and Golden Holdings Neto Ltd. holds 20% of its shares.

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

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q. In the opinion of management, the financial statements presented herein have not been audited by an independent registered public accounting firm but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the six and three months ended June 30, 2025. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2025.

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

The following table presents the Company’s stock option activity for employees and directors of the Company for the period ended June 30, 2025:

	Number of Options	Weighted Average Exercise Price ($)
Outstanding at December 31, 2024	121,351,132	0.026
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at June 30, 2025	121,351,132	0.026
Number of options exercisable at June 30, 2025	112,918,837	0.026

The stock options outstanding as of June 30, 2025, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options vested
$	As of June 30, 2025
0.0011	46,762	1.50	46,762
0.02	41,237,350	0.11	37,899,088
0.022	47,128,400	0.11	43,201,033
0.05	32,938,620	1.55	31,771,954
	121,351,132		112,918,837

Compensation expense recorded by the Company in respect of its stock-based compensation awards for the six months ended June 30, 2025 were $47 thousands and $173 thousands, respectively, and are included in General and Administrative expenses in the Statements of Operations.

As of June 30, 2025, there was $4 thousands of total unrecognized compensation cost related to non-vested options. The cost is expected to be recognized over a weighted average period of 0.25 years.

The aggregate intrinsic value of the awards outstanding as of June 30, 2025 is $0. These amounts represent the total intrinsic value, based on the Company’s stock price of $0.0115 as of June 30, 2025, less the weighted exercise price.

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 4 – RELATED PARTIES

A.	Transactions and balances with related parties

	Six months ended June 30		Three months ended June 30
	2024	2023	2024	2023
	U.S. dollars (in thousands)

Research and development expenses:	63	-	31	-
Directors compensation and fees to officers	-	-	-	-
	63	-	31	-

General and administrative expenses:
Directors compensation and fees to officers (*)	317	455	152	222
(*) Share based compensation	47	173	16	82

Financing expense, net:
Expenses Related to convertible loan terms	-	34	-	24

B.	Balances with related parties:

	As of June 30,	As of December 31,
	2025	2024

Current Liabilities:
Accounts payable	324	324
Accrued compensation	2,732	2,465
	3,056	2,789
Non-current Liabilities:
Convertible notes	711	711

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 5 –EVENTS DURING AND AFTER THE REPORTING PERIOED

A.	During 2024 and early 2025, the Company and its subsidiaries entered into a series of consulting and investment agreements with Mr. Lior Asher, acting personally and through Deer Light Ltd. The agreements are summarized below:

●	On September 1, 2024, Deer Light Ltd entered into consulting agreements with the Company and its subsidiaries. Under these agreements, Deer Light Ltd is engaged to provide strategic planning, business development, innovation scouting, funding facilitation, and project management services. The total monthly retainer fees under these agreements amount to USD 11,000 (plus VAT), as detailed below:

- $2,500 per month from the Company

- $3,500 per month from CTGL Citrine Global Israel Ltd.

- $5,000 per month from Cannovation Center Israel Ltd. renamedSkyTech Orion Ltd. May 2025.

However, all payments under these agreements are deferred until the earlier of: (i) the listing of Citrine Global Corp on a recognized U.S. stock exchange; (ii) successful fundraising of at least USD2.5 million from external sources; or (iii) the Company achieving positive operational cash flow, confirmed by the board of directors (“Payment Event”).

In addition to cash compensation, the Company may award equity-based compensation under future equity incentive plans, subject to board approval. One such equity grant was approved by company, granting options to purchase 41,762,976 common shares, with a two -year vesting schedule and 50% acceleration upon uplisting. As of this report, the options not issued yet.

●	On January 7, 2025, Deer Light Ltd signed an investment agreement with Citrine Global Corp, under which it committed to invest USD 138,000 in exchange for 13.7 million common shares and warrants to purchase an additional 13.7 million shares at an exercise price of $0.01 per share. The warrants are exercisable by December 31, 2025, or upon uplisting to a national stock exchange, whichever comes first. The investment is to be completed no later than March 15, 2025, and may be partially executed through direct supplier payments. As of June 30, 2025, the entire amount was remitted to the Company.

B.	Government Grant to Cannovation

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

D. On March 31, 2025, Cannovation Center Israel Ltd. increased the credit facility originally entered into in March 2023 with S.R. Accord Ltd. to a total amount of NIS 1,000,000 (approximately $280,000).In accordance with the framework agreement with S.R. Accord, the facility was supported by formal signatures from the following entities: Citrine Global Corp., CTGL Citrine Global Israel Ltd., Cannovation Center Israel Ltd. (now SkyTech Orion Ltd.), and Beezhome Technologies Ltd., a private company wholly owned by Ms. Ora Elharar Soffer. In addition, personal guarantees were provided by Ms. Ora Elharar Soffer and Mr. Lior Asher, and the Company together with its affiliates undertook to provide full indemnification to the guarantors for any liability that may arise from the personal guarantee.

E. On May 13, 2025, the Israeli subsidiary Cannovation Center Israel Ltd. changed its name to SkyTech Orion Ltd.

F. On June 26, 2025, Citrine Global Corp. changed its name to SkyTech Orion Global Corp. in Delaware, reflecting its strategic focus on UAV and drone solutions.

G. on June 3, 2025, Nanomedic Technologies Ltd. (“Nanomedic”) notified that it had completed a financing round of approximately $3,000,000. Based on this financing round the Company recorded an impairment loss of approximately $431,000 during the period. Following the impairment, the carrying amount of the investment as of June, 30, 2025 is approximately $18,000.

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

Management Update and Business Review

The Company’s entire executive leadership, strategic management, and core operations are based in Israel, operating through its wholly owned subsidiary CTGL Citrine Global Israel Ltd. and its majority-owned subsidiary Cannovation Center Israel Ltd. was renamed SkyTech Orion Ltd. in May 2025.

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

Regulatory Compliance for Cannovation Center Israel Ltd. (renamed SkyTech Orion Ltd. in May 2025)

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

Significant Events

On January 7, 2025, Deer Light Ltd signed an investment agreement with Citrine Global Corp. (the “Company”) (Renamed SkyTech Orion Global Corp. On June 2025) under which it committed to invest USD 138,000 in exchange for 13.7 million common shares and warrants to purchase an additional 13.7 million shares at an exercise price of $0.01 per share. The warrants are exercisable by December 31, 2025, or upon uplisting to a national stock exchange, whichever comes first. The investment is to be completed no later than March 15, 2025, and may be partially executed through direct supplier payments. As of March 2025, the investment has been fully completed.

On January 12, 2025, Cannovation Center Israel Ltd. (subsequently renamed SkyTech Orion Ltd.), the Israeli subsidiary of Citrine Global Corp. (Renamed SkyTech Orion Global Corp. On June 2025), received official notification from the Israeli Ministry of Economy and Industry that it had been awarded a government grant in the amount of NIS 12.5 million (approximately USD 3.4 million). The grant, in the amount of NIS 12.5 million (approximately USD 3.4 million), is structured as reimbursements of approximately 37.5% of the Company’s eligible expenses, including construction, equipment, services, and other costs submitted in connection with the establishment of the SkyTech Innovation and Production Center. The grant was awarded as part of a national strategic program supporting the defense sector. The funds are designated for the establishment of the SkyTech Innovation and Production Center in the city of Yerucham, Israel, on land that had previously been allocated to the subsidiary by the State of Israel as part of a prior grant for the construction of an Operational Innovation Center. This new grant is in addition to the prior allocation and supports the construction of approximately 5,000 square meters of facilities on the 11.7-dunam (about 2.89 acres) plot. The Center will include assembly lines, R&D laboratories, testing facilities, and an advanced production system focused on developing and manufacturing defense-grade UAV and drone solutions. As noted,

On January 23, 2025, a shareholders’ meeting of Cannovation Center Ltd. was held with the participation of all shareholders: CTGL Citrine Global Israel Ltd., holding 60% (a subsidiary of Citrine Global Corp., Beezhome Technologies Ltd. (owned by Ms. Ora Elharar Soffer, the Company’s CEO), holding 20%, and Golden Holdings Finance, holding 20%. All shareholders were given the opportunity to support the Company, including by providing personal guarantees for existing loans as well as for obligations under the government grant. CTGL Citrine Global Israel Ltd. expressed its support, and Beezhome Technologies Ltd., through its owner and the Company’s CEO, Ms. Ora Elharar Soffer, personally signed guarantees in connection with the existing loans and the government grant commitments, thereby providing the direct backing required to advance the Company’s activities. On 29 May 2025 after the period granted to Golden Holdings Finance had passed, and since it did not provide any support or personal guarantees, the Company executed the resolution. Pursuant to this resolution, new shares were allocated to CTGL Citrine Global Israel Ltd., increasing its holdings to 69.5%, and to Beezhome Technologies Ltd., increasing its holdings to 29.5%. As a result, the holdings of Golden Holdings Finance in Cannovation were diluted to approximately 1%.

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

In accordance with the framework agreement with S.R. Accord, the facility was supported by formal signatures from the following entities: Citrine Global Corp. (Renamed SkyTech Orion Global Corp. On June 2025), CTGL Citrine Global Israel Ltd., Cannovation Center Israel Ltd. (now SkyTech Orion Ltd.), and Beezhome Technologies Ltd., a private company wholly owned by Ms. Ora Elharar Soffer.

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

On April 8, 2025, a contract was signed with M. Aharon Construction & Projects Ltd. for the construction of the concrete skeleton of the SkyTech Center in Yeruham. The agreement includes exclusivity subject to conditions, with price adjustments permitted in exceptional circumstances such as significant material cost increases or delays in permitting. Mr. Aharon committed to a personal guarantee and bank collateral, and the Company undertook to grant him the right of first refusal, a bonus for his commitment (including options), and full indemnification by Citrine Global, Cannovation, and CTGL.

On May 13, 2025, the Israeli subsidiary Cannovation Center Israel Ltd. changed its name to SkyTech Orion Ltd.

On June 19, 2025, the Board of Directors of SkyTech Orion Ltd., through its subsidiary CTGL Citrine Global Israel Ltd. (holding 69.5% of the shares in SkyTech Orion Ltd., wholly owned by Citrine Global Corp. Renamed SkyTech Orion Global Corp. On June 2025),resolved that, in light of the personal exposure of Ms. Ora Elharar Soffer, the Company’s Chairwoman and CEO, who personally invests funds and is the only shareholder continuously supporting the Company by providing services, personal guarantees and financial resources BeezzHome Technologies Ltd. (holding 29.5% of the shares of SkyTech Orion Israel Ltd., and wholly owned by Ms. Ora Elharar Soffer) shall be granted Anti-Dilution Protection with respect to its holdings in SkyTech Orion Ltd.

On June 26, 2025, Citrine Global Corp. changed its name to SkyTech Orion Global Corp. in Delaware, reflecting its strategic focus on UAV and drone solutions.

Components of Operating Results

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial statements.

Revenues

We have not generated any revenues from product sales as of June 30, 2025.

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

Results of Operations

Comparison of the six Months Ended June 30, 2025 compared to the six Months Ended June 30, 2024

The following table presents our results of operations for the six months ended June 30, 2025 and 2024

	Six Months Ended
	June 30
	2025	2024
	US Dollars
Revenues	-	-
Cost of sales	-	-
Operating loss	-	-
Research and development expenses	(63,000)	-
Marketing, general and administrative expenses	(392,000)	(667,000)
Operating loss	(455,000)	(667,000)
Income (expenses) related to convertible loan terms	-	(34,000)
Fair value measurement of the IBOT options and impairment of Nanomedic investment	(432,000)	(747,000)
Other financing expenses, net	(55,000)	(54,000)
Net loss	(942,000)	(1,502,000)

Revenues. We had no revenues in the three months ended June 30, 2025 and 2024.

Research and Development. Research and development expenses for the six months ended June 30, 2025 were $63,000 compared to $0 for the six months ended June 30, 2024. The increase is primarily attributable to professional expenses incurred in the operation of the business.

Marketing, general and Administrative Expenses. Marketing, general and administrative expenses consist primarily of professional services, share-based compensation expenses and other non-personnel related expenses such as legal expenses. Marketing, general and administrative expenses for the six months ended June 30, 2025 were $392,000 compared to $667,000 for the six months ended June 30, 2024. The decrease in our marketing, general and administrative expenses is primarily attributable to the increase in our non-cash share-based compensation expenses.

Financing Expenses, Net. Financing income, net for the six months ended June 30, 2025 were $55,000 compared to financing expenses, net $54,000 for the six months ended June 30, 2024.

Net Loss. Net loss for the six months ended June 30, 2025 was $942,000 and is attributable to the reasons discussed above.

Financial Condition, Liquidity and Capital Resources

At June 30, 2025, we had current assets of $141,000 compared to total current assets of $140,000 as of December 31, 2024.

At June 30, 2025, we had a cash balance of $8,000 compared to the cash balance of $1,000 as of December 31, 2024.

At June 30, 2025, we had a working capital deficiency of $3,882,000 as compared with a working capital deficiency of $3,464,000 at December 31, 2024.

The following table provides a summary of operating, investing, and financing cash flows for the six months ended June 30June 30, 2025 and 2024, respectively (in US Dollars):

	Six Months Ended
	June 30 2025	June 30, 2024
Net cash used in operating activities	(116,000)	(30,000)
Net cash provided by investment activities	-	-
Net cash provided by Financing Activities	123,000	26,000

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

Based on the Company’s evaluation of the effectiveness of its disclosure controls and procedures as of June 30, 2025, the Company’s principal executive officer and the Company’s principal financial officer concluded that the Company’s disclosure controls and procedures are effective.

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

