Form 10-Q
period 2025-09-30
CITRINE GLOBAL, CORP.
filed 2025-11-19
CIK 1498067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period ending September 30, 2025; or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from ________ to ________

Commission file number 000-55680

CITRINE GLOBAL, CORP (CTGL)

DBA SkyTech Orion Global Corp. usage)

(Exact name of registrant as specified in its charter)

Delaware	68-0080601
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

#3 Bethesda Metro Center, Bethesda, Md	20814
(Address of principal executive offices)	Zip Code

(202) 536-5191

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	CTGL	OTC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extending transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 30th, 2025, there were 1,234,185,009 shares of the registrant’s common stock issued & outstanding, par value $0.0001 per share; and 1,234,185,009 as of November 19, 2025.

CITRINE GLOBAL, CORP

Form 10-Q

September 30, 2025

Page

PART I — FINANCIAL INFORMATION

Item 1 – Unaudited Condensed Consolidated Financial Statements	4

Condensed Consolidated Balance Sheets – September 30, 2025 (unaudited) and December 31, 2024	5

Condensed Consolidated Statements of Operations for the three and nine months ending September 30, 2025 and 2024 (unaudited)	6

Condensed Consolidated Statement of Changes in Stockholders’ Equity (deficit) for the three and nine months ending September 30, 2025 and 2024 (unaudited)	7

Condensed Consolidated Statements of Cash Flows for the nine months ending September 30, 2025 and 2024 (unaudited)	9

Notes to Unaudited Condensed Consolidated Financial Statements	10

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	26

Item 4 – Controls and Procedures	27

PART II — OTHER INFORMATION	28

Item 1 – Legal Proceedings	28

Item 1A – Risk Factors	28

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3 – Defaults upon Senior Securities	28

Item 4 – Mine Safety Disclosures	28

Item 5 – Other Information	28

Item 6 – Exhibits	28

Exhibit Index	28

SIGNATURES	29

2

CITRINE GLOBAL, CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2025

3

CITRINE GLOBAL, CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2025

U.S. DOLLARS IN THOUSANDS

CITRINE GLOBAL, CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	7	1
Prepaid expenses	94	108
Other current assets	60	31
Total Current assets	161	140

Non-current assets
Investments valued under the measurement alternative	831	1,263
Property and equipment, net	353	217
Total non-current assets	1,184	1,480
Total assets	1,345	1,620

Liabilities and Stockholders’ Deficit
Current liabilities
Short term loans	292	181
Short term loan – related party	219	-
Accounts payable	19	22
Accounts payable – related parties	321	324
Accrued compensation – related parties	2,784	2,465
Accrued expenses	877	612
Total current liabilities	4,512	3,604

Non-current liability

Related parties	711	711

Total liabilities	5,223	4,315

Stockholders’ Deficit
Common stock, par value $0.0001 per share, 1,500,000,000 shares authorized at September 30, 2025 and December 31, 2024; 1,234,185,009 and 1,044,074,409 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	123	104
Additional paid-in capital	28,988	27,053
Stock to be issued	72	1,836
Accumulated deficit	(33,133)	(31,805)
Accumulated other comprehensive income	72	117
Total stockholders’ deficit	(3,878)	(2,695)
Total liabilities and stockholders’ deficit	1,345	1,620

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

CITRINE GLOBAL, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(U.S. dollars in thousands, except share and per share data)

	Nine months ending		Three months ending
	September 30		September 30
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)

Research and development expenses	(31)	-	(31)	-
Research and development expenses – related parties	(178)	-	(115)	-
Marketing, general and administrative expenses – related parties	(519)	(657)	(202)	(114)
Marketing, general and administrative expenses	(104)	(273)	(29)	(149)
Operating loss	(832)	(930)	(377)	(263)
Financing expenses, net:
Expenses related to convertible loan terms	-	(135)	-	(101)
Fair value measurement of the IBOT options and impairment of Nanomedic investments	(432)	(747)	-	-
Other financing expenses, net	(63)	(70)	(9)	(16)
Financing income (expenses), net	(495)	(952)	(9)	(117)

Net loss attributable to common stockholders	(1,327)	(1,882)	(386)	(380)

Loss per common stock (basic and diluted)	*	*	*	*

Basic weighted average number of shares of common stock outstanding	1,107,444,609	1,029,178,491	1,234,185,009	1,044,074,409

Comprehensive loss:
Net loss	(1,327)	(1,882)	(386)	(380)
Other comprehensive income loss attributable to foreign currency translation	(45)	14	(30)	(10)
Comprehensive loss	(1,372)	(1,868)	(356)	(390)

*	Represents an amount less than $0.01 per common stock.

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

CITRINE GLOBAL, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(U.S. dollars in thousands, except share and per share data)

	Common stock		Additional paid-in	Stock to be	Accumulated	Accumulated other comprehensive	Total stockholders’
	Stock	Amount	capital	issued	deficit	income	deficit
BALANCE AT DECEMBER 31, 2024	1,044,074,409	104	27,053	1,836	(31,805)	117	(2,695)
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED MARCH 31, 2025:
Issuance of shares under share and warrants purchase agreement	-	-	-	138	-	-	138
Share based compensation	-	-	31	-	-	-	31
Other comprehensive income	-	-	-	-	-	16	16
Net loss for the period	-	-	-	-	(267)	-	(267)
BALANCE AT MARCH 31, 2025 (unaudited)	1,044,074,409	104	27,084	1,974	(32,072)	133	(2,777)

Share based compensation	-	-	16	-	-	-	16
Other comprehensive loss	-	-	-	-	-	(92)	(92)
Net loss for the period	-	-	-	-	(675)	-	(675)
BALANCE AT JUNE 30, 2025 (unaudited)	1,044,074,409	104	27,100	1,974	(32,747)	41	(3,528)
Issuance of shares	190,110,600	19	1,883	(1,902)	-	-	-
Share based compensation	-	-	5	-	-	-	5
Other comprehensive income	-	-	-	-	-	31	31
Net loss for the period	-	-	-	-	(386)	-	(386)
BALANCE AT SEPTEMBER 30, 2025 (unaudited)	1,234,185,009	123	28,988	72	(33,133)	72	(3,878)

*	Represents amount less than $1 thousand

The accompanying notes are an integral part of the condensed consolidated financial statements.

CITRINE GLOBAL, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(U.S. dollars in thousands, except share and per share data)

	Common stock		Additional paid-in	Stock to be	Accumulated	Accumulated other comprehensive	Total stockholders’
	Stock	Amount	capital	issued	deficit	income	deficit
BALANCE AT DECEMBER 31, 2024	973,704,039	97	25,359	1,458	(29,507)	118	(2,475)
CHANGES DURING THE PERIOD OF THREE MONTHS ENDING MARCH 31, 2024:
Issuance of shares under share purchase agreement	70,370,370	7	1,400	(1,407)	-	-	-
Share based compensation	-	-	91	-	-	-	91
Other comprehensive income	-	-	-	-	-	9	9
Net loss for the period	-	-	-	-	(252)	-	(252)
BALANCE AT MARCH 31, 2024 (unaudited)	1,044,074,409	104	26,850	51	(29,759)	127	(2,627)
Share based compensation	-	-	82	-	-	-	82
Convertible component in convertible notes classified as equity			13				13
Other comprehensive income	-	-	-	-	-	15	15
Net loss for the period	-	-	-	-	(1,250)	-	(1,250)
BALANCE AT JUNE 30, 2024 (unaudited)	1,044,074,409	104	26,945	51	(31,009)	142	(3,767)
Share based compensation	-	-	62	-	-	-	62
Proceeds on account of shares not yet issued	-	-	-	21	-	-	21
Other comprehensive income	-	-	-	-	-	(10)	(10)
Net loss for the period	-	-	-	-	(380)	-	(380)
BALANCE AT SEPTEMBER 30, 2024 (unaudited)	1,044,074,409	104	27,007	72	(31,389)	132	(4,074)

*	Represents amount less than $1 thousand

The accompanying notes are an integral part of the condensed consolidated financial statements.

CITRINE GLOBAL, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands, except share and per share data)

	Nine months ending
	September 30,
	2025	2024
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(1,327)	(1,882)
Adjustments to reconcile net loss to net cash used in operating activities:
Finance expenses, net		7
Financial expenses with respect to convertible notes and loans – related parties	42	135
Share based payment	52	235
Fair value adjustment of option to purchase IBOT shares	432	747
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	3	146
Accounts payable and accrued expenses – related parties	314	657
Accounts payable and accrued expenses	262	(75)
Net cash used in operating activities	(222)	(30)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and equipment	(114)	-
Net cash provided by investing activities	(114)	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term loan	-	50
Repayment of short-term loan	-	(48)
Proceeds under credit facilities, net	61
Proceeds on account of shares not yet issued	62	21
Proceeds from short-term loan – related party	219	-
Net cash provided by financing activities	342	23

Effect of exchange rates on cash and cash equivalents	(* )	(*)

Net decrease in cash and cash equivalents	6	(7)

CASH, CASH EQUIVALENTS AT BEGINNING OF PERIOD	1	7

CASH, CASH EQUIVALENTS AT END OF PERIOD	7	-

Supplemental disclosure of cash flow information:
Non-cash transactions:
Convertible component in convertible notes classified as equity	-	13

*	Represents amount less than $1 thousand

The accompanying notes are an integral part of the condensed consolidated financial statements.

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - GENERAL

Citrine Global, Corp. (DBA SkyTech Orion Global Corp.) (“Citrine Global” or the “Company”) was incorporated under the laws of the State of Delaware on May 26, 2010. The Company’s common stock is traded in the United States on the OTC market under the ticker symbol “CTGL.” On June 26, 2025, Citrine Global Corp. changed its name to SkyTech Orion Global Corp. in Delaware, reflecting its strategic focus on UAV and drone solutions.

On June 3, 2020 the Company established a wholly owned new Israeli subsidiary: CTGL – Citrine Global Israel Ltd, (the “Israeli Subsidiary”).

On August 20, 2020, the Israeli Subsidiary CTGL – Citrine Global Israel Ltd., Beezhome Technologies Ltd., a company owned and controlled by the Company’s Chief Executive Officer and Golden Holdings Neto Ltd., a company in which Ilan Ben-Ishay, a former director of the Company, holds shares, incorporated SkyTech Orion Ltd. (Previously named Cannovation Center Israel).

CTGL – Citrine Global Israel Ltd.(Israeli Subsidiary holds 60% of SkyTech Orion Ltd. shares, while each of Beezhome Technologies Ltd. and Golden Holdings Neto Ltd. holds 20% of its shares.

On May 13, 2025, the Israeli subsidiary Cannovation Center Israel Ltd. changed its name to SkyTech Orion Ltd.

On May 29, 2025, SkyTech Orion Ltd. executed the resolution to reallocate shares. Following this resolution, CTGL Citrine Global Israel Ltd. increased its holdings to 69.5% and Beezhome Technologies Ltd. to 29.5%, while Golden Holdings Finance’s stake in SkyTech Orion Ltd. was diluted to approximately 1%.

Financial support

On March 6, 2023 SkyTech Orion Ltd. (Previously named Cannovation Center Israel Ltd.( and S.R. Accord Ltd., an Israeli company (“Lender”), entered into an 18-month credit facility agreement (the “Credit Facility”) pursuant to which Lender has committed to fund SkyTech Orion Ltd. in an aggregate amount of NIS 3,000,000 (approximately $857,000), as needed. At the time of each draw down, SkyTech Orion Ltd. and Lender will determine the maturity date of the loan. All amounts drawn under the Credit Facility will bear interest at a monthly rate of 1.7%. SkyTech Orion Ltd. has the right to pre-pay the entire amount outstanding under the Credit Facility at any time. As security for any loans under the Credit Facility, SkyTech Orion Ltd. granted the Lender a first priority lien on its rights to the 125,000 sq ft (11,687 sq meters) of industrial land in Yeruham (see note 4(1) below). The lien will become effective only if SkyTech Orion Ltd. utilizes the Credit Facility. If the market value of the Premises is less than the amount outstanding under the Credit Facility, then Lender will be entitled to additional security including additional shares of Citrine Global common stock, on such terms and conditions as the parties may agree. As additional security for any payments due to Lender, Israeli Subsidiary, (ii) Beezhome and (iii) Netto Holdings, an unaffiliated entity under the partial control of Ilan Ben Ishay, a director on the board of SkyTech Orion Ltd., as well as each of Ms. Elharar Soffer and Mr. Ben Ishay in their personal capacities, have provided guarantees for the repayment of any amounts that may be owing to Lender under the Credit Facility. SkyTech Orion Ltd. has agreed to indemnify Ms. Elharar Soffer and Mr. Ben Ishay for any losses they incur as a result of the guarantee. As of September 2024, the Company renewed its short term loan with S.R. Accord Ltd. in the amount of approximately NIS 660,000 (approximately $176,000). As part of the renewal, Mr. Lior Asher signed as a personal guarantor, joining Ms. Ora Elharar Soffer as guarantor. In addition, the Company, its Israeli subsidiary CTGL – Citrine Global Israel Ltd., and Beezhome Technologies Ltd., a private company wholly owned by Ms. Ora Elharar Soffer, signed the agreement. While Neto Holdings Ltd. and Mr. Ilan Ben Ishay had originally undertaken to provide personal guarantees, they had not executed such guarantees as of that date. All collateral under the Credit Facility remained in place, including a first-priority lien over the SkyTech Orion Ltd.’s rights and the 125,000 sq. ft. (11,687 sq. meters) industrial parcel in Yeruham, Israel, as well as additional collateral intended to secure repayment of the loan and to cover any damage, debt, or obligation arising from the Credit Facility. The Company, together with CTGL – Citrine Global Israel Ltd. and SkyTech Orion Ltd., undertook to fully indemnify both Ms. Elharar Soffer and Mr. Lior Asher for any liability, damage, or loss that may result from their personal guarantees.

On March 31, 2025, the total amount of the short term loan was increased to NIS 1,000,000 (approximately $280,000), with all guarantees and collateral remaining in place.

In August 2025, SR Accord extended the credit facility agreement with SkyTech Orion Ltd. until March 31, 2027. The facility is supported by guarantees of CTGL Citrine Global Israel Ltd. and Citrine Global Corp., as well as personal guarantees signed by Ora Elharar-Soffer, the Company’s CEO, and Lior Asher, a director of SkyTech Orion Ltd.

With respect to the personal guarantees of Ora Elharar-Soffer and Lior Asher, SkyTech Orion Ltd., CTGL - Citrine Global Israel Ltd., and Citrine Global Corp. have confirmed, in line with prior Board resolutions, their undertaking to provide indemnification and comprehensive protections to the guarantors See also Note 6D below.

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

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q. In the opinion of management, the financial statements presented herein have not been audited by an independent registered public accounting firm but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the nine and three months ending September 30, 2025. However, these results are not necessarily indicative of results for any other interim period or for the year ending December 31, 2024.

Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ending December 31, 2024.

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

New accounting pronouncement

In September 2025, the FASB issued ASU 2025-06 “Targeted Improvements to the Accounting for Internal-Use Software”. The ASU removes all references to software development stages throughout ASU 350-40. Therefore, under the ASU, an entity will be required to start capitalizing software costs when management has authorized and committed to funding the software project, and it is probable that the project will be completed, and the software will be used to perform the function intended (‘probable-to-complete’ recognition threshold). In applying the probable-to-complete recognition threshold, an entity is required to consider whether there is significant uncertainty associated with the development activities of the software. The ASU is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual periods. The ASU allows adoption either on a prospective basis, a modified prospective approach or a retrospective approach. The Company is in the process of evaluating the effect of this ASU.

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

The following table presents the Company’s stock option activity for employees and directors of the Company for the year ending September 30, 2025:

	Number of Options	Weighted Average Exercise Price ($)
Outstanding at December 31, 2024	121,351,132	0.026
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at September 30, 2025	121,351,132	0.026
Number of options exercisable at September 30, 2025	121,351,132	0.026

The stock options outstanding as of September 30, 2025, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options vested
$	As of September 30, 2025
0.0011	46,762	-	46,762
0.02	41,237,350	-	41,237,350
0.022	47,128,400	-	47,128,400
0.05	32,938,620	-	32,938,620
	121,351,132		121,351,132

Compensation expense recorded by the Company in respect of its stock-based compensation awards for the nine and three months ending September 30, 2025 were $52 thousand and $5 thousand, respectively, and are included in General and Administrative expenses in the Statements of Operations.

As of September 30, 2025, there was $0 of total unrecognized compensation cost related to non-vested options.

The aggregate intrinsic value of the awards outstanding as of September 30, 2025 is $0. These amounts represent the total intrinsic value, based on the Company’s stock price of $0.0115 as of September 30, 2025, less the weighted average exercise price.

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 4 – RELATED PARTIES

A.	Transactions and balances with related parties

	Nine months ending September 30		Three months ending September 30
	2025	2024	2025	2024
	U.S. dollars (in thousands)

Research and development expenses:
Directors compensation and fees to officers	178	-	115	-

General and administrative expenses:
Directors compensation and fees to officers (*)	519	657	202	114
(*) Share based compensation	51	235	4	62

Financing expenses (income), net:
Expenses (income) related to convertible loan terms	-	135	-	101

B.	Balances with related parties:

	As of September 30,	As of December 31,
	2025	2024
	U.S. dollars	(in thousands)
Current Liabilities:
Accounts payable	321	324
Accrued compensation	2,784	2,465
	3,105	2,789
Non-current Liabilities:
Related parties	711	711

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 5 –EVENTS DURING AND AFTER THE REPORTING PERIOED

A.	During 2024 and early 2025, the Company and its subsidiaries entered into a series of consulting and investment agreements with Mr. Lior Asher, acting personally and through Deer Light Ltd. The agreements are summarized below:

●	On September 1, 2024, Deer Light Ltd entered into consulting agreements with the Company and its subsidiaries. Under these agreements, Deer Light Ltd is engaged to provide strategic planning, business development, innovation scouting, funding facilitation, and project management services. The total monthly retainer fees under these agreements amount to USD 11,000 (plus VAT), as detailed below:

- $2,500 per month from the Company

- $3,500 per month from CTGL Citrine Global Israel Ltd.

- $5,000 per month from SkyTech Orion Ltd. (Previously named Cannovation Center Israel Ltd.).

However, all payments under these agreements are deferred until the earlier of: (i) the listing of Citrine Global Corp (DBA SkyTech Orion Global Corp.) on a recognized U.S. stock exchange; (ii) successful fundraising of at least USD2.5 million from external sources; or (iii) the Company achieving positive operational cash flow, confirmed by the board of directors (“Payment Event”).

In addition to cash compensation, the Company may award equity-based compensation under future equity incentive plans, subject to board approval. One such equity grant was approved by the Company, granting options to purchase 41,762,976 common shares, with a two -year vesting schedule and 50% acceleration upon uplisting. As of this report, the options not been issued yet.

●	On January 7, 2025, Deer Light Ltd signed an investment agreement with Citrine Global Corp, under which it committed to invest $138,000 in exchange for 13.7 million common shares and warrants to purchase an additional 13.7 million shares at an exercise price of $0.01 per share. The warrants are exercisable by December 31, 2025, or upon uplisting to a national stock exchange, whichever comes first. The investment is to be completed no later than March 15, 2025, and may be partially executed through direct supplier payments. As of September 30, 2025, the entire amount was remitted to the Company.

B.	Government Grant to SkyTech Orion

On January 12, 2025, SkyTech Orion Ltd., the Israeli subsidiary of CTGL - Citrine Global., received official notification from the Israeli Ministry of Economy and Industry that it had been awarded a government grant in the amount of NIS 12.5 million (approximately USD 3.4 million). The grant, in the amount of NIS 12.5 million (approximately USD 3.4 million), is structured as reimbursements of approximately 37.5% of the Company’s eligible expenses, including construction, equipment, services, and other costs submitted in connection with the establishment of the SkyTech Innovation and Production Center. The grant was awarded as part of a national strategic program supporting the defense sector. The funds are designated for the establishment of the SkyTech Innovation and Production Center in the city of Yeruham, Israel, on land that had previously been allocated to the subsidiary by the State of Israel as part of a prior grant for the construction of an Operational Innovation Center. This new grant is in addition to the prior allocation and supports the construction of approximately 5,000 square meters of facilities on the 11.7-dunam (about 2.89 acres) plot. The Center will include assembly lines, R&D laboratories, testing facilities, and an advanced production system focused on developing and manufacturing defense-grade UAV and drone solutions.

C. On April 8, 2025, in accordance with the grant requirements, a digital bank guarantee in the amount of NIS 625,000 (approximately $187,000) was issued by Bank Mizrahi. The guarantee is backed by an unlimited personal guarantee from Ms. Ora Elharar Soffer and a limited personal guarantee from Mr. Meir Aharon, who, through his consulting and construction company, has been engaged to build the SkyTech Center in Yeruham.

D. On March 31, 2025, SkyTech Orion Ltd. increased the credit facility originally entered into in March 2023 with S.R. Accord Ltd. to a total amount of NIS 1,000,000 (approximately $280,000). In accordance with the framework agreement with S.R. Accord, the facility was supported by formal signatures from the following entities: Citrine Global Corp., CTGL - Citrine Global Israel Ltd., SkyTech Orion Ltd., and Beezhome Technologies Ltd., a private company wholly owned by Ms. Ora Elharar Soffer. In addition, personal guarantees were provided by Ms. Ora Elharar Soffer and Mr. Lior Asher, and the Company together with its affiliates undertook to provide full indemnification to the guarantors for any liability that may arise from the personal guarantee.

CITRINE GLOBAL, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 5 –EVENTS DURING AND AFTER THE REPORTING PERIOED

E. On May 13, 2025, the Israeli subsidiary Cannovation Center Israel Ltd changed its name to SkyTech Orion Ltd.

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

H. On September 29, 2025 Mr Lior Asher was appointed Director at SkyTech Orion Global Corp. in addition to him serving as director in the Israeli subsidiaries.

I.	During the period, the Company’s Board of Directors approved the granting of bonuses to the Company’s officers and external consultants, in a total amount of approximately $126 thousand. The bonuses were granted as consideration for professional services, management efforts, the preparation and submission of the financial reports, support of the changes in the Company’s operations, and additional actions performed.

As the Company’s cash flow position did not allow for cash payments, and in accordance with the terms approved at the time the obligations were incurred, the consideration is being settled through the issuance of the Company’s common shares at a price of $0.001 per share. This price reflects the share price during an extended period in which no material trading activity occurred, corresponding to the period in which the underlying obligations were established.

The total consideration represents the issuance of approximately 126 million common shares, allocated proportionally among all eligible recipients based on the value of services and compensation approved for each party. In addition, all eligible recipients were granted the option to receive the consideration in cash at a future date, subject to the completion of a capital raise and approval by the Board of Directors.

The portion of the total amount attributable to the Company’s officers is as follows:

●	Ora Elharrar-Soffer – $50,000
●	Ilanit Halperin – $20,000
●	Lior Asher – $20,000
●	David Kretzmer – $5,000

The remaining amount relates to consultants who supported the Company’s activities.

NOTE 6 –SEGMENT INFORMATION

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

Forward-looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws, and is subject to the safe-harbor created by such Act and laws. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other variations thereon or comparable terminology. The statements herein and their implications are merely predictions and therefore inherently subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results, performance levels of activity, or our achievements, or industry results to be materially different from those contemplated by the forward-looking statements. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under the heading “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ending December 31, 2024 as filed with the Securities and Exchange Commission, or the SEC, on August 31, 2025. Readers are also urged to carefully review and consider the various disclosures we have made in that report. As used in this quarterly report, the terms “we”, “us”, “our”, the “Company” and “Citrine” mean Citrine Global, Corp. (DBA SkyTech Orion Global Corp.) renamed SkyTech Orion Global Corp. in June 2025 in Delaware and our consolidated subsidiaries, including our wholly-owned subsidiary, CTGL-Citrine Global Israel Ltd. and to our partially owned subsidiary SkyTech Orion Ltd. (Previously named Cannovation Center Israel Ltd. and renamed SkyTech Orion Ltd. in May 2025) unless otherwise indicated or as otherwise required by the context.

Overview

This summary highlights selected information contained elsewhere in this report and does not contain all the information that you should consider before making your investment decision. Before investing in our common stock, you should carefully read this entire report, including the information set forth under the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this report and our consolidated financial statements and the accompanying notes included in this report. Except as otherwise indicated herein or as the context otherwise requires, references in this report to “Citrine Global,” the “Company,” “we,” “us,” and “our” refer to Citrine Global, Corp. (DBA SkyTech Orion Global Corp.) renamed SkyTech Orion Global Corp in June 2025 and our consolidated subsidiaries, including our wholly-owned subsidiary, CTGL-Citrine Global Israel Ltd. and to our partially owned subsidiary SkyTech Orion Ltd. (Previously named Cannovation Center Israel Ltd. and renamed SkyTech Orion Ltd. in May 2025). For the avoidance of doubt, throughout this report references to “Citrine Global, Corp.” or “SkyTech Orion Global Corp.” (also referred to as “SkyTech Global” or “SkyTech”) mean the U.S. public company, while references to “Cannovation Center Israel Ltd.,” “SkyTech Orion Ltd.” or “SkyTech Israel” mean the Company’s Israeli subsidiary. The use of these names reflects historical name changes and customary commercial usage, and all should be interpreted as referring to the Company and its consolidated group, as applicable.

Management Update and Business Review

Citrine Global Corp. (DBA SkyTech Orion Global Corp.) reports that the Company has formally changed its corporate name in the State of Delaware to SkyTech Orion Global Corp. and is currently completing the corresponding name-change procedures with FINRA.

Executive Summary – Management Overview

As previously described, during 2024–2025 we emerged from a challenging period for the Company, for Israel, and for the global environment in which we operate, following the events of October 7, 2023 and the resulting war, which significantly affected the Israeli economy and the activities of our subsidiaries CTGL Citrine Global Israel Ltd. (wholly owned) and SkyTech Orion Ltd. (69.5% owned). During this period, we conducted a comprehensive strategic review of all our assets, teams, and capabilities across the U.S. and Israel.

Based on this assessment, we made a strategic decision not merely to continue our operations, but to transform the Company’s vision, structure, and activities to align with the developing global defense, unmanned systems, and advanced drone markets. This process resulted in the Company’s transition from activities in the health and wellness sector to one of the fastest-growing fields worldwide: unmanned systems and defense-grade drone technologies, a market valued at approximately $42 billion in 2025 and expected to exceed $186 billion by 2034.

We developed the SkyTech Replicator™, a modular, multi-mission drone platform based on a single Core Unit and our proprietary Click & Fly™ mechanism, enabling rapid mission reconfiguration and real-time adaptation for defense and dual-use applications. In parallel, we filed multiple patent applications in the United States and Israel relating to our Multi-Domain Robotics Framework and our modular systems for air, land, and sea operations.

To support industrial scalability, we created the Replication Manufacturing Method, enabling rapid replication of production lines using advanced manufacturing and 3D-printing technologies, in collaboration with Stratasys, a global leader in additive manufacturing. Furthermore, our Israeli subsidiary, SkyTech Orion Ltd., was recognized by the Israeli government and awarded a multi-million-dollar grant to establish SkyTech Center Israel, a national innovation and production center for drones, unmanned systems, and defense technologies in the city of Yeruham.

We operate through a dual-nation structure, integrating U.S. and Israeli capabilities in innovation, engineering, manufacturing, and regulatory alignment. This structure provides strategic advantages, including access to U.S. and Israeli defense channels, eligibility for government programs, and full NDAA-compliant supply-chain capabilities. As part of our expansion, we are establishing assembly centers in both Israel and the United States to begin production of thousands of units in early 2026.

During the quarter, following the publication of the previous financial statements, we completed a highly significant step for the Company by graduating from the Pink Sheets to the OTCQB market, a move that contributed materially to restoring public and investor confidence in the Company and strengthening the stability of our stock.

We are currently leading a strategic capital raise to support international expansion, broaden our production capabilities, and prepare for an uplist to the NASDAQ stock exchange. Our commitment remains focused on innovation, disciplined financial management, operational efficiency, and long-term value creation.

SkyTech Orion Ltd.

Description of Business:

➢	Equity Interest – 100% in CTGL Citrine Global Israel Ltd.

The Company holds 100% of the equity in CTGL Citrine Global Israel Ltd.

➢	Equity Interest – 69.5% in SkyTech Orion Ltd. (Previously named Cannovation Center Israel Ltd.)

Through its wholly owned subsidiary, CTGL Citrine Global Israel Ltd., the Company holds a 69.5% equity interest in SkyTech Orion Ltd.

➢

Real Property Asset – Land in Yeruham, Israel (11,687 sqm / 125,000 sq. ft.)

In February 2022, SkyTech Orion Ltd. (Previously named Cannovation Center Israel Ltd.) acquired approximately 11,687 square meters of industrial land in Yeruham, southern Israel, under a Development Agreement with the Israel Lands Authority (“ILA”). The agreement requires development within four years (with possible extensions subject to ILA approval). Upon completion, SkyTech Orion Ltd. will be granted a 49-year renewable lease, considered equivalent to ownership rights under Israeli public land law. The property is designated for the establishment of an Operational Innovation Center.

➢	Government Grant – NIS 12.5 million (approximately USD 3.4 million)

On January 12, 2025, SkyTech Orion Ltd. (Previously named Cannovation Center Israel Ltd.), the Company’s Israeli subsidiary, received official notification from the Israeli Ministry of Economy and Industry that it had been awarded a government grant in the amount of NIS 12.5 million (approximately USD 3.4 million).

The grant, awarded as part of a national strategic defense program, is designated for the establishment of the SkyTech Innovation and Production Center in Yeruham, Israel. The planned facility will cover approximately 5,000 square meters on SkyTech Orion Ltd.’s 11.7-dunam (2.89-acre) industrial plot and will include assembly lines, R&D laboratories, testing facilities, and advanced production systems for defense-grade UAV and drone solutions.

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

Strategic Shift – Entry into Defense & UMS (Unmanned Systems) and Drone Industry

On January 12, 2025, the Company was officially selected by the Government of Israel to lead a flagship national project in the military UMS and drone sector. SkyTech Orion Ltd. was chosen from among numerous applicants competing for inclusion in this strategic program, following a comprehensive government selection process.

As part of this designation, SkyTech Orion Ltd. was awarded a development grant of NIS 12.5 million (approximately $3.4 million) by the Israeli Ministry of Economy one of the largest grants granted under the government’s national defense and innovation initiatives. In addition to the grant, SkyTech Orion Ltd. was approved for a range of complementary benefits, including corporate tax incentives, employment and training support, import/export facilitation, and regulatory guidance designed to accelerate the establishment and expansion of the SkyTech Center.

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

SkyTech Orion Global – U.S. Operations and Compliance

As part of its global expansion strategy, the Company is also establishing additional assembly and manufacturing centers worldwide. A U.S.-based production and assembly center is already under evaluation, aligned with U.S. defense procurement policies and regulatory frameworks.

During the reporting period, the Company expanded its operations in the United States and leased workspace in San Diego, California, including laboratories and professional consulting services.

These facilities provide the Company with access to testing environments, prototype development capabilities, engineering services, and technical support required for the development, integration, and testing in the U.S. of the SkyTech Replicator™ modular drone platform.

The San Diego site also serves as an initial base for preparing the establishment of production lines and for expanding technological and defense-related collaborations in the U.S. market.

The Company is simultaneously working to comply fully with the regulatory requirements applicable to unmanned systems in the United States, including compliance with NDAA (National Defense Authorization Act) standards, which require a supply chain approved by U.S. defense authorities and free of Chinese components — particularly in the defense and drone sectors.

Accordingly, the Company has developed for the SkyTech Replicator™ a supply chain based on components that meet NDAA requirements and U.S. Army approvals, which provides a significant advantage and enables a more efficient, rapid, and secure regulatory process. The Company continues to advance these approval processes.

In addition, the Company is working to comply with FAA guidelines, including safety regulations, Remote ID requirements, and other aviation-related standards applicable to unmanned systems.

The Company also plans to expand regulatory alignment and certification processes in Israel, Europe, and additional countries.

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

The SkyTech ReplicatorTM Modular Drone Platform – Developed for Defense SkyTech Orion Global has developed the SkyTech Replicator™, a modular, multi-mission drone platform that represents a true technological revolution in the unmanned systems field.

Built around a single Core Unit, the Replicator introduces groundbreaking modular architecture that enables rapid mission reconfiguration through our proprietary “Click & Fly™” mechanism. This capability allows soldiers and operators to swap SkyTech Replicator Smart Arms, batteries, and payloads within seconds and without tools, thus adapting the same platform for a wide range of missions, including day and night reconnaissance, loitering/attack drone operations, logistics, and other tactical missions in real time.

The company engineered the SkyTech Replicator™ system with a deep operational understanding of battlefield needs, combining flexibility, reliability, and readiness for industrial-scale production. All components are sourced in full compliance with NDAA and Western defense standards, ensuring secure and non-restricted deployment for allied markets.

Replication Manufacturing Method – Innovative Manufacturing and Industrial Scalability

Following the growing global demand for the production of millions of small drones, the company has developed a truly unique manufacturing method: the Replication Manufacturing Method, an industrial approach that enables rapid replication of production lines and integration centers anywhere in the world, while maintaining uniform quality, standardization, and control.

The method is based on advanced manufacturing technologies and 3D printing, in collaboration with Stratasys, a global leader in Additive Manufacturing solutions, whose materials are approved for defense and industrial use. This collaboration allows us to establish a scalable manufacturing infrastructure that is expandable, replicable, and operational in any country and at any stage, in accordance with security and regulatory requirements.

Operations & Regulatory Compliance

During the reporting period, the Company expanded its operations in the United States and leased workspace in San Diego, California, including laboratories and professional consulting services.

These facilities provide the Company with access to testing environments, prototype development capabilities, engineering services, and technical support required for the development, integration, and testing in the U.S. of the SkyTech Replicator™ modular drone platform.

The San Diego site also serves as an initial base for preparing the establishment of production lines and for expanding technological and defense-related collaborations in the U.S. market.

The Company is simultaneously working to comply fully with the regulatory requirements applicable to unmanned systems in the United States, including compliance with NDAA (National Defense Authorization Act) standards, which require a supply chain approved by U.S. defense authorities and free of Chinese components — particularly in the defense and drone sectors.

Accordingly, the Company has developed for the SkyTech Replicator™ a supply chain based on components that meet NDAA requirements and U.S. Army approvals, which provides a significant advantage and enables a more efficient, rapid, and secure regulatory process. The Company continues to advance these approval processes.

In addition, the Company is working to comply with FAA guidelines, including safety regulations, Remote ID requirements, and other aviation-related standards applicable to unmanned systems.

The Company also plans to expand regulatory alignment and certification processes in Israel, Europe, and additional countries.

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

The Company operates in Israel through its subsidiaries CTGL Citrine Global Israel Ltd., and SkyTech Orion Ltd. (Previously named Cannovation Center Israel Ltd.).

As part of this strategic redirection, we are aligning our U.S. corporate platform with SkyTech’s Israeli operations to create a seamless U.S.–Israel bridge for dual-national activity in the field of unmanned aerial systems (UAS), drones, and related defense technologies.

Israel and Yeruham – Strategic Innovation Hub for UAV and Drone Technologies

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

The Company chose to anchor its UMS and drone and drone operations in Israel for the following strategic reasons:

●	The Company’s headquarters, executive leadership, and strategic partners are based in Israel, with longstanding operational experience and an extensive network of collaborations with universities, labs, startups, and defense-related entities.
●	Israel recognizes the UAV and drone sector as a critical national priority, particularly in light of the ongoing war and evolving security threats. The government has identified the need for locally developed and manufactured unmanned systems as a strategic imperative — ensuring operational independence, rapid deployment, and reduced reliance on foreign supply chains.
●	As part of this national strategy, there is an increasing emphasis on using Western-approved components to ensure compatibility with allied defense standards, support international cooperation, and eliminate dependency on non-compliant or restricted-origin technologies.
●	Israel has an advanced regulatory and operational environment that supports the rapid development, testing, and deployment of unmanned systems, particularly those intending for defense and dual-use purposes.
●	The Israeli government actively promotes industrial and defense innovation through grants for equipment, tax benefits, employment incentives, and dedicated programs for priority regions such as Yeruham, where the Company is establishing its innovation and production center.
●	In alignment with this vision, the Company owns government-backed industrial land in Yeruham, southern Israel, on which it is building a dedicated Operational Innovation and Production Center for UMS and drone development, assembly, testing, and commercialization, designed to serve both domestic and international defense markets.

National Prioritization and Yeruham as a Strategic Location

SkyTech Orion Ltd. is building its UMS & Drone innovation and production center on company-owned land in the city of Yeruham, a region officially designated by the Israeli government as a strategic national priority zone for the development of UAV and drone technologies. Yeruham is emerging as a national hub for unmanned systems innovation, development, and defense solutions.

This designation provides operating companies with extensive government-backed benefits, including:

●	Capital investment grants
●	Tax incentives and employment support programs
●	Streamlined infrastructure and permitting processes
●	Access to government procurement channels and joint development programs

Geographic and operational advantages of Yeruham include low population density, open airspace, and proximity to military zones, making it ideal for real-time testing, production, and training for UAV solution.

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

By establishing its operations in Yeruham, SkyTech Orion Ltd. is strategically leveraging the unique combination of government incentives, national defense priorities, geographic advantages, and access to talent and infrastructure, positioning the Company as a leader in both the Israeli and global UAV and drone markets.

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

Regulatory Environment –in the Defense UAV Sector

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

In parallel, the Company is developing drone and UAV platforms based solely on certified, Western-approved components, in accordance with applicable international and U.S. defense compliance protocols. This approach ensures compatibility with future expansion into U.S. and NATO markets and aligns with evolving Western regulations prohibiting the use of Chinese-origin components in sensitive defense systems.

The Company is currently advancing the regulatory and certification processes required to enter these markets.

During the reporting period, the Company expanded its operations in the United States and leased workspace in San Diego, California, including laboratories and professional consulting services.

These facilities provide the Company with access to testing environments, prototype development capabilities, engineering services, and technical support required for the development, integration, and testing in the U.S. of the SkyTech Replicator™ modular drone platform.

The San Diego site also serves as an initial base for preparing the establishment of production lines and for expanding technological and defense-related collaborations in the U.S. market.

1 Grandview Research, Feb 2025, Drone Market To Reach $163.60 Billion By 2030 | Research and Markets, May 2025, Drones as a Service Market Forecast Report 2025-2030

2 Markets & Markets, April 2025, Small Drones Market Size 2025-2030

The Company is simultaneously working to comply fully with the regulatory requirements applicable to unmanned systems in the United States, including compliance with NDAA (National Defense Authorization Act) standards, which require a supply chain approved by U.S. defense authorities and free of Chinese components — particularly in the defense and drone sectors.

Accordingly, the Company has developed for the SkyTech Replicator™ a supply chain based on components that meet NDAA requirements and U.S. Army approvals, which provides a significant advantage and enables a more efficient, rapid, and secure regulatory process. The Company continues to advance these approval processes.

In addition, the Company is working to comply with FAA guidelines, including safety regulations, Remote ID requirements, and other aviation-related standards applicable to unmanned systems.

The Company also plans to expand regulatory alignment and certification processes in Israel, Europe, and additional countries.

Regulatory Compliance for SkyTech Center

We acquired approximately 125,000 sq. ft. (11,687 sqm) of industrial land in the south of Israel, designated for the development of the SkyTech Center. The planned 65,000 sq. ft. (~5,800 sqm) facility will include advanced manufacturing spaces, logistics and distribution areas, import/export infrastructure, office space, a training and conference center, and a visitor complex for international partners.

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

Properties

The address of our primary executive office is #3 Bethesda Metro Center, Bethesda, Md 20814.

Our website addresses are www.citrine-global.com and www.skytech-global.com

Through our subsidiary SkyTech Orion Ltd. (Previously named Cannovation Center Israel Ltd.) (, in February of 2022, we completed the acquisition of 125,000 sq ft (11,687 sq meters), or approximately three acres, of industrial land in Yeruham, a city in southern Israel, to build the Green Vision Center Israel with Israeli government’s support. Under the Development Agreement entered into with the Israel Lands Authority (“ILA”), SkyTech Orion Ltd. will build and develop the Green Vision Center in accordance with by the time frames, terms and conditions of the agreement. Typically, the initial time frame for completing the development is four (4) years, subject to extensions that the ILA may approve. Upon completion of the development within the time frames and other requirements specified in the Development Agreement, then SkyTech Orion Ltd. will be entitled subject to Israeli law to long term lease agreement (49 years) to the land (equivalent to ownership rights as most of the land in Israel is government owned and when marketed usually the developers are granted with development/long lease rights). Our subsidiary, SkyTech Orion Ltd., holds title to the land under the Development Agreement. As part of our strategic focus on the botanical wellness and pharma sector, we plan to establish an Operational Production and Innovation Center dedicated to the development, manufacturing, and commercialization of plant-based wellness and pharma products.

Intellectual Property and Patents

The development of the SkyTech Replicator™ system is carried out under SkyTech Orion Global Corp in the United States, which will establish and regulate all required arrangements between the parent company and the subsidiary in Israel.

The U.S. company will serve as the base for commercial and regulatory activity in the United States, including sales to U.S. defense entities, sales to additional countries through the U.S., as well as manufacturing in the U.S. and in other countries, as determined by the Company’s management and according to regulatory and business considerations.

If required, the subsidiary in Israel will be able to manufacture for use in Israel and for additional countries, including direct sales, all in accordance with the Company’s policy, needs, and management decisions.

Patents

Several patent applications have been filed relating to the modular technology of the SkyTech Replicator™ system, the modular system as a whole, and the core ideas underlying it.

The inventions and concepts described in these applications originate from the work, development, and initiative of Ms. Ora Elharar-Soffer, the Company’s CEO and Chairwoman, who is listed as the inventor.

The intellectual property is used as part of the Company’s product development and commercial initiatives.

The structure of the Company’s use of the intellectual property, including matters related to the arrangements with Ms. Elharar-Soffer, is in the process of being formulated and will be set out in an agreement to be executed and approved between the parties, in accordance with the Company’s needs and the parties’ decisions.

Significant Events

On January 7, 2025, Deer Light Ltd signed an investment agreement with Citrine Global Corp. (DBA SkyTech Orion Global Corp.) (the “Company”) (Renamed SkyTech Orion Global Corp. On June 2025) under which it committed to invest USD 138,000 in exchange for 13.7 million common shares and warrants to purchase an additional 13.7 million shares at an exercise price of $0.01 per share. The warrants are exercisable by December 31, 2025, or upon uplisting to a national stock exchange, whichever comes first. The investment is to be completed no later than March 15, 2025, and may be partially executed through direct supplier payments. As of March 2025, the investment has been fully completed.

On January 12, 2025, SkyTech Orion Ltd. (Previously named Cannovation Center Israel Ltd.), the Israeli subsidiary of Citrine Global Corp. (DBA SkyTech Orion Global Corp.) ), received official notification from the Israeli Ministry of Economy and Industry that it had been awarded a government grant in the amount of NIS 12.5 million (approximately USD 3.4 million). The grant, in the amount of NIS 12.5 million (approximately USD 3.4 million), is structured as reimbursements of approximately 37.5% of SkyTech Orion Ltd.’s eligible expenses, including construction, equipment, services, and other costs submitted in connection with the establishment of the SkyTech Innovation and Production Center. The grant was awarded as part of a national strategic program supporting the defense sector. The funds are designated for the establishment of the SkyTech Innovation and Production Center in the city of Yeruham, Israel, on land that had previously been allocated to the subsidiary by the State of Israel as part of a prior grant for the construction of an Operational Innovation Center. This new grant is in addition to the prior allocation and supports the construction of approximately 5,000 square meters of facilities on the 11.7-dunam (about 2.89 acres) plot. The Center will include assembly lines, R&D laboratories, testing facilities, and an advanced production system focused on developing and manufacturing defense-grade UAV and drone solutions. As noted,

On January 23, 2025, a shareholders’ meeting of SkyTech Orion Ltd. (Previously named Cannovation Center Israel Ltd.)was held with the participation of all shareholders: CTGL Citrine Global Israel Ltd., holding 60% (a subsidiary of Citrine Global Corp., Beezhome Technologies Ltd. (owned by Ms. Ora Elharar Soffer, SkyTech Orion Ltd. CEO), holding 20%, and Golden Holdings Finance, holding 20%. All shareholders were given the opportunity to support SkyTech Orion Ltd. , including by providing personal guarantees for existing loans as well as for obligations under the government grant. CTGL Citrine Global Israel Ltd. expressed its support, and Beezhome Technologies Ltd., through its owner and SkyTech Orion Ltd.’s CEO, Ms. Ora Elharar Soffer, personally signed guarantees in connection with the existing loans and the government grant commitments, thereby providing the direct backing required to advance SkyTech Orion Ltd. activities. On 29 May 2025 after the period granted to Golden Holdings Finance had passed, and since it did not provide any support or personal guarantees, SkyTech Orion Ltd. executed the resolution. Pursuant to this resolution, new shares were allocated to CTGL Citrine Global Israel Ltd., increasing its holdings to 69.5%, and to Beezhome Technologies Ltd., increasing its holdings to 29.5%. As a result, the holdings of Golden Holdings Finance in SkyTech Orion Ltd. (Previously named Cannovation Center Israel Ltd.(were diluted to approximately 1%.

On March 5, 2025, the Board approved a Directors & Officers (D&O) insurance policy with coverage of USD 3 million at an annual premium of USD 23,750.

On March 26, 2025, the Board approved to increase the share capital of SkyTech Orion Ltd. (Previously named Cannovation Center Israel Ltd.) and CTGL Citrine Global Israel Ltd.

On March 31, 2025, SkyTech Orion Ltd. (Previously named Cannovation Center Israel Ltd.)increased the credit facility originally entered into in March 2023 with S.R. Accord Ltd. to a total amount of NIS 1,000,000 (approximately $280,000).

In accordance with the framework agreement with S.R. Accord, the facility was supported by formal signatures from the following entities: Citrine Global Corp. (DBA SkyTech Orion Global Corp.) ), CTGL Citrine Global Israel Ltd., SkyTech Orion Ltd. (Previously named Cannovation Center Israel Ltd., and Beezhome Technologies Ltd., a private company wholly owned by Ms. Ora Elharar Soffer.

In addition, personal guarantees were provided by Ms. Ora Elharar Soffer and Mr. Lior Asher, and the Company together with its affiliates undertook to provide full indemnification to the guarantors for any liability that may arise from the personal guarantee.

On April 8, 2025, in accordance with the grant requirements, a digital bank guarantee in the amount of NIS 625,000 (approximately USD 187,000) was issued by Bank Mizrahi. The guarantee is backed by an unlimited personal guarantee from Ms. Ora Elharar Soffer and a limited personal guarantee from Mr. Meir Aharon, who, through his consulting and construction company, has been engaged to build the SkyTech Center in Yeruham.

On April 8, 2025, a contract was signed with M. Aharon Construction & Projects Ltd. for the construction of the concrete skeleton of the SkyTech Center in Yeruham. The agreement includes exclusivity subject to conditions, with price adjustments permitted in exceptional circumstances such as significant material cost increases or delays in permitting. Mr. Aharon committed to a personal guarantee and bank collateral, and the Company undertook to grant him the right of first refusal, a bonus for his commitment (including options), and full indemnification by Citrine Global, SkyTech Orion Ltd. (Previously named Cannovation Center Israel Ltd.), and CTGL.

On May 13, 2025, the Israeli subsidiary Cannovation Center Israel Ltd. changed its name to SkyTech Orion Ltd.

On June 19, 2025, the Board of Directors of SkyTech Orion Ltd., of which the Company, through its wholly-owned subsidiary CTGL Citrine Global Israel Ltd., holds 69.5% of the shares resolved that, in light of the personal exposure of Ms. Ora Elharar Soffer, the Company’s Chairwoman and CEO, who personally invests funds and is the only shareholder continuously supporting SkyTech Orion Ltd. by providing services, personal guarantees and financial resources, and also is the sole owner of BeezzHome Technologies Ltd. holding 29.5% of the shares of SkyTech Orion Ltd., shall be granted Anti-Dilution Protection with respect to its holdings in SkyTech Orion Ltd.

On June 26, 2025, Citrine Global Corp. changed its name to SkyTech Orion Global Corp. in Delaware, reflecting its strategic focus on UAV and drone solutions.

On September 29, 2025 Mr Lior Asher was appointed Director at SkyTech Orion Global Corp. in addition to him serving as director in the Israeli subsidiaries.

During the period, the Company’s Board of Directors approved the granting of bonuses to the Company’s officers and external consultants, in a total amount of approximately $126 thousand. The bonuses were granted as consideration for professional services, management efforts, the preparation and submission of the financial reports, support of the changes in the Company’s operations, and additional actions performed.

As the Company’s cash flow position did not allow for cash payments, and in accordance with the terms approved at the time the obligations were incurred, the consideration is being settled through the issuance of the Company’s common shares at a price of $0.001 per share. This price reflects the share price during an extended period in which no material trading activity occurred, corresponding to the period in which the underlying obligations were established.

The total consideration represents the issuance of approximately 126 million common shares, allocated proportionally among all eligible recipients based on the value of services and compensation approved for each party. In addition, all eligible recipients were granted the option to receive the consideration in cash at a future date, subject to the completion of a capital raise and approval by the Board of Directors.

The portion of the total amount attributable to the Company’s officers is as follows:

●	Ora Elharrar-Soffer – $50,000
●	Ilanit Halperin – $20,000
●	Lior Asher – $20,000
●	David Kretzmer – $5,000

The remaining amount relates to consultants who supported the Company’s activities.

Components of Operating Results

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial statements.

Revenues

We have not generated any revenues from product sales as of September 30, 2025.

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

Results of Operations

Comparison of the Three Months Ending September 30, 2025 compared to the Three Months Ending September 30, 2024

The following table presents our results of operations for the three months ending September 30, 2025 and 2024;

	Three Months Ending
	September 30
	2025	2024
	US Dollars
Research and development expenses	(31,000)	-
Research and development expenses – related parties	(115,000)	-
Marketing, general and administrative expenses – related parties	(202,000)	(114,000)
Marketing, general and administrative expenses	(29,000)	(149,000)
Operating loss	(377,000)	(263,000)

Expenses (income) related to convertible loan terms – related parties	-	(101,000)
Expenses related IBOT and My Plant option	-	-
Other financing expenses, net	(8,000)	(16,000)
Financing income (expenses), net	(8,000)	(117,000)

Net loss	(385,000)	(380,000)

Revenues. We had no revenues in the three months ending September 30, 2025 and 2024.

Research and Development. Research and development expenses for the three months ending September 30, 2025 and of 2024 were $ 146,0000 and $0, respectively. Research and development expenses relate to the activities in the defense sector, which began in the third quarter of 2025.

Marketing, general and Administrative Expenses. Marketing, general and administrative expenses consist primarily of professional services, share-based compensation expenses and other non-personnel related expenses such as legal expenses. Marketing, general and administrative expenses for the three months ending September 30, 2025 were $231,000 compared to $263,000 for the three months ending September 30, 2024. The decrease in our marketing, general and administrative expenses is primarily attributable to the decrease in our non-cash share-based compensation expenses somewhat offset by an increase in professional expenses.

Financing Expenses, Net. Financing expenses, net for the three months ending September 30, 2025 were $8,000 compared to financing income, net of $117,000 for the three months ending September 30, 2024. The decrease in financial expense is primarily attributable to decrease in finance expenses related to our convertible loans, which were converted to equity at December 31, 2024.

Net Loss. Net loss for the three months ending September 30, 2025 was $385,000 and is attributable to the reasons discussed above, compared to $380,000 for the three months ending September 30, 2024.

Comparison of the Nine Months Ending September 30, 2025, compared to the Nine Months Ending September 30, 2024

The following table presents our results of operations for the nine months ending September 30, 2025 and 2024

	Nine Months Ending
	September 30
	2025	2024
	US Dollars
Research and development expenses	(31,000)	-
Research and development expenses – related parties	(178,000)	-
Marketing, general and administrative expenses – related parties	(519,000)	(657,000)
Marketing, general and administrative expenses	(104,000)	(273,000)
Operating loss	(832,000)	(930,000)

Expenses related to convertible loan terms	-	(135,000)
Expenses related IBOT and My Plant option	(432,000)	(747,000)
Other financing expenses, net	(63,000)	(70,000)
Financing expenses, net	(495,000)	(952,000)

Net loss	(1,327,000)	(1,882,000)

Revenues. We had no revenues in the nine months ending September 30, 2025 and 2024.

Research and Development. Research and development expenses for the nine months ending September 30, 2025 were $209,000 compared to $0 for the nine months ending September 30, 2024. Research and development expenses relate to the activities in the defense sector, which began in the third quarter of 2025.

Marketing, general and Administrative Expenses. Marketing, general and administrative expenses consist primarily of professional services, share-based compensation expenses and other non-personnel related expenses such as legal expenses. Marketing, general and administrative expenses for the nine months ending September 30, 2025 were $623,000 compared to $930,000 for the nine months ending September 30, 2024. The decrease in our marketing, general and administrative expenses is primarily attributable to the decrease in professional services as well as in our non-cash share-based compensation expenses.

Financing Expenses, Net. Financing expenses, net for the nine months ending September 30, 2025 were $495,000 compared to financing expenses, net of $952,000 for the nine months ending September 30, 2024. The decrease in financial expense is primarily attributable to decrease in finance expenses related to our convertible loans, which were converted to equity at December 31, 2024 .

Net Loss. Net loss for the nine months ending September 30, 2025 was $1,327,000 and is attributable to the reasons discussed above, compared to $1,882,000 for the nine months ending September 20, 2024.

Financial Condition, Liquidity and Capital Resources

At September 30, 2025, we had current assets of $161,000 compared to total current assets of $140,000 as of December 31, 2024.

At September 30, 2025, we had a cash balance of $7,000 compared to the cash balance of $1,000 as of December 31, 2024.

At September 30, 2025, we had a working capital deficiency of $4,321,000 as compared with a working capital deficiency of $3,464,000 at December 31, 2024.

The following table provides a summary of operating, investing, and financing cash flows for the nine months ending September 30, 2025 and 2024, respectively (in US Dollars):

	Nine Months Ending
	September 30, 2025	September 30 2024
Net cash used in operating activities	(227)	(30)
Net cash used in investment activities	(114)	-
Net cash provided by Financing Activities	342	23

As of September 2024, the Company renewed its short term loan with S.R. Accord Ltd. in the amount of approximately NIS 660,000 (approximately $176,000). As part of the renewal, Mr. Lior Asher signed as a personal guarantor, joining Ms. Ora Elharar Soffer as guarantor. In addition, the Company, its Israeli subsidiary CTGL – Citrine Global Israel Ltd., and Beezhome Technologies Ltd., a private company wholly owned by Ms. Ora Elharar Soffer, signed the agreement. While Netto Holdings Ltd. and Mr. Ilan Ben Ishay had originally undertaken to provide personal guarantees, they had not executed such guarantees as of that date. All collateral under the Credit Facility remained in place, including a first-priority lien over the Company’s rights and the 125,000 sq. ft. (11,687 sq. meters) industrial parcel in Yeruham, Israel, as well as additional collateral intending to secure repayment of the loan and to cover any damage, debt, or obligation arising from the Credit Facility. The Company, together with CTGL – Citrine Global Israel Ltd. and SkyTech Orion Ltd. (Previously named Cannovation Center Israel Ltd.), undertook to fully indemnify both Ms. Elharar Soffer and Mr. Lior Asher for any liability, damage, or loss that may result from their personal guarantees. On March 31, 2025, the total amount of the short term loan was increased to NIS 1,000,000 (approximately $280,000), with all guarantees and collateral remaining in place.

On August 2025, SR Accord extending the credit facility agreement with SkyTech Orion Ltd. (Previously named Cannovation Center Israel Ltd.)until March 31, 2027. The facility is supported by guarantees of CTGL Citrine Global Israel Ltd. and Citrine Global Corp., as well as personal guarantees signed by Ora Elharar-Soffer, the Company’s CEO, and Lior Asher, a director of SkyTech Orion Ltd. With respect to the personal guarantees of Ora Elharar-Soffer and Lior Asher, SkyTech Orion Ltd. (Previously named Cannovation Center Israel Ltd.),CTGL Citrine Global Israel Ltd., and Citrine Global Corp. have confirmed, in line with prior Board resolutions, their undertaking to provide indemnification and comprehensive protections to the guarantors.

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

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amending, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and the Company’s principal financial officer to allow for timely decisions regarding required disclosure. In designing and evaluating the Company’s disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the Company’s evaluation of the effectiveness of its disclosure controls and procedures as of September 30, 2025, the Company’s principal executive officer and the Company’s principal financial officer concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

During the three months ending September 30, 2025, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of the date of this filing, the Company is not aware of any legal proceedings involving the company and/or its subsidiaries. An issue involving a former consultant of our partially-owned subsidiary, SkyTech Orion Ltd. , relating to management fees and compensation for the notice period, has been fully resolved through a binding Settlement Agreement.

ITEM 1A.	RISK FACTORS

An investment in the Company’s Common Stock involves a number of very significant risks. You should carefully consider the risk factors included in the “Risk Factors” section of our Annual Report on Form 10-K for the year ending December 31, 2024, as filed with the SEC on August 31, 2025, in addition to other information contained in our reports and in this quarterly report in evaluating the Company and its business before purchasing shares of our Common Stock. There have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the year ending December 31, 2024.

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

CITRINE GLOBAL, CORP

(Registrant)

By:	/s/ Ora Elharar Soffer	By:	/s/ Ilanit Halperin
	Ora Elharar Soffer		Ilanit Halperin
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date:	November 19, 2025	Date:	November 19, 2025

