Form 10-K
period 2025-12-31
SKYTECH ORION GLOBAL CORP.
filed 2026-04-15
CIK 1498067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 000-55680

SKYTECH ORION GLOBAL CORP.

(formerly known as Citrine Global Corp.)

(Exact Name of Registrant as Specified In Its Charter)

Delaware	68-0080601
(State of Incorporation)	(I.R.S. Employer Identification No.)

#3 Bethesda Metro Center Bethesda, Maryland	20814
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: +1 (202) 536-5191

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	CTGL	OTC

Securities registered pursuant to section 12(g) of the Act:

Common Stock

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

On December 31st, 2025, the registrant had 1,247,885,009 shares of common stock outstanding; and 1,247,885,009 as of 15th April, 2026.

SKYTECH ORION GLOBAL CORP.

2025 FORM 10-K ANNUAL REPORT

PART I

ITEM 1. BUSINESS

Except as otherwise indicated herein or as the context otherwise requires, references in this report to “Skytech Orion Global Corp.” “we,” “us,” and “our” refer to Skytech Orion Global Corp., renamed from “Citrine Global Corp.” in October 2025 in Delaware and our consolidated subsidiaries, including our wholly-owned subsidiary, CTGL-Citrine Global Israel Ltd. and to our Majority owned subsidiary SkyTech Orion Ltd. (renamed from Cannovation Center Israel Ltd. in May 2025). For the avoidance of doubt, throughout this report references to “SkyTech Orion Global Corp.” or “SkyTech Orion Global Corp.” (also referred to as “SkyTech Global” or “SkyTech”) mean the U.S. public company, while references to “,” “SkyTech Orion Ltd.” or “SkyTech Israel” mean the Company’s Israeli subsidiary. The use of these names reflects historical name changes and customary commercial usage, and all should be interpreted as referring to the Company and its consolidated group, as applicable.

Overview

Description of our Business:

SkyTech Orion Global Corp. (the “Company”) is a U.S.-based corporation, with subsidiaries in Israel, focused on building end-to-end drone solutions from innovative modular drone platforms to large-scale production.

The Company is building a multi-layered industrial and modular infrastructure focused on the drone and defense sectors, combining proprietary in-house development, OEM capabilities, strategic partnerships, and targeted mergers and acquisitions (M&A). This structure is designed to address the growing needs of the drone industry across the United States, Israel, allied markets, and globally, with the objective of enabling a transition to large-scale serial production.

The core of the Company’s technology is a proprietary modular architectural approach based on the separation between intelligent core systems and the drone’s airframe, power systems, sensors, communications, and payload components.

This approach enables the use of a standardized core unit, the Smart Core Unit™, which integrates with a wide range of airframes, propulsion systems, sensors, and payloads, thereby enabling high flexibility, shortened development cycles, and efficient scalability across multiple platforms and use cases.

The Company develops advanced drone technologies and platforms, led by its flagship platform, the SkyTech Replicator™ Modular Drone Platform. This platform is based on flexible modular architecture, enabling the creation of a wide range of configurations, models, and mission profiles within a unified system, with rapid adaptation to evolving operational requirements. This platform redefines how small drone systems are designed, produced, and deployed; instead of building separate systems for each mission, the Company focuses on a platform-based architecture that enables maximum versatility.

The Company’s solutions are designed as Dual-Use modular systems, based on a unified technological infrastructure that enables adaptation to a wide range of applications, while maintaining high standards of reliability, security, and regulatory compliance. The Company’s strategy is built around a Western-aligned, secure, and regulation-compliant supply chain, with full alignment to NDAA requirements, in order to support the production of modular, reliable, and scalable drone systems that are independent of restricted or foreign-controlled components.

Strategic Focus - Small Drones and Large-Scale Production

The Company is focused on the development and manufacturing of modular small drones, aligned with the new operational reality in the defense market, characterized by a shift toward large-scale deployment of unmanned systems, at relatively low cost, and with the ability for rapid and wide deployment.

This trend reflects a fundamental shift in procurement and warfare doctrines, particularly in the United States, where there is increasing and immediate demand for modular small drone systems that can be deployed in massive quantities, ranging from hundreds of thousands to millions of units per year, as an alternative or complement to expensive and limited systems.

Accordingly, the Company is developing modular platforms designed to support:

●	Mass production at industrial scale
●	Reduction of unit costs
●	Large-scale deployment of drone systems
●	Rapid reconfiguration and adaptation to evolving operational requirements

Addressing Market Challenges in Supplying Small Drone Systems

Small drones have become essential assets in modern and future battlefields. Recent conflicts, including the war in Ukraine and Israel, have demonstrated a rapid and substantial increase in demand for small tactical drone systems.

The United States has formally recognized small drone systems as a strategic priority. The U.S. Department of Defense has emphasized the need for scalable deployment of small tactical drones, with public statements indicating a requirement to acquire at least one million drones by 2026-2028 with the potential to scale from hundreds of thousands to several million drones annually thereafter highlighting the accelerating demand for unmanned aerial systems across defense sectors, driven by evolving battlefield needs and large-scale modernization efforts1.

At the same time, regulatory developments are significantly reshaping the market. U.S. federal directives, including the National Defense Authorization Act (NDAA), restrict or prohibit the use of drone systems and components originating from non-approved countries, particularly China. These restrictions include widely used commercial platforms, such as DJI, as well as critical components across the drone supply chain.

As a result, a structural gap has emerged between demand and supply:

●	Demand is increasing rapidly, both in volume and operational diversity

●	Supply is constrained by regulatory requirements and limited Western manufacturing capacity

●	Existing Western solutions are often not optimized for high-volume production or cost efficiency

1 Reuters, Exclusive: US Army to buy 1 million drones, in major acquisition ramp-up, By Phil Stewart and Idrees Ali November 7, 2025

In this environment, small drones are no longer single-purpose systems, but multi-mission tools used across intelligence, surveillance and reconnaissance (ISR), tactical operations, one-way (loitering) missions, logistics, and real-time battlefield support.

This combination of operational demand, regulatory constraints, and supply limitations is creating a clear and immediate need for trusted, NDAA-compliant, and scalable drone solutions, supported by secure Western supply chains and industrial-scale production capabilities.

The Company’s proprietary modular technology is designed to meet the rapidly growing demand in the U.S. and global markets for trusted, secure, and NDAA-compliant drone systems, aligning the Company with the expansion of U.S. and allied industrial capacity.

The Company’s vision is to establish and lead the next generation of modular small drone solutions and building large-scale industrial manufacturing capabilities that will support the growing demand for the small drones and unmanned systems.

About SkyTech Replicator™ Drone Platforms

The Company has developed SkyTech Replicator™, modular drone platforms based on Western components and fully aligned with NDAA requirements, designed to support a wide range of missions alongside scalable and efficient production of small drone systems.

SkyTech Replicator™ is built around a unified drone platform architecture that enables multiple drone configurations, payloads, sizes, and mission profiles within a consistent system. This approach supports the development of a full family of drone systems while maintaining standardization across core components, manufacturing processes, and operational deployment.

At the center of the platform architecture is the SkyTech Replicator™ Core, a compact control and electronics unit that serves as the operational “brain” of the drone.

Modular Architecture and Operational Flexibility

The Core Unit: “The System’s Brain”

The Core Unit serves as the control system and electronics hub that unifies the entire system power management, communications, and video transmission within a single, unified unit.

The unit is designed as a scalable platform that allows for the connection of various components and add-ons based on mission requirements.

Modularity and “The Brain’s” Connectivity

The platform modularity enables to create different product families allowing for the quick production of numerous drone types for various missions and applications based on the same “Brain” unit.

The Core is designed to connect seamlessly with a wide range of drone configurations, supporting:

●	Modular arm system that include:

○	Arms and Frames: The Core connects to various arm configurations and airframe geometries (Smart-Arm™ series).

○	Arms include motors and propellers of various types and sizes, optimized for either high speed or heavy-lift payloads.

●	Energy Systems: Supports batteries of different sizes and capacities tailored to the mission’s current and endurance requirements.

●	Tactical Payloads: Various cameras, pilot views for explosives, fiber-optic connections, and other tactical end-point devices.

Manufacturing Capabilities and Compliance (Industrial Scale) - The SkyTech Replicator™ Drone Platforms is built for true industrial scale while ensuring supply chain resilience and the use of Western components.

This architecture enables the Company to design, produce, and deploy multiple drone systems within a unified platform.

The SkyTech Replicator™ Drone Platforms support a wide range of missions, including:

●	Intelligence, surveillance and reconnaissance (ISR), day and night

●	Tactical and operational missions

●	One-way (loitering / attack) drone configurations

●	Logistics and real-time operational support

SkyTech Replicator™ Kit Offering Multi-Mission Capability for the Soldier in the Field

The SkyTech Replicator™ Kit offers soldiers a complete multi-mission kit in a compact bag that contains a core Unit, light arms, heavy arms, different batteries, and payload housings. This is a Click & Fly concept where in the battlefield the soldier can swap arms and payloads in seconds with no tools needed and get four drones for different missions, from ISR drones to loitering munition drones.

The SkyTech Replicator™ platform combines modular architecture, a unified core system, and manufacturing-oriented design to enable the development and production of multiple drone configurations within a single framework.

This approach supports:

●	A wide range of mission profiles

●	High operational flexibility

●	Efficient large-scale production

●	Full alignment with Western regulatory standards

This positions SkyTech Replicator™ as a foundation for scalable and adaptable drone systems across defense and dual-use markets providing a very much needed solution for a real problem of industrial scalability in the field of drones and specifically small tactical drones.

Intellectual Property Strategy & Technological Foundation

The Company’s intellectual property portfolio consists of patent applications and other proprietary rights intended to protect key aspects of its modular, cross-domain unmanned systems technology.

The Company’s patent filings are directed generally to system architecture, modular mobility components, and unified electronic interfaces enabling interoperability across multiple operational domains.

The Company relies on a combination of patent protection, trade secrets, know-how, and contractual restrictions to establish and protect its proprietary rights. The following summarizes certain of the Company’s material patent applications.

The descriptions below are qualified in their entirety by reference to the full applications as filed. Specific claims, technical specifications, and implementation details have been omitted for confidentiality purposes.

The Company has filed multiple patent applications covering its Multi-Domain Robotics Framework and modular systems built around the SkyTech Replicator platform under inventor Ora Elharar Soffer.

These filings support the development of modular systems across air, land, and sea domains, and establish the foundation for the next generation of modular, scalable, and defense-grade drone platforms.

Provisional Patent Application No. 63/873,673

This provisional application relates to the Company’s cross-domain modular unmanned platform. The application generally covers scalable system architecture, modular integration frameworks, and unified control and communication structures enabling reconfiguration of the platform for multiple operational environments.

Provisional Patent Application No. 63/918,560

This application is directed to modular mobility assemblies for unmanned platforms, including interchangeable arm or extension units configured for use in aerial, ground, surface, and robotic systems.

Provisional Patent Application No. 63/918,569

This application relates to a unified interface system for unmanned platforms, including a standardized connection architecture for power, data, and control signals across system components.

Patent Application No. IL 323592

This patent application is directed to a modular unmanned systems platform capable of operation across aerial, ground, surface, and robotic domains.

The application generally relates to a system architecture comprising a central structural framework, a universal control unit, and standardized mechanical and electrical interfaces designed to support the integration and interchangeability of system components.

Additional Considerations

The Company intends to pursue additional patent filings, including international applications, as part of its ongoing intellectual property strategy. The Company also maintains certain aspects of its technology as trade secrets.

SkyTech Replicator Platform Designed for Manufacturing

SkyTech Replicator™ platform is designed from an industrial perspective, with a focus on efficient production of multiple drone configurations within a single system.

Using the same advanced SkyTech Replicator™ Core for multiple drone configuration enables the Company’s Replication Manufacturing method.

Replication Manufacturing Method™ for Scalable Manufacturing and Global Industrial Infrastructure

In response to the growing demand to produce millions of small drones, SkyTech has developed a unique manufacturing method: the Replication Manufacturing Method™, an industrial approach that enables rapid replication of production lines and integration centers worldwide, while maintaining uniform quality, standardization, and operational control.

The method is based on:

●	Standardized, repeatable production cells

●	Advanced manufacturing technologies, including 3D printing

●	Efficient assembly processes

●	Parallel production of modules

●	Reduced complexity in the production of multiple drone models

●	Distributed global manufacturing infrastructure, combined with leading assembly partners in each target market, as well as collaboration with leading component suppliers across the drone ecosystem

This approach supports high-volume production while maintaining consistency in quality, performance, and regulatory compliance.

All system components are compliant with NDAA requirements and Western standards, enabling secure deployment across U.S., Israeli, and allied markets.

Each production cell is designed for deployment and replication, enabling:

●	Rapid scale-up of production

●	Consistent product quality

●	Regulatory compliance and control

●	Secured and resilient supply chains

Production Plan and Growth Targets

The Company is building a platform that enables the development, production, and deployment of small drones at a high level across both defense and civilian markets while addressing the evolving needs of the market.

As part of the Replication Manufacturing Method™ and a hybrid manufacturing model, SkyTech has established a strategic framework engineered to support a scalable production capacity exceeding 100,000 drones over the coming years. This large-scale potential is driven by the integration of a diverse portfolio of small drone models and versatile platforms, tailored to capture opportunities across both military and advanced civilian sectors.

This comprehensive growth target is achieved through a multi-faceted approach that combines:

Advanced modular manufacturing: Enabling rapid customization across various drone configurations.

Distributed production processes: Utilizing a decentralized network to maximize output efficiency and mitigate bottlenecks.

Integration of multiple manufacturing technologies: Leveraging diverse tech stacks to ensure production stability and speed based on operational needs.

This integrated approach enables perfect alignment between design flexibility and mass-production requirements.

By establishing this infrastructure through a combination of in-house resources and strategic collaborations with certified external contractors, SkyTech ensures it is positioned to meet immediate demand from the Israeli defense sector, international allied markets, and the U.S. military, with the inherent ability to scale output well beyond current targets in direct response to confirmed orders and market growth.

SkyTech Center Israel - The National and Industrial Flagship for Unmanned Systems, Drones and Defense Solutions

SkyTech is establishing the SkyTech Center Israel™, a government-backed national project.

The Company’s Israeli subsidiary, SkyTech Orion Ltd was selected by the Government of Israel to lead a flagship national project in the military UAV and drone sector. SkyTech was chosen from among numerous applicants competing for inclusion in this strategic program, following a comprehensive government selection process located on land owned by the company’s Israeli subsidiary, covering 11,687 square meters (approximately 125,000 sq. ft.) in the city of Yerucham, positioned as Israel’s Drone City.

As part of this designation, SkyTech Orion Ltd. was awarded a development grant of NIS 12.5 million (approximately $3.4 million) by the Israeli Ministry of Economy, one of the largest grants provided under the set of the Israeli government’s national defense and innovation initiatives.

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

The SkyTech Center will be designed to provide full-cycle infrastructure for secure, Israeli-based manufacturing of defense-grade UMS and drone solutions, supporting both domestic and international markets. The Center integrates advanced production, research, testing, and business development capabilities within one national hub, ensuring compliance with Israeli and allied defense standards.

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

The SkyTech Center is planned to serve as Israel’s national hub for innovation and a strategic assembly and production hub in Israel, dedicated to the defense sector, with a focus on UAVs, drones, AI-powered platforms, Western-grade critical components, and advanced defense solutions tailored to military applications in the field of UAV and drone solutions.

The Company views this transition as a pivotal strategic move that enables it to operate in one of the most impactful and rapidly expanding sectors in Israel and globally particularly in the defense arena.

In the long term, SkyTech’s vision is that, as part of the infrastructure being developed within the SkyTech Center, the company will have the capability to produce hundreds of thousands of drones annually. These drones are based on certified, military-grade components designed to meet the highest defense standards.

This anticipated capacity is driven by the rapidly growing global demand for defense-ready drone systems, as drones are increasingly recognized as the future of tactical weaponry on the modern battlefield. It reflects SkyTech’s strategic vision and production roadmap to build scalable, secure, and regulation-compliant capabilities that address the evolving needs of allied defense markets worldwide.

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

Geographic and operational advantages of Yerucham include low population density, open airspace, and proximity to military zones, making it ideal for real-time testing, production, and training for UAV solutions.

The company’s strong presence in Israel alongside its deep ties with leading academic institutions, researchers, and technology partners enables access to cutting-edge innovations, engineering talent, and dual-use technologies essential for defense and aerospace applications.

The Company chose to anchor its UAV and drone operations in Israel for the following strategic reasons:

● The Company’s headquarters, executive leadership, and strategic partners are based in Israel, with longstanding operational experience and an extensive network of collaborations with universities, labs, startups, and defense-related entities.

● Israel recognizes the UAV and drone sector as a critical national priority, particularly considering the ongoing war and changing security threats. The government has identified the need for locally developed and manufactured unmanned systems as a strategic imperative — ensuring operational independence, rapid deployment, and reduced reliance on foreign supply chains.

● As part of this national strategy, there is an increasing emphasis on using Western-approved components to ensure compatibility with allied defense standards, support international cooperation, and eliminate dependency on non-compliant or restricted-origin technologies.

● Israel has an advanced regulatory and operational environment, supporting the rapid development, testing, and deployment of unmanned systems, especially those intended for defense and dual-use purposes.

● The Israeli government actively supports industrial and defense innovation, including grants for equipment, tax benefits, employment incentives, and dedicated support programs for priority regions such as Yeruham, where the Company is establishing its innovation and production center.

● In alignment with this vision, the company owns government-backed industrial land in Yeruham, southern Israel, on which it is building a dedicated Operational Innovation Center for UAV and drone development, assembly, testing, and

Collaboration with the Israeli Defense Forces (IDF)

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

Company’s Dual-Nation Presence and Competitive Advantage

SkyTech Orion operates through a dual-nation structure, combining a U.S. parent company with Israeli subsidiaries, CTGL Citrine Global Israel Ltd. and SkyTech Orion Ltd.

By integrating innovation, industrial capacity, and defense-grade production standards with Israeli technological excellence, agility, and field-proven innovation, SkyTech Orion’s dual-nation presence enables the delivery of scalable, modular unmanned systems for Israel, the United States, NATO, and allied markets worldwide.

This U.S.–Israel framework creates full synergy across innovation, development, manufacturing, standardization, regulation, and commercialization, forming a unified transatlantic defense-technology platform.

The Strategic advantages include:

●	Access to leading U.S. and Israeli innovation ecosystems in the unmanned systems and drone industry
●	Access to U.S. defense procurement channels (DoD, FMS, G2G)
●	Eligibility for government innovation and funding programs in both Israel and the United States
●	Integration into development, testing, and training programs of defense entities
●	A secure, traceable supply chain built on Western-standard and NDAA-compliant components

Market Opportunity

UAVs & Drones Market Potential

The global UAV and drone market continues to exhibit strong growth. Market value stood at USD 44.54 billion in 2025 and predicted to increase from USD 52.65 billion in 2026 to approximately USD 209.91 billion by 2035, representing a CAGR of 16.77% from 2026 to 20352.

The small drone market size was valued at USD 27.34 billion in 2025 and is projected to grow from USD 34.89 billion in 2026 to USD 168.30 billion by 2034, exhibiting a CAGR of 21.70% during the forecast period. North America dominated the small drone market with a share of 31.44% in 20253 .

Military and security applications represent the largest segment (45–50% of the market), followed by civilian and commercial uses in industry, agriculture, logistics, photography, media, mapping, and research.

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

In Ukraine, drones are responsible for 60–70% of battlefield damage and most casualties4. The Ukrainian industry is now producing hundreds of thousands of tactical drones annually, with current demand already surpassing one million units per year - underscoring the scale at which modern conflicts require drone-based combat capabilities.

The U.S. Army is undertaking an unprecedented expansion of its drone procurement program. The US Army plans to acquire at least one million drones by 2026-2028 with the potential to scale from hundreds of thousands to several million drones annually thereafter highlighting the accelerating demand for unmanned aerial systems across defense sectors, driven by evolving battlefield needs and large-scale modernization efforts5.

Competition

The Company operates in the highly competitive and rapidly evolving global Unmanned Systems Market, and specifically the small Unmanned Aerial Systems (sUAS) market, with direct competition from large, established defense contractors as well as emerging drone technology companies developing autonomous, mission-specific, or multi-domain unmanned platforms.

The global small Unmanned Aerial Systems (sUAS) market is currently at a critical turning point. While the demand for tactical drones has exploded, the market remains polarized between two inadequate extremes, creating a significant “Strategic Gap”:

Chinese Dominance and Regulatory Restrictions: Chinese manufacturers, led by entities like DJI, currently dominate the global commercial drone market and components’ supply chain. However, these platforms are increasingly restricted or banned in Western defense and federal applications (e.g., U.S. NDAA compliance) due to cybersecurity vulnerabilities and geopolitical risks.

Improvised Solutions: In active conflict zones like the Ukraine, immediate wartime needs have led to the mass use of improvised FPV racing drones. While cost-effective, these systems lack the standardization, reliability, and security protocols required by professional military industries.

2 Unmanned Aerial Vehicle (UAV) Drones Market Size and Forecast 2026 to 2035, Precedence Research, Jan 2026

3 Small Drone Market Size, Share & Industry Analysis, Fortune Business Insights, March 2026

4 The New York Times, A Thousand Snipers in the Sky, By Marc Santora, Lara Jakes, Andrew E. Kramer, Marco Hernandez and Liubov Sholudko March 3, 2025

5 Reuters, Exclusive: US Army to buy 1 million drones, in major acquisition ramp-up, By Phil Stewart and Idrees Ali November 7, 2025

Traditional Defense Systems: Established defense contractors provide advanced UASs, but these systems are often prohibitively expensive, costing tens of thousands of dollars per unit) Their high cost and complex, low-volume manufacturing cycles make them unsuitable for mass, attainable deployment in modern high-intensity conflicts.

In the small Unmanned Aerial Systems (sUAS) market competition is driven by technological capabilities, system reliability, cost efficiency, manufacturing scalability, regulatory compliance, and the ability to meet diverse operational requirements for defense, homeland security, and commercial customers.

While the market continues to expand due to increased adoption of unmanned aerial, ground, and maritime systems, competitive pressures remain significant as many companies seek to introduce advanced architectures, interoperable mission packages, and next-generation autonomous capabilities.

The Company’s competitive differentiation is rooted in its modular platform design, unified electronic interfaces, and the replication manufacturing method that enable rapid adaptation and scalability, short time to market, reduced life-cycle costs, and efficient, consistent production across multiple operational domains using latest technologies, including additive 3D printing.

SkyTech’s business strategy, combining U.S. & Israeli R&D and manufacturing offers an agile, secure, and scalable platform designed to meet the evolving needs of modern defense forces. This integrated approach positions the Company as a credible and trusted emerging supplier in both domestic and international UAV, drone and defense technology markets.

Regulatory Environment –in the Defense UAV Sector

Regulatory Compliance of Products

The Company is currently advancing the regulatory and certification processes required to enter these markets and will continue to disclose its progress in regulatory compliance and operational readiness in future reports, in accordance with applicable disclosure rules.

Regulatory Compliance for SkyTech Center Israel

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

The development of the center is subject to a range of regulatory approvals and compliance processes, including but not limited to:

● Industrial zoning and building permits from the local planning and building committee.

● Environmental permits as required by the Israeli Ministry of Environmental Protection.

● Fire and safety compliance, including authorization from the National Fire and Rescue Authority.

● Occupational health and safety approvals.

● Import/export licensing from the Ministry of Economy and relevant customs authorities.

● Security and defense-related certifications, where applicable, especially if the site will support activities related to UAV or defense technologies.

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

Properties

● SkyTech Orion Ltd.

The Company holds this entity through its wholly owned Israeli subsidiary, CTGL Citrine Global Israel Ltd. As of December 31, 2025, the company increased its ownership stake to 69.5%.

●	Land Asset in Yerucham, Israel - In February 2022, the Company’s Israeli subsidiary, Skytech Orion Ltd. (then Cannovation Center Israel Ltd.) acquired approximately 11,687 square meters (approximately 125,000 sq. ft.) of industrial land located in Yerucham, southern Israel. The acquisition was made under a Development Agreement with the Israel Lands Authority (ILA) as part of a government-backed industrial initiative. Under the agreement, the Company is required to complete the development of the site within four (4) years, with possible extensions subject to ILA approval. Upon completion, the Company will be granted a 49-year long-term lease, renewable under standard terms, which is considered equivalent to ownership rights under Israeli public land law. On September 25, 2025, ILA approved to extend the agreement for another year.

The property has been designated for the development of operational innovation center, as part of its broader platform of Operational Innovation Centers intended to support growth, enhance scalability, and provide a foundation for future business activities. Following a grant received from the Ministry of Economy, the Company is currently advancing the development of the SkyTech Innovation Center in Yerucham. The site allows for additional development for other operational or industrial activities, which the Company is currently evaluating. It should also be noted that the land is subject to certain ownership and eligibility restrictions under Israeli law, including requirements related to Israeli citizenship or approved entities that are required to hold control over the land.

The site allows for approximately 9,600 square meters (approximately 103,000 sq. ft.) of industrial development. The Company is currently evaluating whether to utilize the full development capacity or to allocate approximately 5,000 square meters (approximately 54,000 sq. ft.) specifically for the SkyTech Innovation Center. (we prepared a development plan that integrates both activities, combining the SkyTech Innovation Center with additional industrial uses.)

As the property is located within a nationally prioritized industrial zone in Yerucham, the Company believes it is well-positioned to obtain the required approvals. The Israeli government has already approved our drone innovation center plan on the same land with a footprint of approximately 5,000 square meters.

On January 12, 2025, Cannovation Center Israel Ltd. (subsequently renamed SkyTech Orion Ltd.), the Israeli subsidiary received official notification from the Israeli Ministry of Economy and Industry that it had been awarded a government grant in the amount of NIS 12.5 million (approximately USD 4 million). The grant, in the amount of NIS 12.5 million (approximately USD 4 million), is structured as reimbursements of approximately 37.5% of the Company’s eligible expenses, including construction, equipment, services, and other costs submitted in connection with the establishment of the SkyTech Innovation and Production Center. The grant was awarded as part of a national strategic program supporting the defense sector. The funds are designated for the establishment of the SkyTech Innovation and Production Center in the city of Yerucham, Israel, on land that had previously been allocated to the subsidiary by the State of Israel as part of a prior grant for the construction of an Operational Innovation Center. This new grant is in addition to the prior allocation and supports the construction of approximately 5,000 square meters of facilities on the 11.7-dunam (about 2.89 acres) plot. The Center will include assembly lines, R&D laboratories, testing facilities, and an advanced production system focused on developing and manufacturing defense-grade UAV and drone solutions.

The address of SkyTech Orion Ltd is 5 Rashi St. Yerucham, Israel 8050743

SkyTech Orion Global Corp – . Our US offices are located #3 Bethesda Metro Center #700, Bethesda, Md 20814.

Our website address is www.skytech-global.com.

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

On October 17th, 2025 2025, Citrine Global Corp. changed its name to SkyTech Orion Global Corp. in Delaware, reflecting its strategic focus on UAV and drone solutions.

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

The Company’s executive leadership and management are based in Israel, operating through its wholly owned subsidiary CTGL Citrine Global Israel Ltd. and its majority-owned subsidiary SkyTech Orion Ltd.

On October 7, 2023, a large-scale war broke out in Israel, leading to a prolonged national crisis. The war created widespread uncertainty and instability in the country, disrupted the Israeli economy, and adversely affected the Company’s operations. Since the outbreak of the conflict, the Company has continued to face significant disruptions.

The regional security environment has continued to escalate materially since the filing period covered by this report. Following a series of Israeli and U.S. military strikes on Iranian nuclear and military facilities in June 2025, the United States and Israel launched a broader joint military campaign against Iran beginning on February 28, 2026, which has expanded into an active, ongoing armed conflict involving retaliatory Iranian missile and drone strikes against Israel, U.S. military installations across the Middle East, and Gulf state energy infrastructure. Iranian retaliatory strikes have targeted multiple locations within Israel, including population centers, and Israeli airspace has experienced disruptions. The conflict has caused significant regional instability, including the closure of the Strait of Hormuz and disruptions to regional energy and logistics markets. While the Company’s operations are based in Yerucham in southern Israel and have not been directly destroyed or disabled, the conflict presents material risks to the Company’s personnel, facilities, supply chain, fundraising activities, and ability to execute on its UAV and drone technology business plan. The duration, scope, and ultimate resolution of the conflict remain highly uncertain. Investors should carefully review the risk factors set forth in Item 1A of this Annual Report, which address geopolitical risk, Israeli operational risk, and the potential impact of the ongoing conflict on the Company’s business, financial condition, and results of operations.

Risks Related to our Financial position

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have transitioned from our previous business in the plant-based health and wellness sector to our current field of activity of drones and unmanned systems’ solutions. Accordingly, our operations are subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. As of December 31, 2025, we have not generated revenues and there can be no assurance that we will ever be profitable. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all their investment in our company.

We expect to incur losses for the foreseeable future as we continue the implementation of our business plan. If we fail to generate revenue and eventually become profitable, or if we are unable to fund our continuing losses, our shareholders could lose all or a substantial part of their investment.

Until we can generate enough product revenue to finance our cash requirements, which we may never achieve, we expect to finance our cash needs primarily through public or private equity offerings, debt financings or through the establishment of possible strategic alliances. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are not able to secure additional equity funding when needed, we may have to delay, reduce the scope of, or eliminate, development programs or future commercialization initiatives.

Our future success in a competitive industry depends on our ability to develop new offerings and technologies quickly at cost-effective Prices locating Western-compliant electronic components,

The markets we serve are highly competitive and characterized by rapid changes in technologies and evolving industry standards. In addition, some of our systems and products are installed on platforms that may have a limited lifespan or become obsolete. Unless we develop new offerings or enhance our existing offerings, we may be susceptible to loss of market share resulting from the introduction of new or enhanced offerings by our competitors. We compete with many large and mid-tier defense, homeland security and commercial aviation contractors based on system performance, cost, overall value, delivery and reputation. Many of these competitors are larger and have greater resources than us and therefore may be better positioned to take advantage of economies of scale and develop new technologies. Some of these competitors are also our suppliers in some programs. Accordingly, our future success will require that we:

● identify emerging technological trends;

● identify additional uses for our existing technology to address customer requirements;

● develop, upgrade and maintain competitive products and services;

● add innovative solutions that differentiate our offerings from those of our competitors;

● bring solutions to the market quickly at cost-effective prices;

● develop working prototypes as a condition to receive contract awards;

● maintain a global presence, working through subsidiaries around the world; and

● structure our business efficiently through joint ventures, teaming agreements and other forms of alliance.

In addition, any additional equity funding that we do obtain will dilute the ownership held by our existing security holders. Any debt financing that we obtain in the future could involve substantial restrictions on activities and creditors could seek a pledge of some or all our assets. We have not identified potential sources for such financing that we will require, and we do not have commitments from any third parties to provide any future debt financing. If we fail to obtain funding as needed, we may be forced to cease or scale back operations, and our results, financial condition and stock price would be adversely affected.

We may never achieve profitability.

We are unable to accurately predict the timing or amount of future revenue or expenses or when, or if, we will be able to achieve profitability. We have financed our operations primarily through issuance and sale of equity and equity linked securities. The size of our future net losses will depend, in part, on the rate of growth or contraction of our expenses and the level and rate of growth, if any, of our revenues. We expect to continue to expend substantial financial and other resources on, among other things:

●	sales and marketing, including expanding our indirect sales organization and marketing programs;

●	planning and conducting clinical trials to obtain regulatory approval/clearance for the commercialization of the products;

●	expansion of our operations and infrastructure, both domestically and internationally; and

●	general administration, including legal, accounting and other expenses related to being a public company.

If we are unable to successfully commercialize the products or if revenue from any of the products that receives marketing approval is insufficient, we will not achieve profitability. Furthermore, even if we successfully commercialize the products, our planned investments may not result in increased revenue or growth of our business. We may not be able to generate net revenues sufficient to offset our expected cost increases and planned investments in our business. As a result, we may incur significant losses for the foreseeable future and may not be able to achieve and sustain profitability. If we fail to achieve and sustain profitability, then we may not be able to achieve our business plan, fund our business or continue as a going concern.

Currency exchange rate fluctuations affect our results of operations, as reported in our financial statements.

We incur expenses in U.S. Dollars and in NIS but our functional currency is the U.S. dollar. However, a significant portion of our headcount-related expenses, consisting principally of personnel expenses as well as R&D consulting services, leases and certain other operating expenses, are denominated in NIS. This foreign currency exposure gives rise to market risk associated with exchange rate movements of the U.S. dollar against the NIS. Furthermore, we anticipate that a material portion of our expenses will continue to be denominated in NIS. We plan to generate our revenues in currencies other than the U.S. dollar (our financial reporting currency), mainly New Israeli Shekels (NIS). Accordingly, in case of an appreciation of the NIS compared to the U.S. dollar, a significant portion of our costs will likely increase, as has previously happened. During 2025, the NIS appreciated by 12.5% compared to the U.S. dollar, leading to an increase in the portion of our labor-related and operating expenses denominated in U.S. dollars. We also face the risk of reduced revenues in case of a depreciation of the Euro compared to the U.S. dollar, if we are awarded Euro denominated contracts based on price proposals that were provided when the Euro value was higher compared to the U.S. dollar. To the extent we derive our revenues or incur our expenses in currencies other than the U.S. dollar, we are subject to exchange rate fluctuations between the U.S. dollar and such other currencies. For example, we are sometimes negatively affected by exchange rate changes during the period from the date we submit a price proposal to the date of the date of contract award or until the date(s) of payment. Certain currency derivatives we use to hedge against exchange rate fluctuations may not fully protect against sharp exchange rate fluctuations, and in some cases we cannot adequately and cost-effectively hedge against all exchange rate fluctuations. See Item 11. Quantitative and Qualitative Disclosures About Market Risk – Exchange Rate Risk Management. In addition, our international operations expose us to the risks of price controls, restrictions on the conversion or repatriation of currencies, or even devaluations or hyperinflation in the case of currencies issued by countries with unstable economies. All these currency-related risks could have a material adverse effect on our business, reputation, financial condition, results of operations and cash flow.

In addition, increased international sales in the future may result in greater foreign currency denominated sales, increasing our foreign currency risk. If we cannot successfully hedge against the risks associated with currency fluctuations, our financial condition and results of operations could be adversely affected. which could adversely affect our financial condition and results of operations.

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

Our revenues depend on a continued level of government business. We plan to derive most of our revenues directly or indirectly from government agencies, mainly the US Department of War and the Israeli Ministry of Defense (IMOD), and other military or governmental authorities of various countries, pursuant to contracts awarded to us under defense and homeland security-related programs. Israel is also a recipient of significant U.S. security assistance under the Foreign Military Financing (FMF) program, pursuant to a 10-year (2019-2028) MOU with the U.S. The funding of government programs could be reduced, delayed or eliminated due to numerous factors, including geopolitical events and macro-economic conditions, as well as U.S. government shutdowns, as recently occurred, changes in policies or priorities of specific governments or security pacts among several governments. As a result, our current orders from governmental customers may be subject to modifications and terminations, and our future orders may be reduced, due to factors over which we have little or no control. In addition, if the U.S. security assistance to Israel is reduced or discontinued, we may receive fewer U.S. funded orders and FMF funds. In some cases, such developments, as well as other changes relating to specific markets or customers, could lead to our exit from certain business operations, which could also result in asset impairment. Following the outbreak of the war in October 2023, we have in some cases experienced a reluctance from certain countries to purchase from Israeli companies, while in other cases we have experienced an increase in demand for the products. A reduction or elimination of government spending under current contracts with us, changes in future government spending priorities and funding and a discontinuation of certain of our business operations could have a material adverse effect on our business, reputation, financial condition, results of operations and cash flow. Additionally, pursuant to a January 7, 2026 U.S. Executive Order, the U.S. Secretary of War could seek to limit our ability to pay cash dividends or make share repurchases if the Secretary of War determines that we have underperformed or lacked sufficient prioritization of, investment in or production speed in carrying out or performing under our U.S. government contracts.

Our plans are dependent upon key individuals and the ability to attract qualified personnel.

In order to execute our business plan, we will be dependent on Ora Elharar Soffer, our Chief Executive Officer and Director. The loss of Ms. Elharar Soffer could have a material adverse effect on our business prospects. Moreover, our success continues to depend to a significant extent on our ability to identify, attract, hire, train and retain qualified professional, creative, technical and managerial personnel.

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

Our operations depend, in part, on the continued performance of our information technology systems. Our information technology systems are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptions. Failure of our information technology systems could adversely affect our business, profitability, and financial condition. Although we have information technology security systems, a successful cybersecurity attack or other data security incident could result in the misappropriation and/or loss of confidential or personal information, create system interruptions, or deploy malicious software that attacks our systems. It is possible that we do not notice a cybersecurity attack for some period. The occurrence of a cybersecurity attack or incident could result in business interruptions from the disruption of the Company’s information technology systems, or negative publicity resulting in reputational damage with its shareholders and other stakeholders and/or increased costs to prevent, responding to or mitigating cybersecurity events. In addition, the unauthorized dissemination of sensitive personal information or proprietary or confidential information could expose the Company or other third parties to regulatory fines or penalties, litigation, and potential liability, or otherwise harm its business.

We may grow through mergers or acquisitions, which strategy may not be successful or, if successful, may produce risks in successfully integrating and managing the merged companies or acquisitions and may dilute our stockholders.

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

Mergers and acquisitions also frequently result in the recording of goodwill and other intangible assets, which are subject to potential impairments in the future and that could harm our financial results. In addition, if we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted, which could affect the market price of our common shares. As a result, if we fail to properly evaluate mergers, acquisitions or investments, we may not achieve the anticipated benefits of any such merger or acquisition, and we may incur costs more than what we anticipate. The failure to successfully evaluate and execute mergers, acquisitions or investments or otherwise adequately address these risks could materially harm our business, financial condition and results of operations.

Regulatory Risks and Compliance Barriers in the Defense UAV Sector

As the Company has transitioned into the defense UAV and drone sector, it becomes subject to a complex and evolving set of local and international regulations, licenses, and restrictions that govern the development, integration, marketing, and export/import of unmanned aerial systems (UAS) and related defense technologies.

Defense-related UAVs require a variety of approvals from governmental agencies, including — but not limited to — the Israeli Ministry of Defense (MOD), the Ministry of Economy, the Israeli Export Control Agency, the U.S. Department of Commerce (BIS), and the U.S. Department of State under ITAR (International Traffic in Arms Regulations). The failure to secure or maintain such authorizations could delay or prohibit the commercialization of our systems. We must interact with multiple U.S. government agencies, including the Defense Contract Audit Agency and the Defense Contract Management Agency, routinely audit government contractors. These agencies review the performance of companies under contracts, cost structure and compliance with applicable laws, regulations and standards, as well as the adequacy of and such companies’ compliance with their internal control systems and policies.

The drone industry is regulated in the United States by the FAA to ensure that drone related services meet safety and performance standards. The FAA prescribes standards and certification requirements for use of UAS for commercial and recreational purposes. The rule for operating UAS under 55 pounds in the U.S. national airspace is the FAA’s Small UAS Rule (14 CFR Part 107). On April 21, 2021, the FAA’s Operation of Unmanned Aircraft Systems Over People final rule (14 CFR Part 107 Subpart D) went into effect, allowing for routine drone operations over people under certain circumstances.

For any parts or “know-how” which may be exported from Israel, are subject to the Israeli Defense Export Control Agency within the Israeli Ministry of Defense, or DECA, regulation under the Defense Export Control Law, 5766-2007, or the Export Control Law and, collectively, Israeli Trade Control Laws, which impact our operations, for example by limiting our ability to sell, export, or otherwise transfer the products or technology, or to release controlled technology to non-Israeli companies.

Under the Export Control Law, an Israeli company may not conduct “defense marketing activity” without a defense marketing license from the Israeli Ministry of Defense and may be subject to a requirement to obtain a specific license from the Israeli Ministry of Defense for any export of defense related products and/or knowhow. The definition of defense marketing activity is broad and includes any marketing of “defense equipment,” “defense knowhow” or “defense services” outside of Israel, which includes “dual-use goods and technology,” (material and equipment intended in principle for civilian use and that can also be used for defensive purposes, such as certain of the products) that is specified in the list of Goods and Dual-Use Technology annexed to the Wassenaar Arrangement on Export Controls for Conventional Arms and Dual-Use Goods and Technologies, if intended for defense use only, or is specified under Israeli legislation. “Dual-use goods and technology” will be subject to control by the Israeli Ministry of Economy if intended for civilian use only.

In addition, under the Export Control Law, the Israeli Ministry of Defense and DECA have various audit and supervision powers to ensure compliance with the Export Control Law, to which violations are subject to criminal and administrative penalties. We are also required to submit periodic reports to DECA, and to maintain and retain records as to the information and documents pertaining to defense export transactions conducted.

The failure to satisfy the requirements under the Israeli Trade Control Laws, including the failure or inability to obtain necessary licenses or qualify for license exceptions, could delay or prevent the development, production, export, import, and/or in-country transfer of products and technology.

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

Internationally, the products and components may be subject to:

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

We are subject to risks associated with artificial intelligence (AI) technologies. When referring to AI, we generally mean a machine-based system with various levels of autonomy that can, for a given set of human-defined objectives, make predictions, recommendations or decisions influencing real or virtual environments, and use machine and human-based inputs to perceive real and virtual environments; abstract such perceptions into models through analysis in an automated manner; and use model inference to formulate options for information or action. We incorporate AI capabilities and generative AI capabilities, some of which we develop internally and some of which we obtain or license from third parties, into some of the products and solutions and in some of our development processes and business operations, and we expect to do so more in the future. Generative AI capabilities generally refer to our use of machine learning, deep learning, or other AI techniques to generate new outputs based on patterns and structures learned from training data, such as advanced data retrieval, code generation, natural language, images, videos, or recommendations. Such capabilities include, among others, large language models and vision language models, which are incorporated into certain of our internal enterprise processes, for example in the areas of supply chain management, engineering workflows, inventory oversight and project execution, and into certain of the products and solutions, for example in the areas of border protection, autonomous solutions, C4I systems, network centric information and operational systems and intelligence gathering systems. The rapid pace and complexity of generative AI development may require the investment of significant resources for us to remain competitive, and such investments may not produce successful outcomes or the returns that we expect. In addition, our competitors may incorporate generative AI into their development tools or products more quickly or more successfully than us, which could impair our ability to compete effectively. It is possible that generative AI will become a disruptive technology, causing a radical change in our industry. If we are unable to timely adapt to such change, we may fall behind our competitors. Generative AI is a rapidly developing technology, with a developing legal framework. Current and future AI-related regulations may impose certain obligations on us, and the costs of monitoring and responding to such regulations, as well as the consequences of non-compliance, could have an adverse effect on our operations or financial condition. Furthermore, our use of AI may expose us to additional liability, litigation, as well as increased cybersecurity risks, risks related to IP ownership, IP infringement, disclosure of personal identifiable information, loss of confidential information, faulty manufacturing, misuse of AI, limited explainability and traceability of AI, as well as other technological, operational, reputational, and regulatory risks that are hard to predict, particularly if the AI we adopt, or data it is based on, produces errors or AI bias, generates inaccurate, incomplete or misleading outputs, contains open source copyrighted material, infringes upon existing technology or otherwise does not function as intended. All of these risks could have a material adverse effect on our business, reputation, financial condition, results of operations and cash flow.

We are likely to compete with certain potential customers. The defense industry is dominated by a relatively small number of large prime contractors that have, in recent years, aggressively pursued vertical integration by acquiring or developing in-house capabilities that compete with our offerings in certain areas. This trend creates a ‘co-opetition’ dynamic where we must seek subcontracts in some cases from the same entities with whom we compete for larger programs. Decisions by these prime contractors to ‘insource’ requirements rather than utilize our specialized solutions or our failure to maintain good business relations with them, or further horizontal consolidation among them, could significantly reduce our addressable market and harm our financial results.

Part of our revenues are derived from competitively awarded contracts. Part of our revenues are derived from contracts awarded through competitive bidding processes, primarily with governmental customers. These processes are complex, costly and time consuming, and we may not be successful in winning new contracts or renewals on favorable terms, or at all. Competitive procurements sometimes require us to submit technical and pricing proposals before the completion of product design, requiring assumptions regarding performance, cost, schedule and supply chain availability that may later prove inaccurate. If our estimates are incorrect, our margins may be reduced and we may incur losses. In addition, use of tenders, as well as indefinite delivery, indefinite quantity and other multi-award contracts, may intensify competition, increase pricing pressure and require repeated competition for task or delivery orders. Moreover, even when we possess the necessary qualifications for a specific new contract, we may not secure the business due to the government’s approach of promoting a broad and varied group of contractors. We may also face bid protests from unsuccessful bidders, leading to added costs and possible contract changes and delays. If we are unable to consistently win competitively awarded contracts or replace expiring contracts, this could have a material adverse effect on our business, reputation, financial condition, results of operations and cash flow.

We depend on governmental security clearance and governmental approvals for international sales, procurement and acquisitions. Many of our contracts with governmental customers require us to maintain security clearances and employ staff with specific qualifications, experience, and clearance levels. If we or our employees fail to obtain or maintain the necessary clearances, we may be unable to secure new contracts, and current customers could end their contracts or choose not to renew them. Additionally, our international sales, as well as our ability to attract and retain highly skilled personnel and access or procure technology, software and hardware, depend largely on export authorizations and other approvals from the governments of Israel, the U.S. and other countries, the receipt, maintenance and renewal of which may be delayed or disrupted by government actions or inaction, including regulatory or policy changes or U.S. government shutdowns. Our suppliers are also subject to applicable authorizations and approvals. From time to time, we may be unable to obtain such approvals and approvals granted to us may expire or be revoked or new approval requirements may be implemented by governmental authorities. Since the outbreak of the “Swords of Iron” war, we have experienced increased delays and stringency in the provision of approvals by certain foreign governments to export certain materials and components to Israel, which can cause supply chain disruptions. If we, our customers or our suppliers fail to obtain or comply with governmental approvals, or if certain approvals previously obtained are revoked or expire and are not renewed for any reason, including due to changes in political conditions, increasing stringency of international export control requirements to Israel or to countries we operate in (such as the controls on the export of U.S. developed computer chips that power AI technologies), or imposition of sanctions, our ability to sell the products and services to overseas customers and our ability to obtain, develop or manufacture goods and services essential to our business could be interrupted, resulting in a material adverse effect on our business, reputation, financial condition, results of operations and cash flow.

We depend on a global supply chain for critical components, and disruptions could adversely affect our operations.
The products rely on the availability of key components, including semiconductors, sensors, communication modules, propulsion systems, and batteries. Supply chain disruptions may arise from geopolitical tensions, export restrictions, sanctions, supplier constraints, transportation delays, or global shortages of critical materials. Certain components may have limited or single-source suppliers, and replacement may not be readily available on commercially reasonable terms. Any disruption in our supply chain could delay production, increase costs, and impair our ability to fulfill customer obligations.

Our operations are subject to aviation regulatory requirements, and failure to obtain or maintain required approvals could limit our ability to deploy UAV systems. Our unmanned aerial systems are subject to aviation regulations in multiple jurisdictions, including requirements related to airworthiness certification, operational approvals, Beyond-Visual-Line-of-Sight (BVLOS) operations, and Remote Identification compliance. Regulatory authorities such as the FAA, EASA, and other national aviation bodies may delay, restrict, or deny approvals due to safety, security, or policy considerations. Changes in applicable laws or regulations, or increased scrutiny of autonomous systems, could impose additional requirements, limit operational capabilities, or delay commercialization. If we fail to obtain, maintain, or renew necessary regulatory approvals, our ability to operate and expand our business could be materially adversely affected.

RF Spectrum and communication Risks: UAV systems rely on access to regulated radio frequency spectrum, and limitations or disruptions could impair system performance. Our platforms depend on radio frequency communications for command-and-control, data transmission, and payload operations. These communications are subject to regulation and licensing requirements in various jurisdictions. Interference, spectrum congestion, changes in regulatory policies, or failure to obtain or maintain required licenses could degrade system performance, reduce operational range, or disrupt missions. Any such limitations could adversely affect our ability to deliver reliable solutions to customers and may impact our business and results of operations.

We are subject to government procurement and anti-bribery and corruption rules and regulations. We are required to comply with government contracting rules and regulations relating to, among other things, cost accounting, sales of various types of munitions, anti-bribery and procurement integrity, which increase our performance and compliance costs. Our supply chain is also required to comply with many of these regulations. In addition, certain non-governmental entities with which we do business adopt their own anti-bribery and corruption rules and guidelines that may be applicable to us in connection with our engagements with them. These include the NATO Support and Procurement Agency (“NSPA”), NATO’s centralized procurement agency, rather than any individual NATO member state. Additionally various laws and regulations, including certain provisions of the Israel Penal Code, the OECD Convention on Combating Bribery of Foreign Public Officials in International Business Transactions, the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and corresponding legislation in other countries, prohibit providing personal benefits or bribes to government officials in connection with the governmental procurement process. Israeli defense exporters, such as SkyTech Orion Global Corp., are required to maintain and follow an anti-bribery/corruption compliance program.

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

Product Recalls May Harm Our Reputation and Operations

The Company operates in multiple regulated industries, as the defense drone and UAV sector through our SkyTech Orion Global Corp. and SkyTech Orion Ltd. entities. Possibly in the future we will be active in additional territories. Each of our target markets is exposed to different product safety risks and potential recall scenarios.

As we expand into the defense UAV market, additional recall and liability risks arise in relation to the functionality, reliability, and safety of our drone platforms and subsystems. Defense clients, including governmental entities, require strict compliance with safety, airworthiness, and performance standards. Any failure in flight control, communications, payload reliability, or mission-critical performance may trigger operational halts, recalls, or even contract termination.

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

We may be subject to product liability claims which may have a material adverse effect on our business

Malfunctions in, or undetected problems with the products or in our manufacturing processes, or misuse of the products could impair our financial results and give rise to potential product liability, breach of contract or other claims. We offer a wide portfolio of products and solutions, which is routinely being updated and adjusted. From time to time, we encounter unintentional defects or malfunctions in the products and solutions, or deficiencies in the manufacturing processes thereof. In addition, we often rely on subcontractors to design and manufacture some of the components that are embedded in our systems. In the event of defects in the design, production or testing of our or our subcontractors’ products and systems, including the products and solutions sold for safety purposes in the homeland security and commercial aviation areas, or if the cyber protection measures included in the products and solutions do not operate as intended, we could face substantial repair, replacement, or service costs, delays, potential liability and damage to our reputation. Similar issues could arise if we fail to timely implement and maintain adequate manufacturing processes and safeguards or if a defective part or deficient solution affects our development, production and operation infrastructures. In addition, we must comply with regulations and practices to prevent the use of parts and components that are considered as counterfeit or that violate third-party IP rights. Our efforts to implement appropriate design, manufacturing and testing processes for the products or systems may not be sufficient to prevent such occurrences. We could also be subject to claims if the products are intentionally or unintentionally misused. We may not be able to obtain product liability or other insurance to fully cover such risks in a cost-effective manner, which could have a material adverse effect on our business, reputation, financial condition, results of operations and cash flow.

Furthermore, any recall particularly in the defense sector could result in reputational harm that extends beyond the affected product and impairs future sales, tenders, or strategic collaborations. In addition, recalls may increase regulatory oversight and lead to increased compliance costs, legal exposure, and potential penalties.

UAV systems involve complex technologies and may fail to perform as expected in operational environments.

The products incorporate advanced autonomous flight systems, sensors, communication technologies, and software, which may contain defects, experience malfunctions, or fail under certain operating conditions, including harsh environments, electromagnetic interference, or loss of connectivity.

Failures in flight performance, navigation, or system integration could result in accidents, operational disruptions, or mission failure.

Given the mission-critical nature of many of our applications, such failures could lead to significant liability, reputational damage, regulatory scrutiny, and loss of customer confidence.

Environmental and weather conditions may limit the performance and deployment of UAV systems.

UAV systems may be affected by environmental conditions such as extreme temperatures, wind, precipitation, and electromagnetic interference.

Such conditions may limit operational availability, reduce system performance, or require suspension of missions.

If our systems do not perform reliably across diverse environmental conditions, customer satisfaction and adoption may be adversely affected.

Our officers and directors may be subject to conflict of interest.

The Company may be subject to various potential conflicts of interest because some of its officers and directors may be engaged in a range of business activities. In addition, the Company’s executive officers and directors may devote time to their outside business interests, so long as such activities do not materially or adversely interfere with their duties to the Company. In some cases, the Company’s executive officers and directors may have fiduciary obligations associated with these business interests that interfere with their ability to devote time to the Company’s business and affairs and that could adversely affect the Company’s operations. These business interests could require significant time and attention of the Company’s executive officers and directors.

In addition, the Company may also become involved in other transactions which conflict with the interests of certain directors and the officers who may from time-to-time deal with people, firms, institutions or companies with which the Company may be dealing, or which may be seeking investments similar to those desired by it. The interests of these people could conflict with those of the Company. In addition, from time to time, these people may be competing with the Company for available investment opportunities. Conflicts of interest, if any, will be subject to the procedures and remedies provided under applicable laws. In particular, if such a conflict of interest arises at a meeting of the Company’s directors, a director who has such a conflict will abstain from voting for or against the approval of such participation or such terms. In accordance with applicable laws, the directors of the Company are required to act honestly, in good faith and in the best interests of the Company.

We face significant competition in the market.

A significant portion of our revenue may depend on a limited number of customers.

We expect that a substantial portion of our revenue will be derived from a relatively small number of governmental and strategic customers.

These customers may have significant bargaining power and may delay, reduce, or cancel orders due to budgetary constraints, policy changes, or shifting priorities.

The loss of one or more key customers, or a significant reduction in orders, could have a material adverse effect on our business, financial condition, and results of operations.

We face intense competition from other companies, some of which can be expected to have more financial resources and manufacturing and marketing experience than the Company. Increased competition from larger and better financed competitors could materially and adversely affect the business, financial condition and results of operations of the Company. We are facing competition from startups and non-traditional defense contractors, including companies active in the deep-tech and more specifically, the defense-tech field, which is usually characterized by rapid innovation in areas such as AI, autonomous systems, software only products and the introduction of quantum computing. Such companies often have access to substantial resources from venture capital, private equity and other non-defense investment sources, operate under less stringent legal requirements compared to traditional defense companies and are sometimes favored by procurement policy. These factors may provide such companies with a competitive edge in terms of agility and innovation and may allow them to develop disruptive technologies at a faster pace and offer products at lower prices, with the potential to reshape the traditional defense market. Following recent global conflicts, funds have become increasingly available to these companies, which are expanding and capturing a larger market share on account of the traditional defense sector. If such expansion continues, we might be forced to reduce prices and may lose market share as well as research and development participation from our customers.

Any new offerings and technologies are likely to involve costs and risks relating to design changes, the need for additional capital and new production tools, satisfaction of customer specifications, adherence to delivery schedules, specific contract requirements, supplier performance, customer performance and our ability to predict program costs. New products sometimes lack sufficient demand or experience technological problems or production delays. Our customers frequently require demonstrations of working prototypes prior to awarding contracts for new programs or require short delivery schedules which sometimes require us to purchase long-lead items or materials and commence work in advance, without any certainty of receiving the contract award. Moreover, due to the design complexity of the products, or for other reasons, we sometimes experience delays in developing and introducing new products. Such delays could result in increased development efforts and costs, divert human and financial resources from other projects or increase the risk that our competitors will develop competing technologies that gain market acceptance in advance of the products. If we fail in our new product development efforts, or the products or services fail to achieve market acceptance more rapidly than the products or services of our competitors, our ability to obtain new contracts could be negatively impacted. Any of the foregoing costs and risks could have a material adverse effect on our business, reputation, financial condition, results of operations and cash flow.

We may not be able to obtain adequate insurance coverage and in the case of liability the lack of adequate insurance may have a material adverse effect on our business.

We have insurance to protect our assets, operations and employees. While we believe our insurance coverage addresses all material risks to which the Company may be exposed and is adequate and customary in our current state of operations, such insurance is subject to coverage limits and exclusions and may not be available for the risks and hazards to which the Company is exposed. In addition, no assurance can be given that such insurance will be adequate to cover the Company’s liabilities or will be generally available in the future or, if available, that premiums will be commercially justifiable. If the Company were to incur substantial liability and such damages were not covered by insurance or were in excess of policy limits, or if the Company were to incur such liability at a time when it is not able to obtain liability insurance, its business, results of operations and financial condition could be materially adversely affected.

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

While we were incorporated in Delaware, all our executive officers and directors reside outside of the United States, and all of our assets and most of the assets of these persons are located outside of the United States. Therefore, a judgment obtained against us, or any of these persons, including a judgment based on the civil liability provisions of the U.S. federal securities laws, may not be collectible in the United States and may not be enforced by an Israeli court. It also may be difficult for you to effect service of process on these persons in the United States or to assert U.S. securities law claims in original actions instituted in Israel. Additionally, it may be difficult for an investor, or any other person or entity, to initiate an action with respect to U.S. securities laws in Israel. Israeli courts may refuse to hear a claim based on an alleged violation of U.S. securities laws reasoning that Israel is not the most appropriate forum in which to bring such a claim. In addition, even if an Israeli court agrees to hear a claim, it may determine that Israeli law and not U.S. law is applicable to the claim. If U.S. law is found to be applicable, the content of applicable U.S. law must be proven as a fact by expert witnesses, which can be a time consuming and costly process. Certain matters of procedure will also be governed by Israeli law. There is little binding case law in Israel that addresses the matters described above. As a result of the difficulty associated with enforcing a judgment against us in Israel, you may not be able to collect any damages awarded by either a U.S. or foreign court.

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

Risks Related to our Intellectual Property

If we are unable to obtain and maintain intellectual property protection for the product offerings, or if the scope of the intellectual property protection we obtain is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize the products may be impaired.

Our ability to compete successfully will depend in part on our ability to obtain and enforce patent protection for the products, preserve our trade secrets and operate without infringing the proprietary rights of third parties. Filing, prosecuting, and defending patents on the products and other technologies in all countries throughout the world would be prohibitively expensive and time-consuming, and the laws of some foreign countries may not protect our rights to the same extent as the laws of the United States. We may not be able to file, prosecute, maintain, enforce, or license all necessary or desirable patents or patent applications at a reasonable cost or in a timely manner, or in all jurisdictions, or at all, or may choose not to do any of the foregoing.

Moreover, while we have applied for a patent that protect aspects of the products in the United States but the products are not covered by any patent protection, and we cannot assure you that our intellectual property position, will not be challenged or that all patents for which we have applied will be issued on a timely basis or at all, or that such patents will protect our technology, in whole or in part, or be issued in a form that will provide us with meaningful protection, prevent competitors from competing with us, or otherwise provide us with any competitive advantage. Although patents are presumed valid and enforceable upon issuance, a patent may be challenged as to its inventorship, scope, validity, or enforceability.

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

There is often litigation between competing companies relying on their respective technologies based on allegations of infringement or other violations of intellectual property rights. Our future success depends, in part, on not infringing the intellectual property rights of others. We may be unaware of the intellectual property rights of others that may cover some or all our technology. Any such claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering some portion of the products, or require that we comply with other unfavorable terms. We may also be obligated to indemnify our customers or channel partners in connection with any such litigation and to obtain licenses or modify the products, which could further exhaust our resources. Patent infringement, trademark infringement, trade secret misappropriation and other intellectual property claims and proceedings brought against us, whether successful or not, could harm our brand, business, results of operations and financial condition. Litigation is inherently uncertain, and any judgment or injunctive relief entered against us or any adverse settlement could negatively affect our business, results of operations and financial condition. In addition, litigation can involve significant management time and attention and be expensive, regardless of the outcome. During litigation, there may be announcements of the results of hearings and motions and other interim developments related to the litigation. If securities analysts or investors regard these announcements as negative, the trading price of our common stock may decline.

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

Risks related to Cybersecurity

Cyberattacks, security vulnerabilities, or failures in our cybersecurity framework could disrupt operations, compromise sensitive data, or harm our reputation.

The drone and UAV platforms, command-and-control systems, and supporting software infrastructure rely on complex information technology systems that may be vulnerable to cyberattacks, unauthorized access, system failures, or data breaches.

Threat actors, including state-sponsored entities, may attempt to disrupt operations, interfere with flight control systems, gain unauthorized access to mission data, or exploit vulnerabilities in third-party components integrated into our platforms.

Any such incident could result in operational disruption, mission failure, loss of intellectual property, regulatory penalties, increased costs, and reputational harm.

Although we implement cybersecurity measures and continuously seek to enhance our defences, we cannot assure that such measures will be effective against all threats. As we expand our operations and integrate additional technologies, our exposure to cybersecurity risks may increase.

Risks Relating to Our Israel Operations

The Company’s entire executive leadership, strategic management, and core operations are based in Israel, operating through its wholly owned subsidiary CTGL Citrine Global Israel Ltd. and its majority-owned subsidiary SkyTech Orion Ltd. Israel Ltd.

On October 7, 2023, a large-scale war broke out in Israel, resulting in a sustained period of national crisis. The war caused widespread uncertainty and instability in the country, disrupted the Israeli economy, and affected the Company’s operations. During 2025, the Company continues to experience significant disruptions because of this ongoing conflict. The Company has focused on carefully monitoring the situation, reviewing its financial position, and evaluating the status of its assets and holdings considering the challenging environment.

Management is actively assessing the potential impacts of the war on the Company’s operations, investments, and liquidity. This includes analyzing risks to ongoing activities, ensuring the stability of existing assets, and preparing for different scenarios that may arise depending on the duration and intensity of the conflict.

The ongoing war in Israel, which began in October 2023, and now continues with operations against Iran, has created a complex and volatile geopolitical and security environment. This conflict involving sustained hostilities in multiple regions, including the southern and northern borders poses several risks to the Company’s current and planned operations in Israel, including:

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

We face risks in our international operations. We plan to derive a significant portion of our revenues from international sales. Entry into new markets as well as changes in international, political, economic or geographic conditions could cause significant reductions in our revenues and profitability. In addition to the other risks from international operations set forth elsewhere in these risk factors, some of the risks of doing business internationally include a potential deterioration in geopolitical or trade relations between countries, international trade sanctions, and imposition of or increases in tariffs and other trade barriers and restrictions. Imposition of or increases in import restrictions or tariffs by any government could lead to retaliatory actions by other countries, which could have broad effects in many industries and economies internationally (see also “Financial-Related Risks – Tariffs and trade tensions could have an adverse effect on economic conditions and financial markets” below). Broad-based international trade conflicts, as well as conflicts involving the State of Israel, such as the “Swords of Iron” war and related geopolitical responses, have had and may continue to have negative consequences on the demand for the products and services outside Israel as well as on exports from other countries to Israel, including by our suppliers (see “Risks Related to Our Israeli Operations and Environment – Conditions in Israel and the Middle East may affect our operations” below). Such conflicts could also make it more difficult for us to meet industrial participation requirements. Some of our global subsidiaries and their employees and business partners are also subject from time to time to protests, vandalism and other forms of disruption and attack that are aimed against Israel, Skytech Orion Global Corp. and/or Israeli defense contractors in general, and which sometimes create risks to our people, disrupt our operations and increase our costs. These efforts, which include organized boycotts and divestment efforts aimed at withdrawing investments, terminating various of our engagements and closing regional facilities, could continue or increase in the future. Other risks of doing business internationally include political and economic instability in the countries of our customers and suppliers, changes in diplomatic and trade relationships among countries and the increasing instances of terrorism and armed conflicts worldwide, some of which may be affected by Israel’s overall political situation. Trade restrictions applied by the Israeli government on certain countries sometimes limit our sales to other governments that themselves do not impose restrictions. In addition, a variety of entity-specific sanctions by the Israeli government, the EU, the U.S. government or other governments or international organizations that apply with respect to our counterparties to certain contracts, may make it difficult or impossible to complete agreements with such counterparties or other related contracts. A continuation or escalation of the conflict between Russia and Ukraine could continue to affect Eastern Europe and other regions and increase the volatility of global economic conditions. We are unable to predict the full impact of either the conflict between Russia and Ukraine or conflicts in the Middle East on the economy generally or on our business and operations. Any of the foregoing risks could have a material adverse effect on our business, reputation, financial condition, results of operations and cash flow.

Risks Related Ownership of Our Securities

Our share price may be volatile and may decline. Numerous factors, some of which are beyond our control and unrelated to our operating performance or prospects, may cause the market price of our ordinary shares to fluctuate significantly. Factors affecting market price include, but are not limited to: (i) variations in our operating results and ability to achieve our key business targets; (ii) sales or purchases of large blocks of stock; (iii) changes in securities analysts’ earnings estimates or recommendations; (iv) differences between reported results and those expected by investors and securities analysts; and (v) changes in our business, including announcements of new contracts or other major events by us or by our competitors. In addition, we could be subject to securities class action litigation following periods of volatility in the market price of our ordinary shares.

Other general factors and market conditions that could affect our stock price include but are not limited to changes in: (i) the market’s perception of our business; (ii) the businesses, earnings estimates or market perceptions of our competitors or customers; (iii) the outlook for the defense, homeland security and commercial aviation industries; (iv) general market, economic (including changes in Israel’s credit rating) or health (including pandemics) conditions unrelated to our performance; (v) the legislative or regulatory environment; (vi) government defense spending or appropriations; (vii) military or defense activities and conflicts locally and worldwide; (viii) the level of national or international hostilities; and (ix) the general geopolitical environment (including the perceived value of investing in an Israeli defense company). A significant increase in our share price can also increase our payment obligations under our stock price-linked employee compensation plans.

Restrictions under Israeli government grant may pose specific demands on our operational and corporate flexibility

The Company has received a grant from the Israeli Ministry of Economy and Industry, which subjects certain aspects of its operations to regulatory and contractual restrictions. Under the terms of the applicable grant and governing regulations, SkyTech Orion Ltd. and the real property associated with the funded project are required to remain under majority Israeli ownership and control for a specified period.

These requirements may restrict the Company’s ability to effect changes in its ownership structure, including transfers of equity interests, mergers, acquisitions, or other strategic transactions involving the relevant entity. In addition, the Company may be limited in its ability to sell, lease, or otherwise transfer rights in the associated land without prior governmental approval.

Any failure to comply with these requirements, or any attempt to undertake restricted action without obtaining the necessary approvals, could result in the imposition of penalties, including the obligation to repay all or a portion of the grant, along with additional sanctions.

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

You may experience future dilution because of future equity offerings.

We have incurred losses and may require additional capital to support our operations and growth. We have incurred operating losses and may continue to require significant capital to fund research and development, production scaling, regulatory compliance, and market expansion. Our ability to achieve profitability depends on a variety of factors, including successful commercialization, cost management, and market adoption of our solutions. If we are unable to raise additional capital on acceptable terms, we may be required to delay or reduce our operations, which could adversely affect our business.

Our Amended and Restated Articles of Incorporation authorize the issuance of a maximum 2,000,000,000 shares of common stock. Any additional financing effected by us may result in the issuance of additional securities without stockholder approval and the substantial dilution in the percentage of common stock held by our then existing stockholders. In addition, we have reserved 380,000,000 shares of common stock for issuance under the 2018 Equity Incentive Plan. The issuance of such additional shares of common stock, or securities convertible or exchangeable into common stock, may cause the price of our common stock to decline. Additionally, if all or a substantial portion of these shares are resold into the public markets then the trading price of our common stock may decline.

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

Our common stock is quoted on the OTC under the symbol “CTGL,” and, to date, has traded on a limited basis.” We cannot assure you that an active public market will continue for our common stock. If an active public market for our common stock does not continue, the trading price and liquidity of our common stock will be materially and adversely affected. If there is a thin trading market or “float” for our stock, the market price for our common stock may fluctuate significantly more than the stock market as a whole. Without a large float, our common stock would be less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile. In addition, in the absence of an active public trading market, investors may be unable to liquidate their investment in us. Furthermore, the stock market is subject to significant price and volume fluctuations, and the price of our common stock could fluctuate widely in response to several factors, including, but not limited to:

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

Item 1C. Cybersecurity

1. Board of Directors’ Oversight

Our Board of Directors is responsible for the oversight of risks from cybersecurity threats. As the Company does not have a separately constituted Cyber Security committee, the entire Board of Directors fulfills this function. The Board receives reports from management on an as-needed basis regarding information technology and security matters, allowing it to monitor the Company’s risk management processes.

2. Management’s Role

Our senior management is responsible for the day-to-day assessment and management of our cybersecurity risks. This function is led by our Chief Executive Officer and Chief Financial Officer, who have overall responsibility for the Company’s risk management.

While our executive officers are not cybersecurity experts, they have extensive experience in business management and corporate governance. For specific technical expertise, management leverages and consults with our external information technology consultants to advise on threat identification, prevention, and other cybersecurity matters. In the event of a cybersecurity incident, management would be responsible for implementing response procedures and reporting the matter to the Board of Directors. The Board is currently considering adding FMA/2FA as a prophylactic approach. As of the date of this report, no cybersecurity incident (or aggregation of incidents) or cybersecurity threat has materially affected our results of operations or financial condition. However, an actual or perceived breach of our security could damage our reputation and cause damage to our relationships, , as well as prevent us from attracting new clients / customers. and / or subject us to third-party lawsuits, regulatory fines or other actions or liabilities, any of which could adversely affect our business, operating results or financial condition. We currently do not carry a cyber liability insurance policy, but are evaluating whether to acquire one to mitigate any financial impact of a cybersecurity breach.

ITEM 2. PROPERTIES

A description of the premises we utilize in several of our facilities is as follows:

Entity	Property Description

Skytech Orion Global Corp	Bethesda Metro Center, #700, Bethesda, Maryland 20814. *
CTGL Citrine Global israel Ltd
SkyTech Orion Ltd.	located at 5 Rashi St. Yerucham, 8050743 Israel - 125,000 square feet (approximately 11,687 square meters) or approximately three acres of industrial land in Yerucham, a city in southern Israel, where we intend to build Operational Production and Innovation Center

* Skytech Orion Global Corp. #3 Bethesda Metro Center, #700, Bethesda, Maryland 20814. This office serves as our American office just outside Washington, DC, and is let to us by attorney David Price. The space and facilities are sufficient for the company currently.

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

Holders of our Common Stock

As of December 31, 2025, the Company had 120 registered stockholders holding shares of common stock; and 15th April, 2026.

DESCRIPTION OF THE REGISTRANT’S SECURITIES

REGISTERED PURSUANT TO SECTION 12 OF THE SECURITIES

EXCHANGE ACT OF 1934

General

We are currently authorized to issue up to 2,000,000,000 shares of Common Stock and as of the date of this Annual shares of common stock are outstanding. All of our issued and outstanding shares have been validly issued, fully paid and non-assessable.

Our bylaws permit the board of directors to issue the whole or any part of any unissued balance of the authorized capital stock. Our certificate of incorporation permits us to increase or decrease the number of authorized shares of Common Stock by the affirmative vote of the holders of a majority of the stock of the Company entitled to vote.

Common Stock

Voting Rights

Holders of our Common Stock are entitled to one vote for each share held on all matters submitted to a vote of our stockholders. Holders of our Common Stock have no cumulative voting rights. Further, holders of our Common Stock have no preemptive, conversion, redemption or subscription rights and there are no sinking fund provisions applicable to our Common Stock.

Liquidation Rights

In the event of our liquidation, dissolution or winding-up, holders of our Common Stock have the right under Section 281 of the Delaware General Corporation Law to a ratable portion of assets remaining after satisfaction in full of the prior rights of our creditors, all liabilities and the total liquidation preferences of any outstanding shares of preferred stock.

Dividends

Subject to preferences that may be applicable to any outstanding shares of preferred stock, holders of our Common Stock are entitled to receive dividends, if any, as may be declared from time to time by our board of directors, or board, out of our assets which are legally available.

Preferred Stock

Warrants and Options

●	options to purchase 45,511,888 shares of our Common Stock, at a weighted average exercise price of $0.05 per share; and
●	warrants to purchase 23,628,962 shares of our Common Stock, at a weighted average exercise price of $0.05 per share.

Convertible Promissory Notes

In the last three years, we issued convertible promissory notes in an aggregate principal amount of $1,700,000 in a series of convertible loan agreements .

Anti-Takeover Provisions

The provisions of Delaware law, our Certificate of Incorporation and our Bylaws may have the effect of delaying, deferring or discouraging another person from acquiring control of the Company. These provisions, which are summarized below, may have the effect of discouraging takeover bids. They are also designed, in part, to encourage persons seeking to acquire control of us to negotiate first with our board of directors. We believe that the benefits of increased protection of our potential ability to negotiate with an unfriendly or unsolicited acquirer outweigh the disadvantages of discouraging a proposal to acquire us because negotiation of these proposals could result in an improvement of their terms.

Amended and Restated Certificate of Incorporation and Amended and Restated Bylaw Provisions

Our amended and restated certificate of incorporation and our amended and restated bylaws include a number of provisions that could deter hostile takeovers or delay or prevent changes in control of our management team, including the following:

●	Board of directors’ vacancies. Our Certificate of Incorporation provides that vacancies on the board of directors may be filled only by the affirmative vote of a majority of the directors then in office, irrespective of whether there is a quorum, or by a sole remaining director. Additionally, the number of directors to serve on our board of directors is fixed solely and exclusively by resolution duly adopted by our board of directors. This would prevent a stockholder from increasing the size of our board of directors and then gaining control of our board of directors by filling the resulting vacancies with its own nominees. This makes it more difficult to change the composition of our board of directors but promotes continuity of management.

●	Special meetings of stockholders. Our Certificate of Incorporation currently provides that special meetings of our stockholders may be called by the board of directors acting pursuant to a resolution approved by the affirmative vote of a majority of the directors then in office, and special meetings of stockholders may not be called by any other person or persons.

●	No cumulative voting. The Delaware General Corporation Law provides that stockholders are not entitled to the right to cumulate votes in the election of directors unless a corporation’s certificate of incorporation provides otherwise. Our amended and restated certificate of incorporation does not provide for cumulative voting.

●	Amendment of charter provisions. Any amendment of our Certificate of Incorporation requires the affirmative vote of the majority of the outstanding shares of capital stock entitled to vote on such amendment, and the affirmative vote of the majority of the outstanding shares of each class entitled to vote thereon as a class. Amendments to the Bylaws may be executed pursuant to a resolution by the board of directors pursuant to an affirmative vote of a majority of the directors then in office, or by the affirmative vote of at least 75% of the outstanding shares of capital stock entitled to vote.

●	Issuance of undesignated preferred stock. Our board of directors has the authority, without further action by the stockholders, to issue up to 50,000,000 shares of undesignated preferred stock with rights and preferences, including voting rights, designated from time to time by our board of directors. The existence of authorized but unissued shares of preferred stock, which may be converted into large numbers of shares of Common Stock, would enable our board of directors to render more difficult or to discourage an attempt to obtain control of us by means of a merger, tender offer, proxy contest or other means.

●	Delaware Business Combination Statute. The Company is subject to the “business combination” provisions of Section 203 of the Delaware General Corporation Law. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder for a period of three years following the date such person becomes an interested stockholder, unless the business combination or the transaction in which such person becomes an interested stockholder is approved in a prescribed manner. Generally, a “business combination” includes a merger, asset or stock sale, or other transaction resulting in a financial benefit to the interested stockholder. Generally, an “interested stockholder” is a person that, together with affiliates and associates, owns, or within three years prior to the determination of interested stockholder status did own, 15% or more of a corporation’s voting stock. The existence of this provision may have an anti-takeover effect with respect to transactions not approved in advance by our board of directors, and the anti-takeover effect includes discouraging attempts that might result in a premium over the market price for the shares of our Common Stock.

●	Exclusive forum. Unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws, or (iv) any action asserting a claim against us governed by the internal affairs doctrine. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees.

Transfer Agent and Registrar 2023

The transfer agent and registrar for our Common Stock is Cleatrust LLC, 16540 Pointed Village Dr #210, Lutz, Fla 33558, (813) 235-4490

Listing

Our Common Stock is quoted on the OTC under the symbol “CTGL.”

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain aggregate information with respect to the Company’s shares of common stock that as of December 31, 2025, were issuable under its equity compensation plans in effect.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column) (3)
Equity compensation plans approved by security holders	121,351,320	$0.026	57,470,658

Equity compensation plans not approved by security holders	-	-	-

Total	121,351,320	$0.026	57,470,658

(1)	Represents shares of common stock issuable under our 2017 and 2018 Employee Incentive Plan and upon exercise of outstanding options to purchase 122,529,342 shares of common stock.

(2)	The weighted average remaining term for the expiration of remaining stock options is 1-2 years.

(3)	Represents shares of common stock available for future issuance under equity compensation plans. “Equity Compensation Plan” under Item 11 hereof contains a description of the material features of the 2017 Employee Incentive Plan and the 2018 Stock Incentive Plan.

Recent Sales of Unregistered Securities

None.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our audited consolidated financial statements for the fiscal years ended December 31, 2025 and December 31, 2024 and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the year ended December 31, 2025, as compared to the fiscal year ended December 31, 2024. This discussion should be read in conjunction with our consolidated financial statements for the fiscal years ended December 31, 2025 and December 31, 2024 and related notes included elsewhere in this Annual Report on Form 10-K. These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain numerous forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly in “Item 1A. Risk Factors.”

Significant Recent Events

On January 7, 2025, Deer Light Ltd signed an investment agreement with SkyTech Orion Global Corp. (the “Company”). under which it committed to invest USD 137,000 in exchange for 13.7 million common shares and warrants to purchase an additional 13.7 million shares at an exercise price of $0.01 per share. The warrants are exercisable by December 31, 2025, or upon uplisting to a national stock exchange, whichever comes first. The investment is to be completed no later than March 15, 2025, and may be partially executed through direct supplier payments. As of March 2025, the investment has been fully completed. On November 30, 2025, the warrants were exercised, and an additional 13.7 million common shares were issued to Deer Light Ltd.

On January 12, 2025, SkyTech Orion Ltd., the Israeli subsidiary of CTGL - Citrine Global., received official notification from the Israeli Ministry of Economy and Industry that it had been awarded a government grant in the amount of NIS 12.5 million (approximately USD 4 million). The grant, in the amount of NIS 12.5 million (approximately USD 4 million), is structured as reimbursements of approximately 37.5% of the Company’s eligible expenses, including construction, equipment, services, and other costs submitted in connection with the establishment of the SkyTech Innovation and Production Center. The grant was awarded as part of a national strategic program supporting the defense sector. The funds are designated for the establishment of the SkyTech Innovation and Production Center in the city of Yeruham, Israel, on land of 11.7-dunam (about 2.89 acres) plot. that had previously been allocated to the subsidiary by the State of Israel as part of a prior grant for the construction of an Operational Innovation Center.

This new grant is in addition to the prior allocation and supports the construction of approximately 5,000 square meters the Center that will include assembly lines, R&D laboratories, testing facilities, and an advanced production system focused on developing and manufacturing defense-grade UAV and drone solutions.

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

On March 26, 2025, the Board approved to increase the share capital of Cannovation Center Israel Ltd. and CTGL Citrine Global Israel Ltd.

On March 26, 2025, SkyTech Orion Ltd. (Previously named Cannovation Center Israel Ltd.) increased the use of the credit facility originally entered into in March 2023 with S.R. Accord Ltd. to an amount of NIS 1,000,000 (approximately $330,000) with the credit frame of NIS Three Million New Israeli Shekels (NIS 3,000,000) (approximately USD 965,000). In accordance with the framework agreement with S.R. Accord, the facility was supported by formal signatures from the following entities: Citrine Global Corp. (DBA SkyTech Orion Global Corp.) ), CTGL Citrine Global Israel Ltd., SkyTech Orion Ltd. (Previously named Cannovation Center Israel Ltd., and Beezhome Technologies Ltd., a private company wholly owned by Ms. Ora Elharar Soffer. In addition, personal guarantees were provided by Ms. Ora Elharar Soffer and Mr. Lior Asher, and the Company together with its affiliates undertook to provide full indemnification to the guarantors for any liability that may arise from the personal guarantee.

On April 3, 2025, A binding Settlement Agreement was reached with a former consultant of our subsidiary, Cannovation Center Israel Ltd., relating to management fees and compensation for the notice period. This has been fully paid.

On April 8, 2025, in accordance with the grant requirements, a digital bank guarantee in the amount of NIS 625,000 (approximately USD 196,000) was issued by Bank Mizrahi. The guarantee is backed by an unlimited personal guarantee from Ms. Ora Elharar Soffer and a limited personal guarantee from Mr. Meir Aharon, who, through his consulting and construction company, has been engaged to build the SkyTech Center in Yeruham.

On April 8, 2025, a contract was signed with M. Aharon Construction & Projects Ltd. for the construction of the concrete skeleton of the SkyTech Center in Yeruham. The agreement includes exclusivity subject to conditions, with price adjustments permitted in exceptional circumstances such as significant material cost increases or delays in permitting. Mr. Aharon committed to a personal guarantee and bank collateral, and the Company undertook to grant him the right of first refusal, a bonus for his commitment (including options), and full indemnification by Citrine Global, SkyTech Orion Ltd. (Previously named Cannovation Center Israel Ltd.), and CTGL. The Company is no longer bound by this contract and may request proposals from other companies.

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

On October 5th, 2025, Mr Lior Asher was appointed Director at SkyTech Orion Global Corp. in addition to him serving as director in the Israeli subsidiaries CTGL Citrine Global Israel Ltd. and SkyTech Orion Ltd.

During the period, and following a number of board meetings and discussions, the company’s Board of Directors approved the granting of bonuses to the Company’s officers and external consultants, in a total amount of approximately $126 thousand. The bonuses were granted as consideration for professional services, management efforts, the preparation and submission of the financial reports, support of the changes in the Company’s operations, and additional actions performed. As the Company’s cash flow position did not allow for cash payments, and in accordance with the terms approved at the time the obligations were incurred, the consideration is being settled through the issuance of the Company’s common shares at a price of $0.001 per share. This price reflects the share price during an extended period in which no material trading activity occurred, corresponding to the period in which the underlying obligations were established.

The total consideration represents the issuance of approximately 126 million common shares, allocated proportionally among all eligible recipients based on the value of services and compensation approved for each party. In addition, all eligible recipients were granted the option to receive the consideration in cash at a future date, subject to the completion of a capital raise and approval by the Board of Directors. The portion of the total amount attributable to the Company’s officers is as follows: Ora Elharrar-Soffer $50,000 , Ilanit Halperin – $20,000, Lior Asher – $20,000 , David Kretzmer – $5,000 The remaining amount relates to consultants who supported the Company’s activities.

On September 29, 2025, the Board of Directors approved a reverse stock split at a ratio ranging from 1-for-2 to 1-for-20, with the final ratio to be determined by the Board.

In October 2025, SkyTech Orion Global Corp., (ID26558833) a Maryland corporation, was established and initially owned by attorney David Price. On January 27, 2026, SkyTech Orion Global Corp., (ID26558833) the Maryland entity was transferred and became a wholly owned (100%) subsidiary of SkyTech Orion Global Corp., a Delaware corporation.

On November 29, 2025, the Company received the approval of its shareholders to effect a reverse stock split at a ratio ranging from 1-for-2 to 1-for-20.

On December 22rd, 2025, The board approved to raised its authorized common shares from 1,500,000,000 to 2,000,000,000

Subsequent Events

On January 21, 2026, the board approved :

●	The opening of a bank account for SkyTech Orion Global Corp. Delaware SkyTech Orion Global Corp Maryland with the signatories: The CEO Ora Elharar-Soffer and David Kretzmer , Director.

●	To increase the company’s existing ESOP from 180,000,000 to 380,000,000 options (an additional 200,000,000 options), to be used for employees and advisors in Israel.

●	To updated compensation plan and equity allocations, A. Equity-Based Compensation (Options and/or Shares) Advisors and Service Providers: The Board approved a total issuance of approximately 32 million shares and 15.5 million options to U.S. and Israel-based advisors and service providers. The Company’s management was authorized to allocate these instruments based on individual contribution according to each advisor’s respective agreement and specific vesting and retention terms. B. Directors and Senior Management: The Board approved the grant of stock options to purchase ordinary shares, vesting quarterly over a two-year period, as follows: Ora Elharar-Soffer: 100 million options (exercise price at market price on grant date + 10%), vesting over two years starting September 2025. Lior Asher: 41 million options, exercise price at market price on grant date , vesting over two years starting September 2024.Ilanit Halperin: 20 million options, exercise price at market price on grant date ,vesting over two years starting September 2025. Ronit Pasternak: 10 million options, exercise price at market price on grant date ,vesting over two years starting September 2025.David Kretzmer: 7.5 million options, exercise price at market price on grant date ,vesting over two years starting September 2025.All grants are subject to the terms and conditions of the Company’s existing Share Option Plans, as previously approved for senior management and advisors respectively. B. Cash Compensation Effective January 2026, the Board approved updated monthly management fees and salaries for the following officers: Ora Elharar-Soffer (USD 30,000), Ilanit Halperin (USD 12,000), and David Kretzmer (USD 5,000).Effective January 2026, the Board approved updated monthly management fees and salaries for the following officers: Ora Elharar-Soffer (USD 30,000), Ilanit Halperin (USD 12,000), and David Kretzmer (USD 5,000).

●	The board also reapproved full and irrevocable indemnification from SkyTech Orion Global Corp and its subsidiaries (CTGL Citrine Global Israel Ltd and SkyTech Orion Ltd) to Ora Elharar-Soffer and Lior Asher for all personal guarantees, commitments, loans, and obligations undertaken by them personally or through their companies on behalf of the company.

●	The Board resolved to terminate all activities related to nutritional supplements to focus exclusively on the defense and drone sectors. All related commercial engagements, including those with “iBOT Israel,” were canceled, and all prior payments made by the Company will be refunded to the company against a credit invoice. Ora Elharar-Soffer is authorized to continue the activity privately should she choose. All rights will be transferred to her without consideration, and SkyTech waives any further claims or responsibility regarding this field.

●	The board approved renting approx. 300 sqm in Ofakim from “Or HaTzvi,” owned by Director Lior Asher, subject to final approval by the Ora Elharar Soffer the CEO and execution of a approved lease agreement.

●	On January 27, 2026, it was resolved by SkyTech Orion Global Corp. Delaware that since it represents 100% of the issued stock of SKYTECH ORION GLOBAL CORP. (Maryland) and that the Board of Directors for Skytech Orion Global Corp. (Maryland #D26558833) shall be Ora Elharar Soffer, Ilanit Halperin, David Kretzmer and Lior Asher

On March 11, 2026, the board approved

●	An engagement with a U.S. investment firm to lead the Company’s capital raising efforts.

●	A bridge loan of approximately $100,000 (NIS 345,000) from an Israeli financing company. The loan has a term of 6 months, with the lender holding the option for early repayment or conversion of the debt into Company shares at a price of $0.20 per share. The CEO, Ora Elharar-Soffer, and Director Lior Asher provided personal guarantees for this loan, and the Board approved a full indemnification by the Company for these guarantees. Upon receipt of new funding, the Board resolved to prioritize the full reimbursement of all loans and funds previously provided by the CEO and a Director.

●	The Board approved the allocation of 500,000 shares to (David Kretzmer) a Director’s professional firm, subject to a formal agreement.

●	The board approved to appoint a legal counsel for the Private Placement and uplisting to NASDAQ

Components of Operating Results

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial statements.

Revenues

We have not generated any revenues from product sales as of December 31, 2025.

Research and Development Expenses

The process of researching and developing the products is lengthy, unpredictable, and subject to many risks. We expect to continue incurring expenses for the next several years for research and development as we continue to develop products and innovative solutions. We are unable, with any certainty, to estimate either the costs or the timelines in which those expenses will be incurred. Our current development plans focus on the development of plant-based solutions.

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

Results of Operations

Year ended December 31, 2025 as compared to the year ended December 31, 2024

The following table presents our results of operations for the years ended December 31, 2025 and 2024

	Year ended
	December 31
	2025	2024

Research and development expenses – related parties	(316)	-
Marketing, general and administrative expenses – related parties	(621)	(835)
Marketing, general and administrative expenses	(318)	(403)
Operating loss	(1,255)	(1,238)
Financing expenses, net:
Expenses related to convertible loan terms – related parties	-	(247)
Expenses related to revaluation of investments	(584)	(747)
Other financing expenses, net	(78)	(66)
Financing expenses, net	(662)	(1,060)

Net loss attributable to Common stockholders	(1,917)	(2,298)

During the year ended December 31, 2025 and 2024, the Company did not record any revenue.

The Company’s research and development expenses increased to $316 during the year ended December 31, 2025, compared to approximately $0 during the prior year. Research and development expenses relate to the activities in the defense sector, which began in the third quarter of 2025.

The Company’s marketing, general and administrative expenses during the year ended December 31, 2025, were $939,000 compared to $1,238,000 during the year ended December 31, 2024. The decrease in our marketing, general and administrative expenses is primarily attributable to the decrease in professional services as well as in our non-cash share-based compensation expenses

During the year ended December 31, 2025, the Company incurred financial expenses, net of $78,000, as compared to financial expenses of $313,000 during the year ended December 31, 2024.

The decrease in financial expense is primarily attributable to decrease in finance expenses related to our convertible loans, which were converted to equity at December 31, 2024 .

As a result of the above, the Company incurred a net loss of approximately $1,917,000 during the twelve months ended December 31, 2025 as compared to a net loss of approximately $2,298,000 in 2024.

Liquidity and Capital Resources

At December 31, 2025, we had current assets of $166,000 compared to total current assets of $140,000 as of December 31, 2024. At December 31, 2025, we had current liabilities of $4,757,000 as compared to $3,604,000 as of December 31, 2024. At December 31, 2025, we had total liabilities of $5,468,000 as compared to $4,315,000 as of December 31, 2024. The increase is mainly attributed to the increase in the balance of accrued expenses.

At December 31, 2025, we had a cash balance of $10,000 compared to the cash balance of $1,000 as of December 31, 2024.

At December 31, 2025, we had a working capital deficiency of $4,591,000 as compared with a working capital deficiency of $3,464,000 at December 31, 2024.

The following table provides a summary of operating, investing, and financing cash flows for the years ended December 31, 2025 and 2024 respectively (in thousand):

	Year Ended
	December 31, 2025	December 31, 2024
Net cash used in operating activities	(464,000)	(4,000)
Net cash provided by investment activities	(114,000)	-
Net cash used in (provided by) financing activities	591,000	(2,000)

As of September 2024, the Company renewed its short term loan with S.R. Accord Ltd. in the amount of approximately NIS 660,000 (approximately $176,000). As part of the renewal, Mr. Lior Asher signed as a personal guarantor, joining Ms. Ora Elharar Soffer as guarantor. In addition, the Company, its Israeli subsidiary CTGL – Citrine Global Israel Ltd., and Beezhome Technologies Ltd., a private company wholly owned by Ms. Ora Elharar Soffer, signed the agreement. While Netto Holdings Ltd. and Mr. Ilan Ben Ishay had originally undertaken to provide personal guarantees, they had not executed such guarantees as of that date. All collateral under the Credit Facility remained in place, including a first-priority lien over the Company’s rights and the 125,000 sq. ft. (11,687 sq. meters) industrial parcel in Yeruham, Israel, as well as additional collateral intending to secure repayment of the loan and to cover any damage, debt, or obligation arising from the Credit Facility. The Company, together with CTGL – Citrine Global Israel Ltd. and SkyTech Orion Ltd. (Previously named Cannovation Center Israel Ltd.), undertook to fully indemnify both Ms. Elharar Soffer and Mr. Lior Asher for any liability, damage, or loss that may result from their personal guarantees. On March 31, 2025, the total amount of the short term loan was increased to NIS 1,050,000 (approximately $329,000), with all guarantees and collateral remaining in place.

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

Recently issued accounting pronouncements

Recently issued accounting pronouncements are described in the notes to our financial statements for the years ended December 31, 2025 and 2024, which are included within Item 8 in this annual report.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in the notes to our financial statements for the years ended December 31, 2025 and 2024 and which included within Item 8 in this annual report. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. We consider the following accounting policies to be critical to our financial statements because they require the most difficult, subjective, or complex judgments.

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

SKYTECH ORION GLOBAL CORP.

(formerly Citrine Global Corp.)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2025

F-1

SKYTECH ORION GLOBAL CORP.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2025

IN U.S. DOLLARS IN THOUSANDS

Somekh Chaikin

KPMG Millennium Tower

17 Ha’arba’a Street, PO Box 609

Tel Aviv 61006, Israel

+972 3 684 8000

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Skytech Orion Global Corp. (formerly known as Citrine Global Corp.)

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Skytech Orion Global Corp and subsidiaries (formerly known as Citrine Global Corp) (“the Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, changes in shareholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

April 15, 2026

KPMG Somekh Chaikin, an Israeli partnership and a member firm of the KPMG global organization of independent member firms affiliated with KPMG International Limited, a private English company limited by guarantee

SKYTECH ORION GLOBAL CORP.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands except share and per share data)

	December 31,	December 31,
	2025	2024
Assets
Current Assets
Cash and cash equivalents	10	1
Prepaid expenses	93	108
Other current assets – related party	36	-
Other current assets	27	31
Total Current assets	166	140

Non-current assets
Investments valued under the measurement alternative (Note 3)	679	1,263
Property and equipment, net (Note 4)	366	217
Total non-current assets	1,045	1,480

Total assets	1,211	1,620

Liabilities and Shareholders’ Deficit
Current Liabilities
Short term loan (Note 5)	330	181
Accounts payable	12	22
Accounts payable – related parties	285	324
Accrued compensation and expenses – related parties	3,372	2,465
Accrued expenses	758	612
Total current liabilities	4,757	3,604
Non-current liability

Related parties (Note 6)	711	711

Total liabilities	5,468	4,315

Shareholders’ Deficit (Note 7)
Common stock, par value $0.0001 per share, 1,500,000,000 shares authorized at December 31, 2025 and 2024; 1,247,885,009 and 1,044,074,409 shares issued and outstanding at December 31, 2025 and 2024, respectively	125	104
Additional paid-in capital	29,123	27,053
Stock to be issued	157	1,836
Accumulated deficit	(33,722)	(31,805)
Accumulated other comprehensive income	60	117
Total shareholders’ deficit	(4,257)	(2,695)
Total liabilities and shareholders’ deficit	1,211	1,620

The accompanying notes are an integral part of the consolidated financial statements.

SKYTECH ORION GLOBAL CORP.

CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE LOSS

(U.S. dollars in thousands except share and per share data)

	Year ended
	December 31
	2025	2024

Research and development expenses – related parties	(316)	-
General and administrative expenses – related parties	(621)	(835)
General and administrative expenses	(318)	(403)
Operating loss	(1,255)	(1,238)
Financing expenses, net:
Expenses related to convertible loan terms – related parties	-	(247)
Expenses related to revaluation of investments	(584)	(747)
Other financing expenses, net	(78)	(66)
Financing expenses, net	(662)	(1,060)

Net loss attributable to Common stockholders	(1,917)	(2,298)

Loss per Common Stock (basic and diluted)	(*) (0.00)	(*) (0.00)

Basic weighted average number of shares of Common Stock outstanding	1,139,390,134	1,032,922,840

Comprehensive loss:
Net loss	(1,917)	(2,298)
Other comprehensive loss attributable to foreign currency translation	(57)	(1)
Comprehensive loss	(1,974)	(2,299)

(*)	Less than $0.01

The accompanying notes are an integral part of the consolidated financial statements.

SKYTECH ORION GLOBAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(U.S. dollars in thousands, except share and per share data)

	Common Stock		Additional paid-in	Stock to be	Accumulated	Accumulated other comprehensive	Total shareholders’
	Stock	Amount	Capital	issued	deficit	Income	deficit

BALANCE AT DECEMBER 31, 2023	973,704,039	97	25,359	1,458	(29,507)	118	(2,475)
CHANGES DURING THE YEAR ENDED DECEMBER 31, 2024:
Issuance of shares under share purchase agreement	70,370,370	7	1,400	(1,407)	-	-	-
Proceeds on account of shares not yet issued	-	-	-	1,785	-	-	1,785
Stock based compensation	-	-	281	-	-	-	281
Convertible component in convertible notes classified as equity	-	-	13	-	-	-	13
Other comprehensive loss	-	-	-	-	-	(1)	(1)
Net loss					(2,298)	-	(2,298)

BALANCE AT DECEMBER 31, 2024	1,044,074,409	104	27,053	1,836	(31,805)	117	(2,695)
CHANGES DURING THE YEAR ENDED DECEMBER 31, 2025:
Issuance of shares under share purchase agreement	203,810,600	21	2,019	(1,764)	-	-	276
Proceeds on account of shares not yet issued	-	-	-	85	-	-	85
Stock based compensation	-	-	51	-	-	-	51
Other comprehensive loss	-	-	-	-	-	(57)	(57)
Net loss	-	-	-	-	(1,917)	-	(1,917)
BALANCE AT DECEMBER 31, 2025	1,247,855,009	125	29,123	157	(33,722)	60	(4,257)

The accompanying notes are an integral part of the consolidated financial statements.

SKYTECH ORION GLOBAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Year ended
	December 31
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(1,917)	(2,298)
Adjustments to reconcile net loss to net cash used in operating activities:
Finance expenses, net	-	8
Financial expenses with respect to convertible notes and loans – related parties	-	247
Stock-based compensation	51	281
Fair value adjustment of investments	584	747
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	59	125
Accounts payable and accrued expenses - related parties	868	835
Accounts payable and accrued expenses	(113)	51
Net cash used in operating activities	(468)	(4)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(114)	-
Net cash provided by investing activities	(114)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loan – related party	230	-
Issuance of shares	200	-
Proceeds under credit facility	76	-
Proceeds on account of shares not yet issued	85	21
Proceeds from short-term loan		50
Repayment of short-term loan		(73)
Net cash provided by (used in) financing activities	591	(2)

Effect of exchange rates on cash and cash equivalents	(*)	(* )

Net increase (decrease) in cash, cash equivalents	9	(6)

CASH, CASH EQUIVALENTS AT BEGINNING OF THE YEAR	1	7

CASH, CASH EQUIVALENTS AT END OF THE YEAR	10	1

(*)	Less than 1 thousand

The accompanying notes are an integral part of the consolidated financial statement

SKYTECH ORION GLOBAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Year ended
	December 31
	2025	2024
Supplemental disclosure of cash flow information:

Non-cash transactions:
Convertible component in convertible notes classified as equity	-	13
Issued shares against short term loan	76	-
Conversion of convertible notes into equity	-	1,764

SKYTECH ORION GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL

SkyTech Orion Global, Corp. (DBA SkyTech Orion Global Corp.) (“Citrine Global” or the “Company”) was incorporated under the laws of the State of Delaware on May 26, 2010. The Company’s common stock is traded in the United States on the OTC market under the ticker symbol “CTGL.” On June 26, 2025, Citrine Global Corp. changed its name to SkyTech Orion Global Corp. in Delaware, reflecting its strategic focus on UAV and drone solutions.

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

Financial support

On March 6, 2023 SkyTech Orion Ltd. (Previously named Cannovation Center Israel Ltd.) and S.R. Accord Ltd., an Israeli company (“Lender”), entered into an 18-month credit facility agreement (the “Credit Facility”) pursuant to which Lender has committed to fund SkyTech Orion Ltd. in an aggregate amount of NIS 3,000,000 (approximately $857,000), as needed. At the time of each draw down, SkyTech Orion Ltd. and Lender will determine the maturity date of the loan. All amounts drawn under the Credit Facility will bear interest at a monthly rate of 1.7%. SkyTech Orion Ltd. has the right to pre-pay the entire amount outstanding under the Credit Facility at any time. As security for any loans under the Credit Facility, SkyTech Orion Ltd. granted the Lender a first priority lien on its rights to the 125,000 sq ft (11,687 sq meters) of industrial land in Yerucham (see note 4(1) below). The lien will become effective only if SkyTech Orion Ltd. utilizes the Credit Facility. If the market value of the Premises is less than the amount outstanding under the Credit Facility, then Lender will be entitled to additional security including additional shares of Citrine Global common stock, on such terms and conditions as the parties may agree. As additional security for any payments due to Lender, Israeli Subsidiary, (ii) Beezhome and (iii) Netto Holdings, an unaffiliated entity under the partial control of Ilan Ben Ishay, a director on the board of SkyTech Orion Ltd., as well as each of Ms. Elharar Soffer and Mr. Ben Ishay in their personal capacities, have provided guarantees for the repayment of any amounts that may be owing to Lender under the Credit Facility. SkyTech Orion Ltd. has agreed to indemnify Ms. Elharar Soffer and Mr. Ben Ishay for any losses they incur as a result of the guarantee. As of September 2024, the Company renewed its short term loan with S.R. Accord Ltd. in the amount of approximately NIS 660,000 (approximately $176,000). As part of the renewal, Mr. Lior Asher signed as a personal guarantor, joining Ms. Ora Elharar Soffer as guarantor. In addition, the Company, its Israeli subsidiary CTGL – Citrine Global Israel Ltd., and Beezhome Technologies Ltd., a private company wholly owned by Ms. Ora Elharar Soffer, signed the agreement. While Neto Holdings Ltd. and Mr. Ilan Ben Ishay had originally undertaken to provide personal guarantees, they had not executed such guarantees as of that date. All collateral under the Credit Facility remained in place, including a first-priority lien over the SkyTech Orion Ltd.’s rights and the 125,000 sq. ft. (11,687 sq. meters) industrial parcel in Yerucham, Israel, as well as additional collateral intended to secure repayment of the loan and to cover any damage, debt, or obligation arising from the Credit Facility. The Company, together with CTGL – Citrine Global Israel Ltd. and SkyTech Orion Ltd., undertook to fully indemnify both Ms. Elharar Soffer and Mr. Lior Asher for any liability, damage, or loss that may result from their personal guarantees.

SKYTECH ORION GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL (cont.)

On March 31, 2025, the total amount of the short term loan was increased to NIS 1,000,000 (approximately $280,000 at that time), with all guarantees and collateral remaining in place.

In August 2025, SR Accord extended the credit facility agreement with SkyTech Orion Ltd. until March 31, 2027 and in April 2025, SR Accord extended the credit facility agreement with SkyTech Orion Ltd. until September 30, 2027. The facility is supported by guarantees of CTGL Citrine Global Israel Ltd. and Citrine Global Corp., as well as personal guarantees signed by Ora Elharar-Soffer, the Company’s CEO, and Lior Asher, a director of SkyTech Orion Ltd.

With respect to the personal guarantees of Ora Elharar-Soffer and Lior Asher, SkyTech Orion Ltd., CTGL - Citrine Global Israel Ltd., and Citrine Global Corp. have confirmed, in line with prior Board resolutions, their undertaking to provide indemnification and comprehensive protections to the guarantors. See also Note 5 below.

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

SKYTECH ORION GLOBAL CORP.

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

Impairment of long-lived assets

The Group’s long-lived assets are reviewed for impairment in accordance with ASC Topic 360, “Property, Plant and Equipment”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. No indicators of impairment have been identified as of December 31, 2025 and 2024.

SKYTECH ORION GLOBAL CORP.

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

The Company accounts for uncertainty in income tax in accordance with ASC Topic 740, which prescribes detailed guidance for the financial statement recognition, measurement and disclosure of tax positions. According to ASC Topic 740, tax positions must meet a more-likely-than-not recognition threshold. Recognized tax positions are measured as the largest amount that is greater than 50 percent likely of being realized. The Company’s accounting policy is to classify interest and penalties relating to income taxes under income taxes, however the Company did not recognize such items in its fiscal 2025 and 2024 financial statements and did not record any unrecognized tax benefits.

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

SKYTECH ORION GLOBAL CORP.

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

SKYTECH ORION GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (cont.)

Loan Issuance costs

As mentioned in Note 5, the Company has received a credit line from a lender. The Company has issued to the lender and to a consultant, shares of the Company’s common stock as a commitment fee in respect of the provision of the Credit Facility. The commitment fee is recognized as a prepaid expense. Upon each utilization of the credit line, the Company recognizes a proportionate part of the commitment fee and records that part as financial expenses.

New Accounting Pronouncements

Accounting Standards Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU add specific requirements for income tax disclosures to improve transparency and decision usefulness. The guidance in ASU 2023-09 requires that public business entities disclose specific categories in the income tax rate reconciliation and provide additional qualitative information for reconciling items that meet a quantitative threshold. In addition, the amendments in ASU 2023-09 require that all entities disclose the amount of income taxes paid disaggregated by federal, state, and foreign taxes and disaggregated by individual jurisdictions. The ASU also includes other disclosure amendments related to the disaggregation of income tax expense between federal, state and foreign taxes. The ASU is effective for fiscal years beginning after December 15, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this update should be applied on a prospective basis and retrospective application is permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures.

Accounting Standards Not Yet Adopted

In September 2025, the FASB issued ASU 2025-07, Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual periods. Early adoption is permitted. The Company does not currently have contracts that include share-based noncash consideration; however, management is evaluating the potential impact of this ASU on future transactions.

SKYTECH ORION GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (cont.)

In September 2025, the FASB also issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, which modifies the recognition threshold for capitalization of internal-use software costs. The ASU is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual periods. Early adoption is permitted. The Company is evaluating the impact of this ASU on its internal-use software capitalization policy and does not expect a material impact upon adoption.

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which establishes authoritative guidance on the recognition, measurement, presentation, and disclosure of government grants. Under ASU 2025-10, government grants are recognized when it is probable that the entity will both comply with the conditions of the grant and the grant will be received. The ASU provides specific accounting models for grants related to assets and grants related to income, including options to recognize government grants as deferred income or as a reduction of the asset’s cost basis. The ASU also requires enhanced disclosures regarding the nature of government grants, significant terms and conditions, accounting policies applied, and amounts recognized in the financial statements. ASU 2025-10 is effective for fiscal years beginning after December 15, 2028, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-10.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2028, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures.

In November 2024, the FASB issued ASU 2024-03 “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, which requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements disclosures.

NOTE 3 - INVESTMENTS VALUED UNDER THE MEASUREMENT ALTERNATIVE

	December 31,
	2025	2024
	U.S. Dollars in thousands
Nanomedic Technologies Ltd. )See A below)	19	450
MyPlant Bio Ltd. (See B below)	-	153
iBOT Israel Botanicals Ltd. (See C below)	660	660
	679	1,263

A.	On June 22, 2020, the Company entered into a share purchase agreement with Nanomedic Technologies Ltd., an Israeli private company and a related party as further described below (“Nanomedic”) as part of an A-1 funding round open only to existing Nanomedic shareholders and their affiliates. Nanomedic developed SpinCare™, a system that integrates electrospinning technology into a portable, bedside device, offering immediate wound and burn care treatment. The Company paid $450 thousand for A-1 preferred shares of Nanomedic and also received warrants to purchase A-1 preferred shares. Such investment represents a holding of approximately 3.3% in Nanomedic. The round raised approximately $2.2 million in total.

The Company accounts for the investment in Nanomedic in accordance with the provisions of ASC 321, “Investments - Equity Securities”, and elected to use the measurement alternative therein. The investment will be re-measured upon future observable price change(s) in orderly transaction(s) or upon impairment, if any. No such observable price changes occurred during 2024.

On June 3, 2025, Nanomedic Technologies Ltd. (“Nanomedic”) notified that it had completed a financing round of approximately $3,000,000. Based on this financing round the Company recorded an impairment loss of approximately $431,000 during the period. Following the impairment, the carrying amount of the investment as of December 31, 2025 is approximately $19,000.

SKYTECH ORION GLOBAL CORP.

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

At December 31, 2025, MyPlant is not operational and the Company has no plans to benefit from the MyPlant investment, therefore the investment was written down to zero.

SKYTECH ORION GLOBAL CORP.

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

In March 2024, the Company issued 70,370,370 shares to IBOT.As of June 30, 2024 the option has expired.

NOTE 4 - PROPERTY AND EQUIPMENT, NET

	December 31,
	2025	2024
	U.S. Dollars in thousands
Computers and office equipment	10	10
Payment on land lease	366	217
	376	227
Less - accumulated depreciation	(10)	(10)
Total property and equipment, net	366	217

In the years ended December 31, 2025 and 2024, depreciation expenses amounted to$ 0.

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

SKYTECH ORION GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - PROPERTY AND EQUIPMENT, NET(cont.)

Under the Agreement, Cannovation committed to build and develop the Green Vision Center in accordance with the time frames, terms and conditions of the Agreement. Typically, the initial time frame for completing the development is four (4) years, subject to extensions that the ILA may approve. On the September 25, 2025, ILA approved to extend the agreement for another year. Upon completion of the development within the time frames and other requirements specified in the Agreement, Cannovation will be entitled, subject to Israeli law, to long term lease agreement (49 years) to the Land (equivalent to ownership rights as most of the land in Israel is government owned and when marketed usually the developers are granted with development/long lease rights).

The Company has also capitalized $150 thousands of related expenses as land costs.

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

On April 8, 2025, in accordance with the grant requirements, a bank guarantee in the amount of NIS 625,000 (approximately $187,000) was issued by Bank Mizrahi. The guarantee is backed by an unlimited personal guarantee from Ms. Ora Elharar Soffer and a limited personal guarantee from Mr. Meir Aharon, who, through his consulting and construction company, has been engaged to build the SkyTech Center in Yerucham.

NOTE 5 – SHORT TERM LOANS

A.	On March 6, 2023 Cannovation and S.R. Accord Ltd., an Israeli company (“Lender”), entered into an 18-month credit facility agreement (the “Credit Facility”) pursuant to which Lender has committed to fund Cannovation in an aggregate amount of NIS 3,000,000 (approximately $857,000 at that time), as needed. At the time of each draw down, Cannovation and Lender will determine the maturity date of the loan. All amounts drawn under the Credit Facility will bear interest at a monthly rate of 1.7%. Cannovation has the right to pre-pay the entire amount outstanding under the Credit Facility at any time. As security for any loans under the Credit Facility, Cannovation granted the Lender a first priority lien on its rights to the 125,000 sq ft (11,687 sq meters) of industrial land in Yerucham (“the Premises”). The lien will become effective only if Cannovation utilizes the Credit Facility. If the market value of the Premises is less than the amount outstanding under the Credit Facility, then Lender will be entitled to additional security including additional shares of Citrine Global common stock, on such terms and conditions as the parties may agree. As additional security for any payments due to Lender, (i) the Israeli Subsidiary, (ii) Beezzhome and (iii) Netto Holdings, an unaffiliated entity under the partial control of Ilan Ben Ishay, a director on the board of Cannovation, as well as each of Ms. Elharar Soffer and Mr. Ben Ishay have, in their personal capacities, provided guarantees for the repayment of any amounts that may be owing to Lender under the Credit Facility. The Company, CTGL – Citrine Global Israel Ltd. and Cannovation have agreed to indemnify Ms. Elharar Soffer and Mr. Ben Ishay for any losses they incur as a result of the personal guarantees.

SKYTECH ORION GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – SHORT TERM LOANS (cont.)

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

On March 31, 2025, the total amount of the Credit Facility was increased to NIS 1,000,000 (approximately $280,000 at that time), with all guarantees and collateral remaining in place.

As of December 2025 and 2024, Cannovation utilized NIS 1,050,000 (approximately $330,000) and NIS660,000 ( $182,000), respectively, of the credit line.

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

NOTE 6 – CONVERTIBLE NOTES

On January 30, 2023 the Company and each of Citrine High Tech 7 LP (“LP 7”), Citrine 8 LP (“LP 8”) and Citrine 9 LP (“LP 9”; together with LP 7 and LP 8, the “Lending LP”), the lending entities under and parties to the Convertible Note Purchase Agreement entered into by the Company and several related parties in April 2020, as subsequently amended (the “CL Agreement”), have entered into an agreement (the “Agreement”) pursuant to which they have agreed to extend the maturity date on all outstanding convertible loans in the principal amount of $1,800,000 under the CL Agreement to May 31, 2024.

On November 14, 2023, the holders of the convertible loans issued under the Loan Agreement which is comprised of Citrine SAL High Tech 7 LP, Citrine SAL Biotech 8 LP, and Citrine SAL Biotech 9 LP (collectively, the “LPs”) entered into a binding LOI pursuant to which the LPs agreed to extend the maturity date of the convertible loans from May 2024 to December 31, 2024.

On December 31, 2024, the Company completed the conversion of outstanding convertible loan principal amounts totaling $1,764,106 into equity, pursuant to previously executed agreements with Citrine LP 7, Citrine LP 8, and Citrine LP 9. The aggregate principal was converted into 176,410,600 shares of common stock at a conversion price of $0.01 per share. In addition, the Company issued warrants to purchase 176,410,600 shares of common stock under the same terms, exercisable at an exercise price of $0.01 per share and exercisable until the earlier of December 31, 2025, or the Company’s listing on a U.S. national stock exchange. As of December 31, 2025, all such options have expired.

SKYTECH ORION GLOBAL CORP.

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

The parties also agreed that upon completing of the investment, X Group will be entitled to recommend two (2) additional director nominees who meet US Exchange standards to the board of directors of Citrine Global for its consideration. Subject to completion of the investmen X Group or an affiliate thereof shall enter into a consulting agreement with Citrine Global in consideration of 25,000,000 shares of common stock Citrine Global, with such vesting schedule as the parties shall the agree.

As of the date hereof, the Company has received $21 thousand from the Group. As the X Group did not remit the agreed amount within the approved timeframes, the agreement lapsed.

Further to Note 3 above, on April 22, 2024, the Company issued 70,370,370 shares to IBOT.

Further to Note 6 above, on July 2025 , the Company issued 176,410,600 shares the of outstanding convertible loan principal amounts totaling $1,764,106 into equity, pursuant to previously executed agreements with Citrine LP 7, LP 8, and LP 9. The aggregate principal was converted into 176,410,600 shares of common stock at a conversion price of $0.01 per share, and an equal number of warrants to purchase common stock were issued under the same terms. On November 30, 2025, the warrants were exercised, and an additional 13.7 million common shares were issued to Deer Light Ltd.

On November 19, 2025, the Company received an investment in the total amount of $85,000. This amount represents a payment for the future issuance of 425,000 shares of the Company’s common stock at a price of $0.20 per share. These shares have not yet been issued.

SKYTECH ORION GLOBAL CORP.

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

The following table presents the Company’s stock option activity for employees and directors of the Company for the year ended December 31, 2025 and 2024:

	Number of Options	Weighted Average Exercise Price ($)
Outstanding at December 31, 2024	121,351,320	0.026
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at December 31, 2025	121,351,320	0.026
Number of options exercisable at December 31, 2025	121,351,320	0.026

	Number of Options	Weighted Average Exercise Price ($)
Outstanding at December 31, 2023	122,529,342	0.026
Granted	-	-
Exercised	-	-
Forfeited or expired	(1,178,022)	0.020
Outstanding at December 31, 2024	121,351,320	0.026
Number of options exercisable at December 31, 2024	96,629,885	0.028

The stock options outstanding as of December 31, 2025 and 2024, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options vested
$	As of December 31, 2025
0.0011	46,762	0.6	46,762
0.02	41,237,350	0.6	41,237,350
0.022	47,128,400	0.6	47,128,400
0.05	32,938,620	1.41	32,938,620
	121,351,320		121,351,320

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options vested
$	As of December 31, 2024
0.0011	46,762	1.6	46,762
0.02	41,237,350	1.6	31,222,565
0.022	47,128,400	1.6	35,346,300
0.05	32,938,620	2.41	30,014,258
	121,351,320		96,629,885

SKYTECH ORION GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCK OPTIONS (cont.)

Compensation expense recorded by the Company in respect of its stock-based compensation awards for the year ended December 31, 2025 and 2024 were $51 thousands and $281 thousands, respectively, and are included in General and Administrative expenses in the Statements of Operations.

As of December 31, 2025, there was $0 of total unrecognized compensation cost related to non-vested options.

The aggregate intrinsic value of the awards outstanding as of December 31, 2025 is $17,400 thousands. These amounts represent the total intrinsic value, based on the Company’s stock price of $0.2 as of December 31, 2025, less the weighted exercise price.

NOTE 9 – RELATED PARTIES

A.	Balances with related parties:

	As of December 31,
	2025	2024
	U.S. Dollars in thousands

Non-current Liabilities: (see Note 6)	711	711

SKYTECH ORION GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – RELATED PARTIES (CONT.)

B.	Commencing in February 2020, Ora Elharar Soffer, CEO and Chairperson of the Board, was entitled to a monthly fee of $20 thousands and certain reimbursements, such as vehicle, traveling, lodging and other expenses on behalf of the Company, the payment of such compensation was deferred until the Company consummates an investment of at least $1.8 million in the Company’s securities.

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

As of December 31, 2025, and 2024, an amount of $1,997 thousands and $1,616 thousands, respectively, was recorded representing compensation earned by Ms. Elharar Soffer.

C.	Commencing in February 2020, Ilan Ben-Ishay, a director in Citrine Global, is entitled to a monthly fee of $3.5 thousands and certain reimbursements for traveling lodging and vehicle expenses on behalf of the Company, the payment of such compensation was deferred until the Company consummates an investment of at least $1.8 million in the Company’s securities.

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

On October 1, 2024, Mr. Ilan Ben Ishay resigned from his position as a director on the Board of Cannovation

As of December, 31, 2025, and 2024, an amount of $194 thousands and $194 thousands, respectively was recorded representing compensation earned by Mr. Ben-Ishay.

SKYTECH ORION GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – RELATED PARTIES (CONT.)

D.	Commencing in May 2020, Ms. Halperin, director & CFO of the Company, was entitled to a monthly fee of an additional $4 thousands, resulting in an aggregate monthly fee (from the February 2020 agreement as detailed above) of $7 thousands, and certain reimbursements for traveling lodging and vehicle expenses on behalf of the Company, the payment of such compensation was deferred until the Company consummates an investment of at least $1.8 million in the Company’s securities.

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

As of December, 31, 2025, and 2024, an amount of $719 thousands and $570 thousands, respectively, was recorded representing compensation earned by Ms. Halperin.

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

On August 9, 2022, Mr. David Kretzmer’s fee in respect of services provided to the Company was reduced from $7,000 per month to $1,500 per month. Mr. Kretzmer’s monthly fee for services rendered to Cannovation Center Israel at the rate of $2,000 per month was unaffected

As of December, 31, 2025, and 2024, an amount of $293 thousands and $247 thousands, respectively, was recorded representing compensation earned by Adv. David Kretzmer.

SKYTECH ORION GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – RELATED PARTIES (CONT.)

F.	Commencing in September 2020, Doron Birger, a director, is entitled to a monthly fee of $1.5 thousands. From July 2022 the payment of such compensation was deferred until the Company consummates an investment of at least $1.8 million in the Company’s securities.

On February 22. 2024, Mr. Doron Birger resigned from his position as a director on the Board of the Company.

As of December, 31, 2025 and 2024, an amount of $28 thousands was recorded representing compensation earned by Doron Birger.

G.	On August 15, 2021, the board determined to award a bonus to the Company’s Chairperson of the Board, CEO, CFO, officers, directors and senior management equal to two percent (2%) of any capital raise, subject to prior repayment of the outstanding convertible loans and so long as the payment thereof would be from available funds and part of the Company’s operating budget for a minimum period of 18 months. In addition, the Board agreed to a bonus Company’s Chairperson of the Board, CEO, CFO, officers, directors and senior management of 2% from operating profits which will become payable upon the fulfillment of certain specified targets that the Board will establish, subject to prior repayment of the outstanding convertible loans and so long as the payment thereof would be from available funds and as part of the Company’s operating budget for a minimum period of 18 months.

H.	During 2024 and early 2025, the Company and its subsidiaries entered into a series of consulting and investment agreements with Mr. Lior Asher, acting personally and through Deer Light Ltd. The agreements are summarized below:

●	On September 1, 2024, Deer Light Ltd entered into consulting agreements with the Company and its subsidiaries. Under these agreements, Deer Light Ltd is engaged to provide strategic planning, business development, innovation scouting, funding facilitation, and project management services. The total monthly retainer fees under these agreements amount to USD 11,000 (plus VAT), as detailed below:

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

In addition to cash compensation, the Company may award equity-based compensation under future equity incentive plans, subject to board approval. One such equity grant was approved by the Company, granting options to purchase 41,762,976 common shares, with a two -year vesting schedule and 50% acceleration upon uplisting. As of this report, the options not been granted yet.

●	On January 7, 2025, Deer Light Ltd signed an investment agreement with Citrine Global Corp, under which it committed to invest $138,000 in exchange for 13.7 million common shares and warrants to purchase an additional 13.7 million shares at an exercise price of $0.01 per share. The warrants are exercisable by December 31, 2025, or upon uplisting to a national stock exchange, whichever comes first. The investment is to be completed no later than March 15, 2025, and may be partially executed through direct supplier payments. As of September 30, 2025, the entire amount was remitted to the Company. On November 30, 2025, the warrants were exercised, and an additional 13.7 million common shares were issued to Deer Light Ltd in amount of $138,000.

As of December, 31, 2025, an amount of $196 thousands, was recorded representing compensation earned by Deer Light Ltd.

G, On September 29, 2025 Mr Lior Asher was appointed Director at SkyTech Orion Global Corp. in addition to him serving as director in the Israeli subsidiaries.

SKYTECH ORION GLOBAL CORP.

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

As of December 31, 2025, the Company and the Israeli Subsidiaries have operating loss carryforwards of approximately $14,700 thousands, which can be offset against future taxable income, if any. As of December 31, 2025, loss carryforwards approximately $13,200 thousand will expire between the years 2036 and 2037, and the remainder has no expiration date.

No income taxes paid in 2025.

CITRINE GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – INCOME TAXES (cont.)

B.	Composition of loss for the year:

	Year ended December 31
	2025	2024
	U.S. Dollars in thousands

U.S.	1,475	1,918
Israel	442	380
	1,917	2,298

C.	A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes after the adoption of ASU 2023-09 is as follows:

	Year ended December 31
	2025
	US Dollars	%

Tax at U.S. Statutory Rate	(403)	(21.0)%
State and Local Income Taxes	-	-
Foreign Tax Effects:
Israel:
Changes in statutory tax rates	(30)	(1.6)%
Changes in Valuation Allowances	93	4.9%
Other foreign jurisdictions	-	-
Effect of Cross-Border Tax Laws	-	-
Foreign tax credit for withholding taxes	-	-
Non-deductible expenses	123	6.4%
Tax Credits	-	-
Changes in Valuation Allowances	217	11.3%
Changes in Unrecognized Tax Benefits	-	-
Remeasurement of deferred taxes for foreign currency effects	-	-
Effective Tax Rate	-	-

The following is a reconciliation between the theoretical tax on pre-tax loss, at the federal income tax rate applicable to the Company and the income tax expense reported in the financial statements:

Year ended December 31
2024
U.S. Dollars in thousands
Pretax loss	2,298
U.S. federal income tax rate	21%
Income tax benefit computed at the applicable tax rate	(483)
Non-deductible expenses	207
Effect of differences in corporate income tax rates	(24)
Change in valuation allowance	300
-

D.	Deferred taxes are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. . Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31
	2025	2024
Composition of deferred tax assets:	U.S. Dollars in thousands
Operating loss carry forwards	3,112	2,918
Share based compensation	523	512
Accrued compensation and others	550	445
Total deferred tax assets	4,185	3,875
Valuation allowance	(4,185)	(3,875)
	-	-

E.	Roll forward of valuation allowance

US dollars in thousands
Balance at January 1, 2024	3,575
Income tax expense	300
Balance at December 31, 2024	3,875
Income tax expense	310
Balance at December 31, 2025	4,185

SKYTECH ORION GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – LOSS PER ORDINARY SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the year. The weighted average number of shares of Common Stock used in computing basic and diluted loss per ordinary share for the years ended December 31, 2025 and 2024, are as follows:

	Year ended December 31
	2025	2024
	Number of shares

Weighted average number of shares of Common Stock outstanding attributable to ordinary shareholders	1,139,390,134	1,032,922,840
Total weighted average number of shares of Common Stock related to outstanding options, excluded from the calculations of diluted loss per share (*)	190,196,540	30,884,971

(*)	The effect of the inclusion of options and convertible loans in 2025 and 2024 is anti-dilutive.

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

Asset information as presented on the consolidated balance sheets is provided to the CODM.

NOTE 13 – SUBSEQUENT EVENTS

On January 21, 2026, the board approved :

-	The opening of a bank account for SkyTech Orion Global Corp. Delaware SkyTech Orion Global Corp Maryland with the signatories: The CEO Ora Elharar-Soffer and David Kretzmer , Director.

-	To increase the company’s existing ESOP from 180,000,000 to 380,000,000 options (an additional 200,000,000 options), to be used for employees and advisors in Israel.

-	To updated compensation plan and equity allocations, :

A. Equity-Based Compensation (Options and/or Shares) Advisors and Service Providers: The Board approved a total issuance of approximately 32 million shares and 15.5 million options to U.S. and Israel-based advisors and service providers. The Company’s management was authorized to allocate these instruments based on individual contribution according to each advisor’s respective agreement and specific vesting and retention terms.

B. Directors and Senior Management: The Board approved the grant of stock options to purchase ordinary shares, vesting quarterly over a two-year period, as follows: Ora Elharar-Soffer: 100 million options (exercise price at market price on grant date + 10%), vesting over two years starting September 2025. Lior Asher: 41 million options, exercise price at market price on grant date , vesting over two years starting September 2024. Ilanit Halperin: 20 million options, exercise price at market price on grant date ,vesting over two years starting September 2025. Ronit Pasternak: 10 million options, exercise price at market price on grant date, vesting over two years starting September 2025. David Kretzmer: 7.5 million options, exercise price at market price on grant date ,vesting over two years starting September 2025. All grants are subject to the terms and conditions of the Company’s existing Share Option Plans, as previously approved for senior management and advisors respectively. B. Cash Compensation Effective January 2026, the Board approved updated monthly management fees and salaries for the following officers: Ora Elharar-Soffer (USD 30,000), Ilanit Halperin (USD 12,000), and David Kretzmer (USD 5,000). Effective January 2026, the Board approved updated monthly management fees and salaries for the following officers: Ora Elharar-Soffer (USD 30,000), Ilanit Halperin (USD 12,000), and David Kretzmer (USD 5,000).

-	The board also reapproved full and irrevocable indemnification from SkyTech Orion Global Corp and its subsidiaries (CTGL Citrine Global Israel Ltd and SkyTech Orion Ltd) to Ora Elharar-Soffer and Lior Asher for all personal guarantees, commitments, loans, and obligations undertaken by them personally or through their companies on behalf of the company.

-	The Board resolved to terminate all activities related to nutritional supplements to focus exclusively on the defense and drone sectors. All related commercial engagements, including those with “iBOT Israel,” were canceled, and all prior payments made by the Company will be refunded to the company against a credit invoice. Ora Elharar-Soffer is authorized to continue the activity privately should she choose. All rights will be transferred to her without consideration, and SkyTech waives any further claims or responsibility regarding this field.

-	The board approved renting approx. 300 sqm in Ofakim from “Or HaTzvi,” owned by Director Lior Asher, subject to final approval by the Ora Elharar Soffer the CEO and execution of a approved lease agreement.

-	A bridge loan of approximately $100,000 (NIS 345,000) from an Israeli financing company. The loan has a term of 6 months, with the lender holding the option for early repayment or conversion of the debt into Company shares at a price of $0.20 per share. The CEO, Ora Elharar-Soffer, and Director Lior Asher provided personal guarantees for this loan, and the Board approved a full indemnification by the Company for these guarantees. Upon receipt of new funding, the Board resolved to prioritize the full reimbursement of all loans and funds previously provided by the CEO and a Director.

-	The Board approved the allocation of 500,000 shares to (David Kretzmer) a Director’s professional firm, subject to a formal agreement.

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

Based on the Company’s evaluation of the effectiveness of its disclosure controls and procedures as of December 31, 2025, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective.

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

Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2025 as it identified no control deficiencies that constituted material weaknesses in the Company’s internal control over financial reporting, such that there is not a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

The following table sets forth the names and ages of the members of the board of directors and the executive officers and the positions held by each as of April 15th, 2026.

Name	Age	Positions

Ora Elharar Soffer	59	Chairperson of the Board of Directors and Chief Executive Officer and President

Ilanit Halperin	52	Chief Financial Officer, Director, Treasurer and Secretary

David Kretzmer	71	Director

Lior Asher	47	Director

Family Relationships

There are no family relationships between any members of the Company’s executive management and its directors.

Business Experience

The following is a brief account of the education and business experience of our current directors and executive officers:

Ora Elharar Soffer

Ora Elharar-Soffer has been serving as Director and Chair of the Board of SkyTech Orion Global Corp. since February 2020, Chief Executive Officer since May 2020, and as President since January 2023. She also serves as a director of the Company’s wholly owned subsidiary, CTGL Citrine Global Israel Ltd., and as CEO, founder, and Chairwoman of the Company’s majority-owned subsidiary, SkyTech Orion Ltd.

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

Ilanit Halperin has been serving as a director since February 2020 and our Chief Financial Officer since May 2020 and treasurer and secretary since January 2023 and currently serves as director in our wholly owned subsidiary CTGL Citrine Global Israel Ltd. and our majority owned subsidiary SkyTech Orion Ltd. Ms. Halperin worked for over 21 years in one of the six largest accounting firms in Israel, for the last 11 years as a partner. She then set up her own office providing CPA and financial consulting and management services. For many years Ms. Halperin has accompanied public and private companies in Israel and abroad in diverse sectors, including industrial companies, real estate companies, technology companies, and tourism companies. Ms. Halperin has extensive experience in auditing and preparing financial statements according to Israeli, international (IFRS) and US GAAP standards. Ms. Halperin specializes in accompanying early and mature stage companies, providing, inter alia, tax advice, general financial consulting, assistance in preparing business plans, and assistance and accompaniment with investors, private placements and IPOs in Israel and the USA. Ms. Halperin has many years of experience accompanying NASDAQ and OTC-traded companies. Ms. Halperin holds a B.A. in accounting from the College of Management Academic Studies, Rishon Lezion, Israel.

The Board believes that Ms. Halperin’s extensive knowledge of the Company, her knowledge of financial matters qualifies her to to serve on our Board.

David Kretzmer was appointed as director in April 2021 and currently serves as director in our wholly owned subsidiary CTGL Citrine Global Israel Ltd. and our majority owned SkyTech Orion Ltd. and Mr. Kretzmer is an experienced international commercial lawyer and litigator with more than 35 years of experience in international litigation and transactions concentrated on commercial law, property development and syndication, real estate law, corporate law, contracts, international trade, securities brokerage, investment banking, corporate restricting, and corporate development. In addition to his position as a director in our Company, Mr. Kretzmer is a senior partner in the law firm of Kretzmer and Associates PLLC in New York as well as the law firm Kretzmer and Associates in Tel Aviv. Mr. Kretzmer holds a Bachelor of Law from the University of the Witwatersrand, Johannesburg, South Africa and has been admitted as an Attorney in South Africa, New York and in Israel.

The board believes that Mr. Kretzmer’s international business and legal experience qualifies him to serve on our Board.

Lior Asher was appointed as director in September 2025 and currently serves as a member of our Board of Directors. and since September 2024 serves as director in our wholly owned subsidiary CTGL Citrine Global Israel Ltd. and our majority owned subsidiary SkyTech Orion Ltd. Mr. Asher is an experienced executive with over 20 years of leadership in industrial operations, primarily focused on advanced engineering and defense-related solutions. Mr. Asher is a former officer in the Israeli Air Force. Mr. Asher is the owner and director of Or HaTzvi Group, an industrial conglomerate engaged in advanced engineering, architectural, and construction solutions for both commercial and defense sectors. In addition to his role in the Company, Mr. Asher serves in advisory and investment capacities with Citrine SAL Investment Ltd., iBOT Israel Botanicals Ltd., G2G Ltd., and other companies operating in the technology and innovation sectors.

The board believes that Mr. Asher’s extensive experience in industrial management, engineering-driven enterprises, and defense-related activities qualifies him to serve on our Board.

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

Section 16(a) Compliance

Section 16(a) of the Securities and Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own beneficially more than ten percent (10%) of the Company’s Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Company pursuant to Section 16(a). No delinquent reports were filed during 2025 by the Company’s officers and directors and ten percent (10%) stockholders.

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

Name and Principal Position	Year	Salary ($)(1)		Bonus ($)	Option Awards ($) (2)		All other compensation ($)	Total ($)

Ora Elharar Soffer, Chairperson of the Board and Chief Executive Officer	2025	360,000	(3)	50,000	26,000	(4)	-	436,000	(3)
	2024	300,000	(3)	-	148,000	(4)	-	738,000	(3)

Ilanit Halperin, Director and Chief Financial Officer	2025	132,000	(5)	20,000	11,000	(4)	-	163,000	(5)
	2024	132,000	(5)	-	61,000	(4)	-	289,000	(5)

(1) Represents annual retainer payments

(2) In accordance with SEC rules, the amounts in this column reflect the fair value on the grant date of the option awards granted to the named executive, calculated in accordance with ASC Topic 718. Stock options were valued using the Black-Scholes model. The grant-date fair value does not necessarily reflect the value of shares which may be received in the future with respect to these awards. The grant-date fair value of the stock options in this column is a non-cash expense for us that reflects the fair value of the stock options on the grant date and therefore does not affect our cash balance. The fair value of the stock options will likely vary from the actual value the holder receives because the actual value depends on the number of options exercised and the market price of our Common Stock on the date of exercise. For a discussion of the assumptions made in the valuation of the stock options, see Note 8 to the financial statements contained in this Annual Report on Form 10-K for the year ended December 31, 2025.

(3) These amounts represent compensation earned by Ms. Elharar Soffer during the years ended December 31, 2025 and 2023 but that by agreement is deferred until such time as the Company shall have consummated an investment of at least $1.8 million in the Company’s securities. See below “Consulting Agreement with Ora Elharar Soffer

(4) See Director compensation table for the options for shares that were awarded in August 2022.

(5) These amounts represent compensation earned by Ms. Halperin during the years ended December 31, 2025 and 2023 but is deferred until such time as the Company shall have consummated an investment of at least $1.8 million in the Company’s securities.

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

On March 16, 2023, the consulting agreement originally entered into as of July 2020 with Ms Ilanit Halperin, the Company’s director and CFO, was amended. The amendment provides for the following: (i) the monthly consulting to which Ms Ilanit Halperin is entitled will will increase from $7,500 to $10,000 (in invoice plus VAT if applicable) upon a listing of the Company’s stock on the Nasdaq Stock Market, retroactive to January 1, 2023, (ii) the terms contained in her original agreement and all other terms and awards previously approved by the Company’s board relating to her, including payment of her monthly fee and reimbursement of social benefits payments made by, Ms Ilanit Halperin shall continue in full force and effect so long as Ms. Halperin serves as either director and /or executive officer,(iii) all previous awards and bonuses previously made to her were affirmed and (iv) Ms. Halperin has agreed to defer compensation due to her until such time as the Company shall have consummated an investment of at least $1.8 million in the Company’s securities, at which time outstanding amounts due her under the agreement would be paid to her In addition, The Company undertakes that the committee of the Board that will be responsible for setting the compensation terms of senior management shall prepare and present for approval a compensation program for Ms. Halperin that shall be competitive with compensation programs for senior executives generally available in the market and which will include, among other things, appropriate bonuses, severance payments and other amenities generally made available in the market to senior executives.

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

Consulting Arrangement with David Kretzmer

Commencing in March 2021, Adv. David Kretzmer, a director, is entitled to a monthly fee of $7,000 and certain reimbursements for travel lodging and vehicle expenses on behalf of the Company. On August 9, 2022, Mr. David Kretzmer’s fee in respect of services provided to the Company was reduced to $1,500 per month. Mr. Kretzmer has agreed to defer compensation due to him until such time as the Company shall have consummated an investment of at least $1.8 million in the Company’s securities.

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

Outstanding Equity Awards at December 31, 2025

The following table sets forth information concerning equity awards held by each of our Named Executive Officers as of December 31, 2025.

Name	Number of Securities Underlying Options (#) Exercisable	Number of Securities Underlying Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Securities Underlying RSUs (#) Unvested
Ora Elharar Soffer Director, Chief Executive Officer, President	47,128,400	-	$0.022	8/9/2032	-

Ilanit Halperin,	9,425,680	-	$0.05	8/15/2031	-
Director, Chief Financial Officer	18,851,360	-	0.020	8/9/2032	-

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

As of February 2021, the shares reserved for issuance under the 2018 Stock Incentive Plan was increased to 90,000,000 shares of common stock. In August 2022 the shares reserved for issuance under the 2018 Stock Incentive Plan was further increased to 180,000,000 shares of common stock

As of December 31, 2025, the total number of shares of common stock issued under the 2018 Plan, either directly as stock awards or underlying options was 121,351,320 shares of common stock.

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

As of December 31, 2025, the total number of shares of common stock issued under the 2017 Plan, either directly as stock awards or underlying options was 0 shares of common stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the number of shares of our common stock beneficially owned as of April 15, 2026, by (i) each of our current directors and named executive officers, (ii) all executive officers and directors as a group, and (iii) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock. We have determined beneficial ownership in accordance with applicable rules of the SEC, which generally provide that beneficial ownership includes voting or investment power with respect to securities. Except as indicated by the footnotes to the table below, we believe, based on the information furnished to us, that the persons named in the table have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

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

Name of Beneficial Owner	Common Stock Beneficially Owned including Options **		Percentage of Common Stock Owned not including Options
Principal Stockholders:
Ora Elharar Soffer (1)	394,161,446		27.81%

Citrine SAL Investment & Holdings Ltd	201,256,386	(5)	16.13%

iBOT Israel Botanicals Ltd.	70,370,370		5.64%
Executive Officers and Directors:
Ora Elharar Soffer	394,161,446	(1)	27.81%

Ilanit Halperin (2)	29,688,144	(2)	0.11%

David Kretzmer (3)	12,032,100	(3)	0. 02%

Lior Asher (4)	27,400,000	(4)	1.98%

All directors and executive officers as a group	645,020,905		51.69%

* Less than 1%.

** Options held by that person that are currently exercisable or will be exercisable within 60 days after the filing date.

(1) Includes 79,925,134 shares of common stock owned directly by Ora Elharar Soffer, 65,851,526 shares of common stock owned through Beezhome Technologies Ltd which is 100% owned by Ora Elharar Soffer, and 201,256,386 shares of common stock owned through Citrine S A L Investment & Holdings Ltd, which is 50% owned by Beezhome Technologies Ltd. Includes an additional 47,128,400 shares of common stock issuable upon vested options and options scheduled to vest within the next 60 days. (5) Controlled by Ora Elharar Soffer

(2) Composed of 1,411,104 shares of common stock and 28,277,040 shares issuable upon exercise of vested options scheduled to vest within the next 60 days.

(3) Comprised of 250,000 shares of common stock and 11,782,100 shares of common stock issuable upon exercise of vested options and options scheduled to vest in the next 60 days.

(4) 27,400,000 shares of common stock owned through Or Hatzvi Ltd which is 100% owned by Lior Asher.

Equity Compensation Plan Information

See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Securities Authorized for Issuance under Equity Compensation Plans.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

The following is a description of transactions since January 1, 2025 to which we have been a participant in which the amount involved exceeded or will exceed the lesser of (i) $120,000 or (ii) 1% of the average total assets of the Company at year end for the last two completed fiscal years and in which any of our directors, executive officers or holders of more than 5% of our voting securities, or any members of their immediate family, had or will have a direct or indirect material interest, other than compensation arrangements which are described under “Executive Compensation.”

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

Credit Facility Guarantees

In March 2023, our subsidiary, SkyTech Orion Ltd., entered into a credit facility agreement for up to approximately $857,000. As security for the facility, our CEO, Ora Elharar Soffer, and Lior Asher provided personal guarantees for the repayment of any amounts drawn. The Company has agreed to indemnify them for any losses incurred as a result of these guarantees.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accounting Fees and Services

The following table presents the fees for professional services rendered by our accountant, Somekh Chaikin, a member firm of KPMG International, independent registered public accounting firm, located in Tel Aviv, Israel, PCAOB ID 1057, for the two years ended December 31, 2025.

	2025	2024
	($ in thousand)
Audit fees (1)	$95	$95
Audit-related fees (2)		-
Tax fees (3)	$5	$5
All other fees		-
Total:	$100	$100

(1)	Audit fees consist of audit and review services, consents and review of documents filed with the SEC.

(2)	Audit-related fees consist of assistance and discussion concerning financial accounting and reporting standards and other accounting issues.

(3)	Tax fees consist of preparation of federal and state tax returns, review of quarterly estimated tax payments, and consultation concerning tax compliance issues.

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

Exhibit No.	Description

3.1	First Amended and Restated Certificate of Incorporation of the Registrant, effective as of January 9, 2019 (incorporated by reference to the annual report on Form 10-K filed by the Company on March 28, 2019).

3.2	Amended and Restated Bylaws of the Registrant, effective as of November 2018 (incorporated by reference to the annual report on Form 10-K filed by the Company on March 28, 2019).

4.1*	Description of the Registrant’s Securities

4.2	Convertible Promissory Note Dated June 21, 2021 (incorporated by reference to the annual report on Form 10-K filed by the Company on April 8, 2022)

4.3	Convertible Promissory Note Dated December 28, 2021 (incorporated by reference to the annual report on Form 10-K filed by the Company on April 8, 2022)

10.1+	2017 Employee Incentive Plan (incorporated by reference from our Form 10-K filed April 2, 2018).

10.2+	Form of Stock Option Award Letter under the 2017 Employee Incentive Plan (incorporated by reference from our Form 10-K filed April 2, 2018).

10.3+	2018 Stock Incentive Plan (incorporated by reference to the annual report on Form 10-K filed by the Company on March 28, 2019).

10.4	Share Purchase Agreement between the Registrant, Novomic Ltd. and Traistman Radziejewski Fundacja Ltd. dated January 6, 2020 (incorporated by reference to the Current Report on Form 8-K filed by the Company on January 9, 2020).

10.5	Common Stock Purchase Agreement between the Registrant, Citrine S A L Investment & Holdings Ltd. and others dated January 6, 2020 (incorporated by reference to the Current Report on Form 8-K filed by the Company on January 9, 2020).

10.6	Amended and Restated Common Stock Purchase Agreement between the Registrant, Citrine S A L Investment & Holdings Ltd. and others dated February 23, 2020 (incorporated by reference to the Current Report on Form 8-K filed by the Company on February 27, 2020).

10.7	Convertible Note Purchase Agreement between the Registrant, Citrine S A L Investment & Holdings Ltd. and others dated April 1, 2020 (incorporated by reference to the Current Report on Form 8-K filed by the Company on April 2, 2020).

10.8	Form of Amendment 1 to Convertible Note Purchase Agreement between the Registrant, Citrine S A L Investment & Holdings Ltd. and others dated June 12, 2020 (Series A Warrants and Series B Warrants) (incorporated by reference to the Current Report on Form 8-K filed by the Company on June 12, 2020).

10.9	Form of Amendment 2 to Convertible Note Purchase Agreement between the Registrant, Citrine S A L Investment & Holdings Ltd. and others dated April 12, 2021 (incorporated by reference to the annual report on Form 10-K filed by the Company on April 15, 2021).

10.10	Share Exchange Agreement between the Registrant and Intelicanna Ltd., dated May 31, 2020 (Hebrew version) (incorporated by reference to the annual report on Form 10-K filed by the Company on April 15, 2021).

10.11	Form of Subscription Agreement between the Registrant and Nanomedic Technologies Ltd., dated June 22, 2020 (incorporated by reference to the annual report on Form 10-K filed by the Company on April 15, 2021).

10.12	Loan Agreement between the Registrant, CTGL – Citrine Global Israel Ltd. and Intelicanna Ltd., dated June 25, 2020 (Hebrew version) (incorporated by reference to the annual report on Form 10-K filed by the Company on April 15, 2021).

10.13+	Consulting Agreement between the Registrant and Ora Elharar Soffer, dated July 2020 (incorporated by reference to the annual report on Form 10-K filed by the Company on April 15, 2021).

10.14+	Consulting Agreement between the Registrant and Ilanit Halperin, dated July 2020 (incorporated by reference to the annual report on Form 10-K filed by the Company on April 15, 2021).

10.15+	Consulting Agreement between the Registrant and Ilan Ben-Ishay, dated July 2020 (incorporated by reference to the annual report on Form 10-K filed by the Company on April 15, 2021).

10.16	Third Amendment to Convertible Note Purchase Agreement between the Registrant, Citrine S A L Investment & Holdings Ltd. and others dated August 13, 2021(incorporated by reference to the annual report on Form 10-K filed by the Company on April 8, 2022)

21*	Subsidiaries (incorporated by reference to the Registration Statement on Form S-1 filed by the Company on June 28, 2022)

31.1*	Certification of chief executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of chief financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of chief executive officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of chief financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Financial information from Citrine Global Corp’s Annual Report on Form 10-K for the year ended December 31, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Management contract or compensatory plan or arrangement
*	Filed herewith
**	Furnished herewith

ITEM 16. SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15th, 2026

Skytech Orion Global Corp.

By:	/s/ Ora Elharar Soffer
Ora Elharar Soffer
Chair of the Board and Chief Executive Officer
(Principal Executive Officer)

Date:	April 15th, 2026

By:	/s/ Ilanit Halperin
Ilanit Halperin
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

Date:	April 15th, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ora Elharar Soffer	Chair of the Board of Directors and Chief Executive Officer	April 15th, 2026
Ora Elharar Soffer	(Principal Executive Officer)

/s/ Ilanit Halperin	Director and Chief Financial Officer	April 15th, 2026
Ilanit Halperin	(Principal Financial Officer and Principal Accounting Officer)

