Form 10-Q
period 2026-03-31
SKYTECH ORION GLOBAL CORP.
filed 2026-05-20
CIK 1498067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period ended March 31, 2026; or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from ________ to ________

Commission file number 000-55680

SKYTECH ORION GLOBAL CORP.

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

As of March 31st, 2026 there were 1,247,885,009 outstanding shares of the registrant’s common stock, and 1,247,885,009 as of May 20, 2026.

SKYTECH ORION GLOBAL CORP.

Form 10-Q

March 31, 2026

2

SKYTECH ORION GLOBAL CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2026

3

SKYTECH ORION GLOBAL CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2026

U.S. DOLLARS IN THOUSANDS

SKYTECH ORION GLOBAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(U.S. dollars in thousands, except share and per share data)

	March 31,	December 31,
	2026	2025

Assets
Current Assets
Cash and cash equivalents	3	10
Prepaid expenses	104	93
Other current assets – related party	31	36
Other current assets	26	27
Total Current assets	164	166

Non-current assets
Investments valued under the measurement alternative	679	679
Property and equipment, net	369	366
Total non-current assets	1,048	1,045
Total assets	1,212	1,211

Liabilities and Stockholders’ Deficit
Current liabilities
Short term loans	725	560
Accounts payable	3	12
Accounts payable – related parties	287	285
Accrued compensation – related parties	3,340	3,142
Other current liabilities	673	758
Total current liabilities	5,028	4,757

Non-current liability

Related parties	711	711

Total liabilities	5,739	5,468

Stockholders’ Deficit
Common stock, par value $0.0001 per share, 1,500,000,000 shares authorized at March 31, 2026 and December 31, 2025; 1,247,885,009 shares issued and outstanding at March 31, 2026 and December 31, 2025	125	125
Additional paid-in capital	29,123	29,123
Stock to be issued	157	157
Accumulated deficit	(33,982)	(33,722)
Accumulated other comprehensive income	50	60
Total stockholders’ deficit	(4,527)	(4,257)
Total liabilities and stockholders’ deficit	1,212	1,211

The accompanying notes are an integral part of the condensed consolidated financial statements.

SKYTECH ORION GLOBAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(U.S. dollars in thousands, except share and per share data)

	Three months ended
	March 31
	2026	2025
	(Unaudited)

Research and development expenses– related parties	(101)	(32)
Marketing, general and administrative expenses- related parties	(144)	(165)
Marketing, general and administrative expenses	(36)	(41)
Operating loss	(281)	(238)
Financing income (expenses), net:
Other financing income (expenses), net	21	(29)
Financing income (expenses), net	21	(29)

Net loss attributable to common stockholders	(260)	(267)

Loss per common stock (basic and diluted)	(0.00)	(0.00)

Basic weighted average number of shares of common stock outstanding	1,247,855,009	1,044,074,409

Comprehensive loss:
Net loss	(260)	(267)
Other comprehensive income (loss) attributable to foreign currency translation	(10)	16
Comprehensive loss	(270)	(251)

The accompanying notes are an integral part of the condensed consolidated financial statements.

SKYTECH ORION GLOBAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(U.S. dollars in thousands, except share and per share data)

	Common stock		Additional paid-in	Stock to be	Accumulated	Accumulated other comprehensive	Total stockholders’
	Stock	Amount	capital	issued	deficit	income	deficit
BALANCE AT DECEMBER 31, 2025	1,247,855,009	125	29,123	157	(33,722)	60	(4,257)
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED MARCH 31, 2026:
Other comprehensive loss	-	-	-	-	-	(10)	(10)
Net loss for the period	-	-	-	-	(260)	-	(260)
BALANCE AT MARCH 31, 2026 (unaudited)	1,247,855,009	125	29,123	157	(33,982)	50	(4,527)

	Common stock		Additional paid-in	Stock to be	Accumulated	Accumulated other comprehensive	Total stockholders’
	Stock	Amount	capital	issued	deficit	income	deficit
BALANCE AT DECEMBER 31, 2024	1,044,074,409	104	27,053	1,836	(31,805)	117	(2,695)
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED MARCH 31, 2025:
Issuance of shares under share purchase agreement	-	-	-	138	-	-	138
Share based compensation	-	-	31	-	-	-	31
Other comprehensive income	-	-	-	-	-	16	16
Net loss for the period	-	-	-	-	(267)	-	(267)
BALANCE AT MARCH 31, 2025 (unaudited)	1,044,074,409	104	27,084	1,974	(32,072)	133	(2,777)

The accompanying notes are an integral part of the condensed consolidated financial statements.

SKYTECH ORION GLOBAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands, except share and per share data)

	Three months ended
	March 31,
	2026	2025
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(260)	(267)
Adjustments to reconcile net loss to net cash used in operating activities:
Finance expenses, net	-	1
Share based payment	-	31
Changes in operating assets and liabilities:
Prepaid expenses and other current assets – related party	5	-
Prepaid expenses and other current assets	-	27
Accounts payable and accrued expenses – related parties	189	176
Accounts payable and accrued expenses	(94)	(25)
Net cash used in operating activities	(160)	(57)

CASH FLOWS FROM FINANCING ACTIVITIES
Short term loan ,net	158	-
Receipt on accounts of shares	-	62
Proceeds (repayments) under credit facility	(5)	61
Net cash provided by financing activities	153	123

Effect of exchange rates on cash and cash equivalents	(*)	(*)

Net decrease in cash and cash equivalents	(7)	66

CASH, CASH EQUIVALENTS AT BEGINNING OF PERIOD	10	1

CASH, CASH EQUIVALENTS AT END OF PERIOD	3	67

Supplemental disclosure of cash flow information:
Non-cash transactions:
Loan issuance costs	10	25
Receipt on accounts of shares against other current liabilities	-	76

*	represents amount under $1 thousand

The accompanying notes are an integral part of the condensed consolidated financial statements.

SKYTECH ORION GLOBAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - GENERAL

SkyTech Orion Global, Corp. (previously named “Citrine Global”) or the “Company” was incorporated under the laws of the State of Delaware on May 26, 2010. The Company’s common stock is traded in the United States on the OTC market under the ticker symbol “CTGL.” On June 26, 2025, Citrine Global Corp. changed its name to SkyTech Orion Global Corp. in Delaware, reflecting its strategic focus on UAV and drone solutions.

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

In August 2025, SR Accord extended the credit facility agreement with SkyTech Orion Ltd. until March 31, 2027 and in April 2026, SR Accord extended the credit facility agreement with SkyTech Orion Ltd. until September 30, 2027. The facility is supported by guarantees of CTGL Citrine Global Israel Ltd. and Citrine Global Corp., as well as personal guarantees signed by Ora Elharar-Soffer, the Company’s CEO, and Lior Asher, a director of SkyTech Orion Ltd.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q. In the opinion of management, the financial statements presented herein have not been audited by an independent registered public accounting firm but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the three months ended March 31, 2026. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2025.

These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

SKYTECH ORION GLOBAL CORP.

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

On January 21, 2026, the board approved to increase the company’s existing ESOP from 180,000,000 to 380,000,000 options (an additional 200,000,000 options), to be used for employees and advisors in Israel.

The following table presents the Company’s stock option activity for employees and directors of the Company for the period ended March 31, 2026:

	Number of Options	Weighted Average Exercise Price ($)
Outstanding at December 31, 2025	121,351,320	0.026
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31, 2026	121,351,320	0.026
Number of options exercisable at March 31, 2026	121,351,320	0.026

The stock options outstanding as of March 31, 2026, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options vested
$	As of March 31, 2026
0.0011	46,762	0.35	46,762
0.02	41,237,350	0.35	41,237,350
0.022	47,128,400	0.35	47,128,400
0.05	32,938,620	1.16	32,938,620
	121,351,320		121,351,320

Compensation expense recorded by the Company in respect of its stock-based compensation awards for the period ended March 31, 2026 and 2025 was $0 thousands and $31 thousands, respectively, and are included in General and Administrative expenses in the Statements of Operations.

As of March 31, 2026, there was $0 of total unrecognized compensation cost related to non-vested options.

The aggregate intrinsic value of the awards outstanding as of March 31, 2026 is $0. These amounts represent the total intrinsic value, based on the Company’s stock price of $0.015 as of March 31, 2026, less the weighted exercise price.

NOTE 4 – RELATED PARTIES

Balances with related parties:

	As of March 31,	As of December 31,
	2026	2025

Short term loan	290	230
Non-current liabilities - Related parties	711	711

SKYTECH ORION GLOBAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 5 –EVENTS DURING AND AFTER THE REPORTING PERIOED

On January 21, 2026, the board approved :

-	Directors and Senior Management: The Board approved the grant of stock options to purchase ordinary shares, vesting quarterly over a two-year period, as follows: Ora Elharar-Soffer: 100 million options (exercise price at market price on grant date + 10%), vesting over two years starting September 2025. Lior Asher: 41 million options, exercise price at market price on grant date , vesting over two years starting September 2024. Ilanit Halperin: 20 million options, exercise price at market price on grant date ,vesting over two years starting September 2025. Ronit Pasternak: 10 million options, exercise price at market price on grant date, vesting over two years starting September 2025. David Kretzmer: 7.5 million options, exercise price at market price on grant date ,vesting over two years starting September 2025. All grants are subject to the terms and conditions of the Company’s existing Share Option Plans, as previously approved for senior management and advisors respectively. As of the balance sheet date, the options have not yet been granted.

-	Cash Compensation Effective January 2026, the Board approved updated monthly management fees and salaries for the following officers: Ora Elharar-Soffer (USD 30,000), Ilanit Halperin (USD 12,000), and David Kretzmer (USD 5,000).

-	The board also reapproved full and irrevocable indemnification from SkyTech Orion Global Corp and its subsidiaries (CTGL Citrine Global Israel Ltd and SkyTech Orion Ltd) to Ora Elharar-Soffer and Lior Asher for all personal guarantees, commitments, loans, and obligations undertaken by them personally or through their companies on behalf of the company.

-	A bridge loan of approximately $108,000 (NIS 341,000) from an Israeli financing company. The loan has a term of 6 months, with the lender holding the option for early repayment or conversion of the debt into Company shares at a price of $0.20 per share. The CEO, Ora Elharar-Soffer, and Director Lior Asher provided personal guarantees for this loan, and the Board approved a full indemnification by the Company for these guarantees. Upon receipt of new funding, the Board resolved to prioritize the full reimbursement of all loans and funds previously provided by the CEO and a Director.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws, and is subject to the safe-harbor created by such Act and laws. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other variations thereon or comparable terminology. The statements herein and their implications are merely predictions and therefore inherently subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results, performance levels of activity, or our achievements, or industry results to be materially different from those contemplated by the forward-looking statements. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under the heading “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 as filed with the Securities and Exchange Commission, or the SEC, on April 15th, 2026. Readers are also urged to carefully review and consider the various disclosures we have made in that report. As used in this quarterly report, the “Skytech Orion Global Corp.” “we,” “us,” and “our” refer to Skytech Orion Global Corp., renamed from “Citrine Global Corp.” in October 2025 in Delaware and our consolidated subsidiaries, including our wholly-owned subsidiary, CTGL-Citrine Global Israel Ltd. and to our Majority owned subsidiary SkyTech Orion Ltd. (renamed from Cannovation Center Israel Ltd. in May 2025). For the avoidance of doubt, throughout this report references to “SkyTech Orion Global Corp.” or “SkyTech Orion Global Corp.” (also referred to as “SkyTech Global” or “SkyTech”) mean the U.S. public company, while references to “,” “SkyTech Orion Ltd.” or “SkyTech Israel” mean the Company’s Israeli subsidiary. The use of these names reflects historical name changes and customary commercial usage, and all should be interpreted as referring to the Company and its consolidated group, as applicable.

Overview

This summary highlights selected information contained elsewhere in this report and does not contain all the information that you should consider before making your investment decision. Before investing in our common stock, you should carefully read this entire report, including the information set forth under the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this report and our consolidated financial statements and the accompanying notes included in this report. Except as otherwise indicated herein or as the context otherwise requires, references in this report to “Skytech Orion Global Corp.” “we,” “us,” and “our” refer to Skytech Orion Global Corp., renamed from “Citrine Global Corp.” in October 2025 in Delaware and our consolidated subsidiaries, including our wholly-owned subsidiary, CTGL-Citrine Global Israel Ltd. and to our Majority owned subsidiary SkyTech Orion Ltd. (renamed from Cannovation Center Israel Ltd. in May 2025). For the avoidance of doubt, throughout this report references to “SkyTech Orion Global Corp.” (also referred to as “SkyTech Global” or “SkyTech”) mean the U.S. public company, while references to “SkyTech Orion Ltd.” or “SkyTech Israel” mean the Company’s Israeli subsidiary. The use of these names reflects historical name changes and customary commercial usage, and all should be interpreted as referring to the Company and its consolidated group, as applicable.

Management Discussion & Analysis of Financial Condition & Results of Operations

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

The address of SkyTech Orion Ltd is 5 Rashi St. Yerucham, Israel 8050743

SkyTech Orion Global Corp. - US offices are located #3 Bethesda Metro Center #700, Bethesda, Md 20814.

Our website address is www.skytech-global.com

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

Revenues

We have not generated any revenues from product sales as of March 31, 2026.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2026 compared to the Three Months Ended March 31, 2025

The following table presents our results of operations for the three months ended March 31, 2026 and 2025

	Three Months Ended
	March 31
	2026	2025
	US Dollars
Research and development expenses	(101,000)	(32,000)
Marketing, general and administrative expenses – related parties	(144,000)	(165,000)
Marketing, general and administrative expenses	(36,000)	(41,000)
Operating loss	(281,000)	(238,000)
Other financing expenses, net	21,000	(29,000)
Net loss	(260,000)	(267,000)

Revenues. We had no revenues in the three months ended March 31, 2026 and 2025.

Research and Development. Research and development expenses for the three months ended March 31, 2026 were $101,000 compared to $32,000 for the three months ended March 31, 2025. The increase is primarily attributable to professional expenses incurred in the operation of the business.

Marketing, general and Administrative Expenses. Marketing, general and administrative expenses consist primarily of professional services, share-based compensation expenses and other non-personnel related expenses such as legal expenses. Marketing, general and administrative expenses for the three months ended March 31, 2026 were $180,000 compared to $206,000 for the three months ended March 31, 2025. The decrease is primarily attributable to the decrease in our non-cash share-based compensation expenses.

Financing Expenses, Net. Financing income, net for the three months ended March 31, 2026 were $21,000 compared to financing expenses, net $29,000 for the three months ended March 31, 2025.

Net Loss. Net loss for the three months ended March 31, 2026 was $260,000 and is attributable to the reasons discussed above.

Financial Condition, Liquidity and Capital Resources

At March 31, 2026, we had current assets of $164,000 compared to total current assets of $166,000 as of December 31, 2025. The decrease is mainly attributed to the decrease in cash.

At March 31, 2026, we had a cash balance of $3,000 compared to the cash balance of $10,000 as of December 31, 2025.

At March 31, 2026, we had a working capital deficiency of $4,864,000 as compared with a working capital deficiency of $4,591,000 at December 31, 2025.

The following table provides a summary of operating, investing, and financing cash flows for the three months ended March 31, 2026 and 2025, respectively (in US Dollars):

	Three Months Ended
	March 31, 2026	March 31, 2025
Net cash used in operating activities	(160,000)	(57,000)
Net cash provided by investment activities	-	-
Net cash provided by Financing Activities	153,000	123,000

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

In August 2025, SR Accord extended the credit facility agreement with SkyTech Orion Ltd. until March 31, 2027 and in April 2026, SR Accord extended the credit facility agreement with SkyTech Orion Ltd. until September 30, 2027. The facility is supported by guarantees of CTGL Citrine Global Israel Ltd. and Citrine Global Corp., as well as personal guarantees signed by Ora Elharar-Soffer, the Company’s CEO, and Lior Asher, a director of SkyTech Orion Ltd.

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

Based on the Company’s evaluation of the effectiveness of its disclosure controls and procedures as of March 31, 2026, the Company’s principal executive officer and the Company’s principal financial officer concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2026, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item. However, you should carefully consider the risk factors included in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on April 15th, 2026, in addition to other information contained in our reports and in this quarterly report in evaluating the Company and its business before purchasing shares of our Common Stock.

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

SKYTECH ORION GLOBAL CORP

(Registrant)

By:	/s/ Ora Elharar Soffer	By:	/s/ Ilanit Halperin
	Ora Elharar Soffer		Ilanit Halperin
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date:	May 20, 2026	Date:	May 20, 2026

